Form 10-K
period 1994-12-29
ARTRA GROUP INC
filed 1995-04-13
CIK 200243

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 29, 1994

                                       OR

[   ]        Transition Report Pursuant to Section 13 or 15(d) of the
             Securities and Exchange Act of 1934
             For the transition period from                 to

                         Commission file number 1-3916

                            ARTRA GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)


  Commonwealth of Pennsylvania                         25-1095978
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

   500 Central Avenue, Northfield, IL                     60093
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:    (708) 441-6650

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
     Title of Each Class                            on Which Registered
- -------------------------------                   ----------------------
Common stock, without par value                       New York Stock
                                                  Pacific Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  registrant's   knowledge,  in  the  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


State the aggregate market value of the voting stock held by nonaffiliates of the registrant at February 28, 1995: $24,176,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                             Outstanding at February 28, 1995
- -------------------------------              --------------------------------
Common stock, without par value                         6,703,243


Documents Incorporated by Reference:   None

                                     PART I

Item 1.  Business

At December 29, 1994, ARTRA Group Incorporated, a Pennsylvania corporation incorporated in 1933, and its majority-owned subsidiaries (hereinafter "ARTRA" or the "Company") principally operate in two industry segments as: 1) a manufacturer of packaging products principally serving the food industry; and 2) a designer and distributor of popular-priced fashion costume jewelry.

The Company's packaging products business is conducted by the wholly-owned Bagcraft Corporation of America ("Bagcraft") subsidiary and its wholly-owned subsidiary Arcar Graphics, Inc. acquired effective April 9, 1994.

During 1994, the Company's jewelry business was conducted by its 66.4% owned subsidiary The Lori Corporation ("Lori") through its wholly-owned subsidiaries:

New Dimensions Accessories, Ltd. ("New Dimensions"), formerly R. N. Koch, Inc. Rosecraft, Inc. ("Rosecraft")
Lawrence Jewelry Corporation ("Lawrence")

See Note 19 to the Consolidated Financial Statements for a presentation of industry segment data.


                           Packaging Products Segment

Effective March 3, 1990, ARTRA entered into the packaging products business with its acquisition of Bagcraft. Bagcraft, established in 1947, is a leading manufacturer and supplier of flexible packaging products to the fast food, bakery, microwave popcorn and supermarket industries and is also a significant supplier to the theater industry. Several of Bagcraft's products are widely recognized and have become standard items within various segments of the food industry.

Bagcraft is a full-service supplier complete with its own design studios, laboratory and engineering departments. Bagcraft's sales and technical staff work in conjunction with Bagcraft's customers to determine the proper components of the package. Bagcraft's art department creates packaging designs, subject to customer approval, or duplicates customer-supplied designs. Thereafter, the packaging is produced in accordance with customer specifications using a variety of papers, film, foil and lamination. Bagcraft has developed a number of proprietary innovations in the manufacture of its packaging products. Such innovations include the Dubl-Wax(TM) bag, which introduced specialty waxed bags to the retail bakery industry. Bagcraft is also credited with being instrumental in developing and producing the first microwave popcorn bags.

Bagcraft currently produces over two billion bags and two billion sheets and wrappers annually for the packaging of more than 1,000 different products. Bagcraft purchases the paper, foil, films and chemicals it uses from a number of different unaffiliated suppliers. Since Bagcraft purchases each of the raw materials it requires from more than one supplier, it is not dependent upon a single supplier for any specific materials or supplies.

Sales orders are processed, and manufacturing and delivery schedules are determined primarily at Bagcraft's headquarters and principle production facility in Chicago. In September, 1994, Bagcraft completed the construction of a new 265,000 sq. ft. production facility in Baxter Springs, Kansas. The new Kansas facility, which has added production capacity in Bagcraft's growing food service products business, has replaced Bagcraft's production facility in Joplin, Missouri (which was conveyed to a contractor involved in constructing the Baxter Springs facility in partial consideration of such contractor's fees), its facility in Carteret, New Jersey (which was sold) and its facility in Forest Park, Georgia (which was converted into a distribution facility).

Bagcraft's products are sold throughout the United States by a sales force of approximately 20 full-time salespersons who sell to wholesale distributors and a number of independent brokers who sell Bagcraft product lines to large food processors and food chains. Bagcraft presently sells its products to more than 1,000 customers. Although some of these are the largest and most recognizable companies in the food industry, no single customer accounted for more than 10% of ARTRA's consolidated net sales in 1994.

Sales to customers are made pursuant to orders placed in advance for periods of up to one year. In certain instances Bagcraft and a customer can enter into an agreement to maintain a specified minimum inventory for the customer. The contracts entered into by Bagcraft with its customers vary in length depending on the customer's needs and Bagcraft's capacity to meet the customer's requirements. Generally, Bagcraft's contracts provide advance notice of from 30 days to one year to terminate a contract. The contracts typically provide for delivery of goods at an agreed-upon fixed price, subject to adjustment upon timely notice in advance. Bagcraft usually grants its customers rights of return, subject to penalty, except in the case of goods produced to specification. In addition, Bagcraft typically requires payment for goods 30 days after shipment, but gives its customers a 1% discount if payment is made within 10 days after shipment.

Bagcraft believes that it is the manufacturer of the most diversified line of flexible packaging products in the United States. However, there are a number of domestic and foreign companies which compete directly with Bagcraft in each of its major product lines, certain of which have a larger market share with respect to specific product lines. Bagcraft's competitors range from small companies to divisions of large corporations which have substantially greater financial resources than those available to Bagcraft. Bagcraft competes on the basis of quality, service and the price of its products.

Bagcraft believes that a modest level of continuing research and development and strict quality and process control will be necessary to maintain and improve its position in the flexible packaging industry. All product modifications and manufacturing innovations reflect input from its personnel in general management, sales, marketing design, R&D and engineering.

Bagcraft's products are sold by four marketing divisions as described below:


         Paper Division

Bagcraft believes it is the industry leader in specialty paper bags, which represented approximately 30% of Bagcraft's 1994 sales. Bakeries account for approximately 60% of the paper division's sales which also include supermarkets and various retail food chains. A number of the paper division's products, including Dubl-Wax(TM), Dubl-Panel(TM), Dubl-Clear(TM) and Sealing-Strip(TM) represent significant manufacturing innovations which have contributed to Bagcraft's position as the industry leader. Major customers include Walgreen's, Albertson's and Dunkin' Donuts. Bagcraft believes the outlook for the future indicates stability and growth.

Bagcraft's Paper Division stocks approximately 150 generic products, which enables Bagcraft to lead the industry in providing the widest variety of immediately available unprinted and stock printed bags and sheets in the industry. Stock products are bought and inventoried by distributors who, in turn, sell them in varying quantities to end-users for a multitude of purposes. The stock line is sold mainly through Bagcraft field salespeople and telemarketing from Bagcraft's Chicago home office.


         Food Service Division

The Food Service Division, which represented approximately 46% of Bagcraft's 1994 sales, is a leader among its competitors. Bagcraft's products sold to the food service industry include foil and paper bags and sheets for sandwiches, french fries, chicken and other prepared foods. Major customers in this industry include Wendy's, Burger King, Taco Bell, Dairy Queen and McDonald's.

The development of the Honeycomb sheet helped propel Bagcraft to its industry leading position. The Honeycomb sheet incorporates a moisture absorbing layer which prevents buns from becoming soggy and tends to keep food warm for a longer period of time. Additionally, when used to replace rigid packaging, it represents significant source reduction to the solid waste system.

         Specialty Bag Division

The Specialty Bag Division represented approximately 15% of Bagcraft's 1994 sales. Many of the division's products represent unique additions to Bagcraft's standard products. The Cue-Pon Bag(TM) has a "tear out" coupon affixed near the window on the bag which offers the shopper the immediate benefit of the coupon upon purchase. The Cue-Pon Pocket Bag(TM) has a pouch on the front of the bag which can be filled with novelty items by the retailer.

The division features products for the packaging of bakery goods, such as cookies and donuts, coffee, pre-popped popcorn and specialized promotional items such as premiums for kids meals sold by food service chains. This division provides bags with transparent windows, metal tin tie attachments and convenient self-opening bottoms.

This division also produces theater popcorn bags, which provide the theater chains with a more economical package that is easy to dispose of and substantially reduces the amount of space needed to inventory the product as well as providing a conveniently resealable bag by using Tac-Labels(TM) in lieu of Tin Ties. Bagcraft is the leading supplier of popcorn bags to theater chains such as General Cinema Corporation and Mann Theaters. The newest addition to this division is the "To Go!" Bags(TM). These double wall bags provide many of the properties of rigid containers such as tubs and cartons with the environmental and storage advantages of bags. Although in the early stages of production, "To Go!" Bags(TM) have been enthusiastically received and now are subject to a backlog. Other customers for the division include Bake-Line Products and Interstate Brands.


         Microwave Popcorn Division

The Microwave Popcorn Division, which represented approximately 7% of Bagcraft's 1994 sales, represents an example of Bagcraft's high technology advancements. Bagcraft supplies microwave popcorn packaging to several industry leaders, including Hunt-Wesson (Orville Redenbacher) and U.S.A. Family Foods.

Bagcraft was instrumental in the development of the first microwave popcorn bag and played an important role in developing "susceptor" accelerator technology which it has incorporated into its products. The susceptor technology involves placing a metallized material into the popcorn bag which accelerates the heat transfer and results in a higher percentage of the popcorn kernels being popped. Golden Valley, which held a patent on the susceptor technology pursuant to which Bagcraft held a license, recently lost a court decision which resulted in a determination that the patent was invalid. Unless overturned on appeal, this decision means Bagcraft will be able to produce and sell these products to all customers without paying a license fee.

One of the former leading microwave popcorn accounts, Orville Redenbacher, has recently changed to self-manufacture. However, with the growth anticipated from such customers as U.S.A. Family Foods, this division is expected to continue modest long-term growth.

In 1993, Bagcraft completed the sale of its former Roll Press Division. The disposal of the Roll Press division has enabled Bagcraft to focus on higher margin specialty product bags and sheets and avoid the more competitive pricing pressures experienced in this line of business. The Roll Press Division accounted for approximately 6% of Bagcraft's 1993 sales (12% in 1992, the last full year of Roll Press Division production), producing products such as wrapping for candy, baked foods, coffee and meat.

As discussed in Note 3 to the Company's Consolidated Financial Statements, effective April 8, 1994, Bagcraft acquired the business assets, subject to buyer's assumption of certain liabilities of Arcar Graphics, Inc. ("Arcar"), a manufacturer and distributor of waterbase inks for the flexographic and rotogravure printing industries. Arcar is one of the larger waterbase ink suppliers in the United States and serves over 500 customers. The principal markets of Arcar's products include printers of tags and labels, flexible packaging manufacturers and polycoated cup manufacturers. Arcar's products include ink systems and presside additives which represented approximately 86% and 14% of 1994 sales, respectively. Management believes its product line of 39 ink systems is more extensive than those of most of its competitors. Arcar competes on the basis of product quality and performance, as well as service. Price is a less significant competitive factor since ink represents only an estimated 3% of waterbase ink users' operating costs.

Arcar was founded in 1982. The Company's corporate offices and manufacturing facilities are located in West Chicago, Illinois. The Company also maintains four satellite distribution centers in the Philadelphia, Atlanta, Cincinnati, and Kansas City metropolitan areas.


                                Jewelry Segment

On February 8, 1985, ARTRA acquired a majority interest in Lori and, concurrently, Lori entered into the jewelry business through the acquisition of all of the outstanding capital stock of New Dimensions. On June 4, 1986, Lori acquired all of the capital stock of Rosecraft. On October 22, 1986, Lori acquired all of the capital stock of Lawrence.

Each of the Lori operating subsidiaries is a distributor of fashion jewelry. The Lori operating subsidiaries contract with outside sources for the manufacture of the jewelry it sells. Management believes that the loss of any one of its suppliers would not have a material adverse effect on its business because an adequate number of other suppliers are available. This jewelry is manufactured from readily available materials, which include gold, brass, steel, copper, zinc, plastics, glass stones, lacquer and enamel. Management believes that there is currently an ample supply of the raw materials needed by its suppliers to manufacture its jewelry and that multiple sources of supply exist.

The  fashion  jewelry  business  is highly  competitive.  The  Company  competes primarily with other fashion jewelry designers and distributors. Sales of fashion jewelry have not returned to the levels experienced prior to the general economic recession in the United States in 1990-1991. Despite the broad-based recovery in the United States economy which has been evident at least since the third quarter of 1993, sales of fashion jewelry products have not returned to pre-recession levels. Although the fashion jewelry industry has traditionally been regarded as cyclical, the failure of fashion jewelry sales to rebound with the economy suggests that the current industry conditions reflect a fundamental adverse change in the industry rather than merely the trough in a cycle. Among the factors which have been identified as contributing to the recession in the fashion jewelry industry are (i) current fashion, which favors a minimum of jewelry and adornment; (ii) the general trend in the United States toward more casual attire in office and evening wear, with which attire no jewelry or a minimum of jewelry is worn; and (iii) the recessionary environment in the fine jewelry industry, which has resulted in fine jewelry manufacturers and distributors lowering prices and making available lower cost items, such as 10 karat gold jewelry, to increase market share at the expense of fashion jewelry distributors.

The continuing recession in the fashion jewelry industry has resulted in a number of competitors ceasing operations (in what is commonly referred to as a "shake out" in the industry). Many of the remaining competitors have taken steps designed to strengthen their positions in the markets or, in certain instances, simply to enable them to survive. These steps include improving operating efficiencies in the manufacturing or sourcing of goods, reducing staff, pressuring suppliers to lower costs or identifying new suppliers willing to do so, and accepting lower profit margins or increasing the use of service programs under which goods unsold by the retailer are accepted for return (or, alternatively, increasing the guaranteed profit margins of the retailers). The implementation of these steps by various competitors has resulted in significantly heightened competition in the fashion jewelry industry.

Competitive pressure has also been introduced in the industry by national discount department store chains. Tactics employed by these increasingly powerful chains have included (i) direct sourcing of "knock-offs" of the most successful lines or items sold, (ii) pressuring distributors such as Lori's operating subsidiaries to accept returns of unsold goods, (iii) delaying or withholding payments on other orders, threatening to suspend future business or unilaterally terminating other orders, and (iv) selling competitors' jewelry lines side-by-side. As these national chains continue to capture market share and drive regional chains and independently-owned stores out of business, their buying departments will have an increasing ability to dictate pricing in the fashion jewelry industry.

Due to the conditions noted above, in recent years, Lori has suffered significant operating losses. No assurances can be given that either the business and operations of Lori or the market conditions in the fashion jewelry industry generally will improve in the immediate future.

Since December 30, 1993 and during 1994, Lori and its operating subsidiaries were not in compliance with certain provisions of their respective bank loan agreements. As discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," on August 18, 1994, as amended December 23, 1994, ARTRA, Lori's parent, Fill-Mor Holding, Inc. ("Fill-Mor"), Lori and Lori's operating subsidiaries entered into an agreement with Lori's bank lender to settle obligations due the bank under terms of the bank loan agreements of Lori and its operating subsidiaries and Fill-Mor. Under terms of the amended settlement agreement, as partial consideration, the bank lender received all of the assets of New Dimensions and New Dimensions ceased operations. The operations of the Company's other subsidiaries, Lawrence and Rosecraft, are continuing as discussed below.


         Lawrence

Lawrence  is  engaged  in  the   distribution   and  sale  of  a  full  line  of
popular-priced fashion costume jewelry and fashion accessories to mass merchandise retailers, department stores and specialty stores throughout the United States. Lawrence's sales are subject to seasonal fluctuations with peak selling seasons consisting of Spring (March/April), Back-to-School and Christmas (October/November).

A majority of Lawrence's annual sales involve the sale of fashion costume jewelry. Lawrence markets over 3,500 different styles of costume jewelry items annually.

Approximately 95% of Lawrence's products are marketed though its full service sales program, designed to provide customers with a continuous flow of merchandise. Services provided under this program include packaging, price pre-ticketing, stocking, merchandise display and inventory control.

Lawrence has approximately 20 customers with approximately 2,500 retail outlets in the United States. Among them are department stores, mass merchandisers, chain stores, specialty stores, boutiques, children's stores and gift stores. Lawrence sells all of its products directly to its customers who, on a limited basis, may be offered extended payment terms beyond 30 days depending upon their trade practices and financial strength. Lawrence does not have sales contracts with its customers.

Lawrence believes it is one of a number of significant costume jewelry companies. Some of these, however, are national suppliers which have greater financial resources than Lawrence. Lawrence competes largely through the ability of its full time staff of professional marketing and service representatives to meet customers' needs for continuity and timeliness of service and through the ability of its staff to identify fashion trends and develop appropriate products.

Lawrence has recently expanded its business to include outside retail support services to non-jewelry companies. Lawrence views this relatively new market as a potentially significant source of additional revenue.


         Rosecraft

Rosecraft is a creator, designer, importer and distributor on a direct basis of popular-priced fashion costume jewelry and related accessories for children which is sold in junior specialty chains, department and specialty stores and mass merchandise retailers throughout the United States. Rosecraft offers over 1,700 styles of earrings, necklaces, bracelets, hair and other fashion accessories. Many items are sold under the trademark "Rosecraft Kids", which is a recognized name in children's fashion jewelry and related accessories.

Rosecraft employs designers to develop fashion costume jewelry and accessories to satisfy consumer demand and is responsible for creating items to provide new merchandise for Rosecraft's customers. Approximately 80% of Rosecraft's products are imported from the Far East with the remaining 20% of its products purchased from domestic manufacturers. Rosecraft believes that multiple sources of supply exist for its line of children's fashion costume jewelry and accessories.

Rosecraft has approximately 275 active customers with approximately 4,000 retail outlets in the United States. Rosecraft sells all of its products directly to its customers who, on a limited basis, may be offered extended payment terms beyond 30 days depending upon their trade practices and financial strength. Rosecraft does not have sales contracts with its customers.

Rosecraft believes that it competes in a fragmented industry with many regional suppliers and a few national suppliers, some of whom have greater financial resources than Rosecraft. Rosecraft competes on the basis of design, price, quality, delivery time and customer service.

In June, 1992, Rosecraft closed its Ladies line of fashion costume jewelry in order to concentrate on its higher margin Children's line of fashion costume jewelry and accessories. During the year ended December 31, 1992, the Ladies line accounted for approximately 16% of Rosecraft's sales. The closing of Rosecraft's Ladies line resulted in a charge to operations of $900,000. The restructuring charge included inventory liquidation costs, lease termination costs and employee severance costs.


         New Dimensions

As discussed above, under terms of the amended settlement agreement, Lori's bank lender received all of the assets of New Dimensions and New Dimensions ceased operations effective December 27, 1994 (See Note 7). Previously, New Dimensions was principally engaged in the design, distribution and sale of popular-priced fashion costume jewelry and key chains to mass merchandise retailers throughout the United States. New Dimensions' operations were conducted principally through its service program in which New Dimensions provided product, packaging, price pre-ticketing, stocking, merchandise display and inventory control of the costume jewelry sold through its customers' retail outlets.




Employees

At December 29, 1994, the Company employed approximately 1,600 persons, including approximately 350 part-time jewelry segment service representatives. The Company considers its relationships with its employees to be good.

Item 2.  Properties

The following table sets forth a brief description of the properties of the Company and its subsidiaries. The Company and its subsidiaries believe that all of their facilities are adequate for their present and reasonably anticipated future business requirements.


                            General                                             Ownership
 Location                   Description
 ------------               -------------------------------------------         -----------------------

ARTRA:
   Northfield, IL (1)       Headquarters facility of                             Leased, month to month
                            approximately 27,000 sq. ft
Bagcraft:
    Chicago, IL             Administrative and manufacturing facility of         Owned
                            approximately 148,000 sq. ft.

    Chicago, IL (2)         Warehouse and office facility of                     Leased, expiring in 1996
                            approximately 63,000 sq. ft

    Baxter Springs, KS(3)   Manufacturing, warehouse and office facility
                            of approximately 265,000 sq. ft.                     Owned

    Forest Park, GA(3)      Warehouse and office facility                        Owned
                            of approximately 35,000 sq. ft

    Edison, NJ              Warehouse facility                                   Leased, expiring in 1999
                            of approximately 45,000 sq. ft

ARCAR:
    West Chicago, IL        Manufacturing, warehouse and office                  Leased, expiring in 2000
                            facility of approximately 24,000 sq. ft

    West Chicago, IL        Warehouse facility                                   Leased, expiring in 2000
                            of approximately 8,000 sq. ft


                            General
 Location                   Description                                         Ownership
 ------------               -------------------------------------------         -----------------------

Lori and Rosecraft:
    Woonsocket, RI          Headquarters (Lori and Rosecraft) and distribution   Leased, expiring in 1996
                            facility of approximately 86,200 sq.ft.

    New York, NY            Showroom of approximately 4,300 sq. ft.              Leased, expiring in 1996

Lawrence:
    Eden Prairie, MN        Headquarters and distribution facility of            Leased, expiring in 1995
                            approximately 42,000 sq. ft.


    (1) In July, 1992 ARTRA sold its headquarters building under a lease arrangement with an option to buy that expired in July, 1993. The building continues to be available to ARTRA under a month-to-month lease.

    (2) This lease provides for two ten-year options to renew at the same base rental upon the expiration of its current term.

    (3) In September, 1994, Bagcraft completed construction of a new 265,000 sq. ft. production facility in Baxter Springs, Kansas. This facility replaced Bagcraft's production facilities in Joplin, Missouri, Carteret, New Jersey and Forest Park, Georgia. Bagcraft conveyed the former Joplin, Missouri facility to one of the contractors involved in the construction of the Baxter Springs, Kansas facility as partial consideration for the work performed by this contractor. Bagcraft sold the Carteret, New Jersey facility. The Forest Park, Georgia facility is being retained as a distribution center.



Item 3.  Legal Proceedings

As discussed in Note 6 to the Consolidated Financial Statements in March, 1989, Envirodyne Industries, Inc. ("Envirodyne") and Emerald Acquisition Corporation ("Emerald") entered into a definitive agreement for a subsidiary of Emerald to acquire all of the issued and outstanding shares of Envirodyne common stock. Pursuant to the terms of certain letter agreements, ARTRA agreed to participate in the transaction and received Envirodyne's consent to sell its then 4,830,000 Envirodyne common shares (a 26.3% interest) to Emerald. On May 3, 1989 the transaction was consummated. ARTRA received consideration consisting of: (i) cash of $75,000,000; (ii) a 27.5% common stock interest in Emerald and (iii) Emerald junior debentures ("Junior Debentures") with a principal amount of $20,992,710. The Junior Debentures were scheduled to mature May 1, 2001, twelve years from the date of issuance, and to accrue and pay interest in the form of cash or additional Junior Debentures, at Emerald's option, semi-annually, for the first six years at the rate of 15% and to pay interest at the rate of 15% in the form of cash thereafter, semi-annually in arrears. ARTRA's 27.5% interest in Emerald common stock and Emerald Junior Debentures, as required by the Securities and Exchange Commission Staff Accounting Bulletin No. 81, were carried net of a valuation allowance.

On January 6, 1993, a group of bondholders filed an involuntary petition for reorganization of Envirodyne under Chapter 11 of the U.S. Bankruptcy Code. On January 7, 1993, Envirodyne and certain of its subsidiaries (the "Debtor") filed petitions under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division.
Subsequently, Emerald filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the same court.

On December 17, 1993 the Bankruptcy Court confirmed the First Amended Joint Plan of Reorganization as twice modified (the "Plan") with respect to Envirodyne and certain of its subsidiaries. The confirmation of the Plan was affirmed by the United States District Court for the Northern District of Illinois on December 28, 1993 and Envirodyne and certain of its subsidiaries emerged from Chapter 11 on December 31, 1993, the Effective Date. A notice of appeal to the United States Court of Appeals for the Seventh Circuit was thereafter filed by certain holders of Envirodyne's 13.5% Subordinated Notes Due 1996. Envirodyne has filed a motion, which is currently pending, to dismiss the appeal. Envirodyne believes that the confirmation of the Plan should be affirmed on appeal. However, no assurance can be given that Envirodyne will prevail on the appeal or what the effect of any such reversal of the Plan would have on Envirodyne or the Plan. The Emerald Chapter 11 case is still pending although ARTRA has moved to dismiss that case.

Envirodyne's plan of reorganization did not provide any consideration or value to Emerald and Emerald, therefore, is without assets to provide value to ARTRA for ARTRA's investment in Emerald common stock and Emerald Junior Debentures. See discussion below and in Note 20 Litigation for remedies being pursued by ARTRA as compensation for the lost value of its investment in Emerald common stock and Emerald Junior Debentures.

On November 2, 1993, ARTRA filed suit in the Circuit Court of the Eighteenth Judicial Circuit for the state of Illinois (the State Court Action") against Salomon Brothers, Inc., Salomon Brothers Holding Company, Inc. (collectively, "Salomon") D.P. Kelly & Associates, L.P. ("DPK"), Donald P. Kelly ("Kelly Defendants" along with DPK), Charles K. Bobrinskoy, James F. Massey, William Rifkind and Michael J. Zimmerman. The defendants removed the case to the Bankruptcy Court in which the Emerald Chapter 11 case is pending. On July 15, 1994 all but two of ARTRA's causes of action were remanded to the state court. The Bankruptcy Court maintained jurisdiction of ARTRA's claims against the individual defendants for breaching their fiduciary duty as directors of Emerald to Emerald's creditors and interference with ARTRA's contractual relations with Emerald. ARTRA's appeal of the Bankruptcy Court retention of claims is currently pending.

On December 21, 1994, the Salomon Defendants and the Kelly defendants brought motions to dismiss ARTRA's Second Amended Complaint in the State Court Action. On February 8, 1995, ARTRA's Second Amended Complaint was dismissed in part, with leave to replead.

On March 10, 1995, ARTRA filed a Third Amended Complaint in the State court Action, pleading causes of action for breach of fiduciary duty, fraudulent misrepresentation and negligent misrepresentation ARTRA seeks in the action compensatory damages of $136.2 million, punitive damages of $408.6 million and approximately $33 million in fees paid to Salomon.

The case is in its early stages and discovery is just beginning. ARTRA cannot predict, with any certainty, the outcome of the suit.

On February 5, 1993, Lori's New Dimensions subsidiary filed a petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Case No. 93 B 40653). On April 9, 1993, New Dimensions' reorganization plan was confirmed by an order of the Bankruptcy Court. On May 3, 1993, the consummation date of the reorganization, New Dimensions emerged from Chapter 11 bankruptcy court protection. See Note 7 to the Company's Consolidated Financial Statements for a discussion of the terms of New Dimensions' plan of reorganization.

As a result of the time required to complete the restructuring of New Dimensions and the financial significance to ARTRA and Lori of the restructuring, ARTRA and Lori did not timely file Form 10-K for the year ended December 31, 1992 and Form 10-Q for the quarter ended March 31, 1993 and have also been late in previous annual and quarterly filings with the Securities and Exchange Commission ("SEC"). As a result of discussions with the SEC, in June, 1993, ARTRA and Lori readily consented to a Final Judgment of Permanent Injunction to file with the SEC Form 10-K for the year ended December 31, 1992 and Form 10-Q for the quarter ended March 31, 1993 by late July and to meet future filing requirement deadlines.

Effective December 31, 1989, ARTRA completed the disposal of its former scientific products segment with the sale of its Welch subsidiary, formerly Sargent-Welch Scientific Company, to a privately held corporation whose president and sole shareholder was a vice president of Welch prior to the sale. The consideration received by ARTRA consisted of $2,625,000 payable June 30, 1997, with interest at 10% beginning June 30, 1990, under terms of a noncompetition agreement and the buyer's subordinated note in the principal amount of $2,500,000. The receivable due June 30, 1997 under terms of the noncompetition agreement is reflected in ARTRA's consolidated balance sheet at December 29, 1994 and December 30, 1993 in other assets at $2,625,000. The subordinated security, due in 1997, was originally scheduled to be non-interest bearing for a period of three years, after which time interest will accrue at the rate of 10% per annum. The note was discounted at a rate of 10% during the non-interest bearing period and is reflected in ARTRA's Consolidated Balance Sheet at December 29, 1994 and December 30, 1993 in other assets at $1,375,000, net of a discount of $1,125,000.

In December, 1991 Welch filed a lawsuit against ARTRA alleging that certain representations, warranties and covenants made by ARTRA, which were contained in the parties' Stock Purchase Agreement, were false. Welch is seeking compensatory damages in the amount of $3,800,000. Subsequently, ARTRA had filed a counterclaim predicated upon Welch's breach of the payment terms of the parties' Non-Competition Agreement and the Subordinated Note executed by Welch. ARTRA is seeking damages in the amount of approximately $5,300,000 plus accrued interest. On November 23, 1994, the Circuit Court of Cook County Law Division in Chicago granted a judgment in favor of ARTRA affirming the validity of the amounts due under the Non-Competition Agreement and the Subordinated Note of $2,625,000 and $2,500,000, respectively.

The Company and its subsidiaries are the defendants in various business-related litigation and environmental matters. At December 29, 1994 and December 30, 1993, the Company has accrued $1,500,000 and $1,850,000, respectively for potential business-related litigation and environmental liabilities. However, as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, ARTRA may not have available funds to pay liabilities arising out of these business-related litigation and environmental matters or, in certain instances, to provide for its legal defense.

In January 1985 the United States Environmental Protection Agency ("EPA") notified the Company's Bagcraft subsidiary that it was a potentially responsible party under the Comprehensive Environmental Responsibility Compensation and Liability Act ("CERCLA") for alleged release of hazardous substances at the Cross Brothers site near Kankakee, Illinois.

Although Bagcraft has denied liability for the site, it has entered into a settlement agreement with the EPA, along with the other third party defendants, to resolve all claims associated with the site except for state claims. In May, 1994 Bagcraft paid $850,000 plus accrued interest of $29,000 to formally extinguish the EPA claim. Bagcraft filed suit in 1993 in the United States District Court for the Northern District of Illinois, against its insurers to recover a portion of its liability costs in connection with the Cross Brothers case. Bagcraft recovered $725,000 from its insurers in 1994 and an additional $250,000 in 1995. With regard to the state action, Bagcraft is participating in settlement discussions with the State and thirteen other potential parties to resolve all claims associated with the State. The maximum state claim is $1.1 million. Bagcraft has accrued $120,000 related to the State action in the Company's consolidated financial statements at December 29, 1994.

Bagcraft was listed as a de minimis contributor at the American Chemical Services, Inc. off-site disposal location in Griffith, Indiana. This site is included in the EPA's National Priorities List. Bagcraft is presently unable to determine its liability, if any, with respect to this site.

Bagcraft is presently undertaking a soil remediation project for solvent-contaminated soil at its Chicago manufacturing facility. The environmental firm responsible for implementing the remediation has recommended that a soil vapor extraction process be used, at an estimated cost of $175,000. Although there can be no assurances that remediation costs will not exceed this estimate, in the opinion of management, no material additional costs are anticipated.

In April 1994, the EPA notified the Company that it was a potentially responsible party for the disposal of hazardous substances (principally waste oil) at a disposal site in Palmer, Massachusetts generated by a manufacturing facility formerly operated by the Clearshield Plastics Division ("Clearshield") of Harvel Industries, Inc. ("Harvel"), a majority owned subsidiary of ARTRA. In 1985, Harvel was merged into ARTRA's Fill-Mor subsidiary. This site has been included on the EPA's National Priorities List. In February 1983, Harvel sold the assets of Clearshield to Envirodyne. The alleged waste disposal occurred in 1977 and 1978, at which time Harvel was a majority-owned subsidiary of ARTRA. In May 1994, Envirodyne and its Clearshield National, Inc. subsidiary sued ARTRA for indemnification in connection with this proceeding. The cost of clean-up at the Palmer, Massachusetts site has been estimated to be approximately $7 million according to proofs of claim filed in the adversary proceeding. A committee formed by the named potentially responsible parties has estimated the liability respecting the activities of Clearshield to be $400,000. ARTRA has not made any independent investigation of the amount of its potential liability and no assurances can be given that it will not substantially exceed $400,000.

In a case titled Sherwin-Williams Company v. ARTRA GROUP Incorporated, filed in 1991 in the United States District Court for Maryland, Sherwin-Williams Company ("Sherwin-Williams") brought suit against ARTRA and other former owners of a paint manufacturing facility in Baltimore, Maryland for recovery of costs of investigation and clean-up of hazardous substances which were stored, disposed of or otherwise released at this manufacturing facility. This facility was owned by Baltimore Paint and Chemical Company, formerly a subsidiary of ARTRA from 1968 to 1980. Sherwin-William's current projection of the cost of clean-up is approximately $5 million to $6 million. The Company has filed counterclaims against Sherwin-Williams and cross claims against other former owners of the property. The Company also is vigorously defending this action and has raised numerous defenses. Currently, the case is in its early stages of discovery and the Company cannot determine what, if any, its liability may be in this matter.

In connection with this suit, in a case filed in 1992 in the Circuit Court for Baltimore City, Maryland, American Motorists Insurance Company ("AMICO") is seeking a declaratory judgment that it is not required to defend, indemnify or provide insurance coverage to ARTRA in connection with the Sherwin-Williams case. The Circuit Court ruled in favor of AMICO, but in June 1994, the Court of Special Appeals of Maryland reversed the final Circuit Court, ruling that AMICO was obligated to defend and indemnify ARTRA.

ARTRA was named as a defendant in United States v. Chevron Chemical Company brought in the United States District Court for the Central District of California respecting Operating Industries, Inc. site in Monterey Park, California. This site is included on the EPA's National Priorities List. ARTRA's involvement stemmed from the alleged disposal of hazardous substances by The Synkoloid Company ("Synkoloid") subsidiary of Baltimore Paint and Chemical Company, which was formerly owned by ARTRA. Synkoloid manufactured spackling paste, wall coatings and related products, certain of which generated hazardous substances as a by-product of the manufacturing process.

ARTRA entered into a consent decree with the EPA in which it agreed to pay $85,000 for one phase of the clean-up costs for this site; however, ARTRA defaulted on its payment obligation. ARTRA is presently unable to estimate the total potential liability for clean-up costs at this site, which clean-up is expected to continue for a number of years. The consent decree, even if it had been honored by ARTRA, was not intended to release ARTRA from liability for costs associated with other phases of the clean-up at this site. The Company is presently unable determine what, if any, additional liability it may incur in this matter.

In a case titled City of Chicago v. NL Industries, Inc. and ARTRA GROUP Incorporated, filed in the Circuit Court of Cook County, Illinois, the City of Chicago alleged that ARTRA (and NL Industries, Inc.) had improperly stored, discarded and disposed of hazardous substances at the subject site, and that ARTRA had conveyed the site to Goodwill Industries to avoid clean-up costs. At the time the suit was filed, the City of Chicago claimed to have expended $1,000,000 in clean-up costs. ARTRA and NL Industries, Inc. have counter sued each other and have filed third party actions against the subsequent owners of the property. The City of Chicago has made an offer to settle the matter for $400,000 for all parties. The parties are currently conducting discovery. The Company is presently unable to determine ARTRA's liability, if any, in connection with this case.

                                    PART II

Item 5.  Market  For the  Registrant's  Common  Equity and  Related  Shareholder
Matters.

ARTRA's common stock, without par value, is traded on the New York ("NYSE") and Pacific Stock Exchanges. The Company currently does not meet certain of the requirements for maintaining its listing on the NYSE and the NYSE is reviewing the status of the Company's listing on the exchange. As of March 31, 1995 and December 29, 1994, the approximate number of holders of its common stock was 2,500.

The high and low sales prices for ARTRA's common stock, as reported in the NYSE Quarterly Market Statistics reports, during the past two fiscal years were as follows:

                                        1994                        1993
                               ---------------------       ---------------------
                                 High          Low           High          Low
                               -------       -------       -------       -------
First quarter ..........       7 - 3/4       5 - 1/8       4 - 5/8       3 - 1/2
Second quarter .........       6 - 1/4       4 - 3/8       4 - 7/8       3
Third quarter ..........       7 - 1/4       5             5 - 3/4       3 - 1/4
Fourth quarter .........       5 - 3/8       3 - 3/4       8 - 3/8       4 - 7/8


No dividends were paid in 1994 or 1993 nor are any anticipated in 1995. The Company is prohibited from paying dividends to its stockholders pursuant to the terms of its bank loan agreement. In addition, the Company's operating subsidiaries are prohibited from or restricted in paying dividends or making distributions under their respective bank loan agreements (except for limited overhead allocations payable to the parent entity). Accordingly, even if ARTRA were permitted to pay dividends to its stockholders, the restrictions or limitations on these operating subsidiaries in upstreaming payments would make the payment of dividends by ARTRA unlikely. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the loan agreements of the Company and its operating subsidiaries.

Item 6.  Selected Financial Data.

Following is a consolidated summary of selected financial data of the Company (in thousands, except per share data) for each of the five fiscal years in the period ended December 29, 1994. The information for the year ended December 29, 1994 includes the operations of Arcar Graphics, Inc. since its acquisition effective April 9, 1994. The information for the year ended December 31, 1990 includes the operations of Bagcraft Corporation of America since its acquisition effective March 3, 1990.

                                                                                      Fiscal Year Ended (E)
                                                  --------------------------------------------------------------------------------
                                                     1994              1993              1992             1991             1990
                                                  ---------         ---------         ---------         ---------       ----------

Net sales ................................        $ 152,115         $ 159,638         $ 196,568         $ 230,740        $ 210,106
 Loss from
   continuing operations (A) .............          (29,435)           (8,543)          (38,302)          (13,161)          (3,894)
Earnings from
 discontinued operations (B) .............                                                  330                                772
Extraordinary credits (C) ................            8,965            22,057                                                   35
Net earnings (loss) ......................          (20,470)           13,514           (37,972)          (1,161)           (3,087)

Earnings (loss) per share:
   Continuing operations .................            (5.30)            (1.88)            (8.98)            (3.36)           (1.25)
   Discontinued operations ...............                                                  .08                                .21
   Extraordinary credits .................             1.57              4.49                                                  .01
   Net earnings (loss) ...................            (3.73)             2.61             (8.90)            (3.36)           (1.03)

Total assets (D) .........................           93,429            92,774            98,731           126,277          141,345
Long-term debt ...........................           19,673            29,264            13,802            57,296           67,116
Debt subsequently discharged .............            9,750
Liabilities subject
   to compromise .........................                                               41,500
Cash dividends ...........................



(A) The loss from continuing operations for the year ended December 29, 1994 includes a charge to operations of $10,800,000 representing a write-off of New Dimensions goodwill December 31, 1994. See Note 7 to the Company's Consolidated Financial Statements. The loss from continuing operations for the year ended December 31, 1992 includes charges to operations of $8,664,000 representing an impairment of goodwill at December 31, 1992 and $8,500,000 representing increased reserves for markdowns allowances and inventory valuation.

(B) Earnings from discontinued operations for the year ended December 31, 1992 represents a gain from the sale of ARTRA's Ratex Resources subsidiary. Ratex was part of ARTRA's discontinued oil and gas operations. Earnings from discontinued operations for the year ended December 31, 1990 represents a gain due to additional proceeds received from the disposition of the Company's former Sargent-Welch Scientific Company.

(C) The 1994 extraordinary credit represents a gain from a net discharge of indebtedness under terms of the Company's debt settlement agreement with its bank.. See Note 7 to the Company's Consolidated Financial Statements. The 1993 extraordinary credit represents a gain from a net discharge of indebtedness due to the reorganization of the Company's New Dimensions subsidiary. See Note 8 to the Company's Consolidated Financial Statements. The 1990 extraordinary credit represent gains on purchases of New Dimensions senior notes at market prices lower than face value.

(D) As partial consideration for the debt settlement agreement, in December, 1994 the Company's bank lender received all of the assets of New Dimensions. See Note 7 to the Company's Consolidated Financial Statements.

(E) Effective in 1993, the Company adopted a 52/53 week fiscal year ending the last Thursday of December .


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


The following discussion supplements the information found in the financial statements and related notes:


Changes in Business

As discussed in Note 3 to the Consolidated Financial Statements, in March, 1994, Bagcraft entered into an agreement to purchase the business assets, subject to buyer's assumption of certain liabilities, of Arcar Graphics, Inc. ("Arcar"), a manufacturer and distributor of waterbase inks, for consideration of $10,264,000. The consideration consisted of cash of $2,264,000 and subordinated promissory notes totaling $8,000,000. In addition to the initial consideration, the purchase price may be increased based upon Arcar's cumulative earnings, as defined in the purchase agreement, for the period from January 1, 1994 until December 31, 1997 ("earnout compensation"). The earnout compensation, if applicable, is payable on or before January 2, 1999 along with interest thereon at the prime rate for the period January 1, 1998 until final payment. The seller also received a warrant to purchase 177,778 ARTRA common shares at a price of $5.625 per share, the market value at the date of grant. Exercise of the warrant is payable only through a reduction of the subordinated promissory notes and accrued interest due the seller under terms of the purchase agreement. The acquisition of Arcar, completed on April 8, 1994, was accounted for by the purchase method and, accordingly, the assets and liabilities of Arcar have been included in ARTRA's financial statements at their estimated fair market value at the date of acquisition. The purchase price has been allocated to the assets and liabilities of Arcar based on their estimated respective fair values. The purchase price and expenses associated with the acquisition exceed the fair value of Arcar's net assets by approximately $8,400,000 and is being amortized on a straight-line basis over forty years. Arcar's results of operations have been included in ARTRA's financial statements since April 8, 1994, the date of acquisition. Arcar's results of operations prior to its acquisition are not considered material to the Company's consolidated financial statements.

As discussed in Note 6 to the Consolidated Financial Statements in March, 1989, Envirodyne Industries, Inc. ("Envirodyne") and Emerald Acquisition Corporation ("Emerald") entered into a definitive agreement for a subsidiary of Emerald to acquire all of the issued and outstanding shares of Envirodyne common stock. Pursuant to the terms of certain letter agreements, ARTRA agreed to participate in the transaction and received Envirodyne's consent to sell its then 4,830,000 Envirodyne common shares (a 26.3% interest) to Emerald. On May 3, 1989 the transaction was consummated. ARTRA received consideration consisting of: (i) cash of $75,000,000; (ii) a 27.5% common stock interest in Emerald and (iii) Emerald junior debentures ("Junior Debentures") with a principal amount of $20,992,710. The Junior Debentures were scheduled to mature May 1, 2001, twelve years from the date of issuance, and to accrue and pay interest in the form of cash or additional Junior Debentures, at Emerald's option, semi-annually, for the first six years at the rate of 15% and to pay interest at the rate of 15% in the form of cash thereafter, semi-annually in arrears. ARTRA's 27.5% interest in Emerald common stock and Emerald Junior Debentures, as required by the Securities and Exchange Commission Staff Accounting Bulletin No. 81, were carried net of a valuation allowance.

On January 6, 1993, a group of bondholders filed an involuntary petition for reorganization of Envirodyne under Chapter 11 of the U.S. Bankruptcy Code. On January 7, 1993, Envirodyne and certain of its subsidiaries filed petitions under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division. Subsequently, Emerald filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the same court.

On December 17, 1993, the Bankruptcy Court confirmed the First Amended Joint Plan of Reorganization as twice modified (the "Plan") with respect to Envirodyne and certain of its subsidiaries. The order confirming the Plan was affirmed by the United States District Court for the Northern District of Illinois on December 28, 1993 and Envirodyne and certain of its subsidiaries emerged from Chapter 11 on December 31, 1993, the Effective Date. The order confirming the Plan was affirmed by the United States Court of Appeals for the Seventh Circuit on July 12, 1994. The Emerald Chapter 11 case is still pending although ARTRA has moved to dismiss that case.

Envirodyne's plan of reorganization did not provide any consideration or value to Emerald and Emerald, therefore, is without assets to provide value to ARTRA for ARTRA's investment in Emerald common stock and Emerald Junior Debentures. See discussion below and in Note 20 Litigation for remedies being pursued by

ARTRA as compensation for the lost value of its investment in Emerald common stock and Emerald Junior Debentures.

On November 2, 1993, ARTRA filed suit in the Circuit Court of the Eighteenth Judicial Circuit for the state of Illinois (the State Court Action") against Salomon Brothers, Inc., Salomon Brothers Holding Company, Inc. (collectively, "Salomon") D.P. Kelly & Associates, L.P. ("DPK"), Donald P. Kelly ("Kelly Defendants" along with DPK), Charles K. Bobrinskoy, James F. Massey, William Rifkind and Michael J. Zimmerman. The defendants removed the case to the Bankruptcy Court in which the Emerald Chapter 11 case is pending. On July 15, 1994 all but two of ARTRA's causes of action were remanded to the state court. The Bankruptcy Court maintained jurisdiction of ARTRA's claims against the individual defendants for breaching their fiduciary duty as directors of Emerald to Emerald's creditors and interference with ARTRA's contractual relations with Emerald. ARTRA's appeal of the Bankruptcy Court retention of claims is currently pending.

On December 21, 1994, the Salomon Defendants and the Kelly defendants brought motions to dismiss ARTRA's Second Amended Complaint in the State Court Action. On February 8, 1995, ARTRA's Second Amended Complaint was dismissed in part, with leave to replead.

On March 10, 1995, ARTRA filed a Third Amended Complaint in the State court Action, pleading causes of action for breach of fiduciary duty, fraudulent misrepresentation and negligent misrepresentation ARTRA seeks in the action compensatory damages of $136.2 million, punitive damages of $408.6 million and approximately $33 million in fees paid to Salomon.

The case is in its early stages and discovery is just beginning. ARTRA cannot predict, with any certainty, the outcome of the suit.

As discussed below in the "Liquidity and Capital Resources" section, on February 5, 1993 the Lori's New Dimensions subsidiary filed a petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Case No. 93 B 40653). On April 9, 1993, New Dimensions' reorganization plan was confirmed by an order of the Bankruptcy Court. On May 3, 1993, the consummation date of the reorganization, New Dimensions emerged from Chapter 11 bankruptcy court protection. On August 18, 1994, as amended effective December 23, 1994, ARTRA, Lori's parent, Fill-Mor Holding, Inc. ("Fill-Mor"), Lori and Lori's operating subsidiaries entered into and agreement with Lori's bank lender to settle obligations due the bank under terms of the bank loan agreements of Lori and its operating subsidiaries and Fill-Mor. Under terms of the amended settlement agreement, Lori's bank lender received all of the assets of New Dimensions and New Dimensions ceased operations effective December 27, 1994.


Liquidity and Capital Resources

Cash and cash equivalents increased approximately $1,000,000 during the year ended December 29, 1994. Cash flows from financing activities of approximately
$21,700,000 exceeded cash flows used by operating activities of approximately $8,300,000 and cash flows used by investing activities of approximately $12,400,000. Cash flows from financing activities were principally attributable to borrowings obtained for the construction of Bagcraft's new production facility in Baxter Springs, Kansas and borrowings used to finance the cash portion of Bagcraft's acquisition of Arcar. Cash flows used by operating activities were principally attributable to the Company's loss from operations, partially offset by the effect of depreciation and amortization and other noncash expenses. Cash flows used by investing activities represent net expenditures for plant and equipment and cash expended for Bagcraft's acquisition of Arcar.

The Company's consolidated working capital deficiency increased approximately $13,500,000 to approximately $60,500,000 during the year ended December 29, 1994. The increase in working capital deficiency is principally attributable to the current maturity of borrowings under Bagcraft's Credit Agreement, partially offset by a net discharge of indebtedness under terms of the debt restructuring agreement with a bank lender as discussed below and in Note 7 to the Company's Consolidated Financial Statements.

At December 29, 1994 the Company's corporate entity was in default of provisions of certain of its credit agreements. Under certain subsidiary debt agreements ARTRA is limited in the amounts it can withdraw from its operating subsidiaries. See Notes 9 and 10 to the Consolidated Financial Statements.

Effective August 18, 1994, as amended effective December 23, 1994, ARTRA, Fill-Mor, Lori and Lori's operating subsidiaries entered into an agreement with Lori's bank lender to settle obligations due the bank under terms of the bank loan agreements of Lori and its operating subsidiaries and Fill-Mor. See Note 7 to the Consolidated Financial Statements and discussion below.


         ARTRA Corporate

At December 30, 1993 (the end of ARTRA's previous fiscal year), $18,452,000 in ARTRA notes and related loan fees of $1,107,000 were payable to a bank. On December 31, 1993, a religious organization, currently holding approximately 5.8% of ARTRA's outstanding common stock, made a $2,000,000 short-term loan to the Company with interest at 10%. See Note 9 to the Consolidated Financial Statements for further discussion of this transaction and additional consideration received by the religious organization. The proceeds of this loan were remitted to the bank to pay interest and other costs due through December 31, 1993 and to reduce the principal amount outstanding on the bank notes to $17,063,000.

On March 31, 1994, ARTRA entered into a series of agreements with its primary bank lender and with a private corporation that had guaranteed $2,500,000 of ARTRA's bank notes. Per terms of the agreements, the private corporation purchased $2,500,000 in ARTRA notes from ARTRA's bank thereby reducing the outstanding principal on ARTRA's bank notes to $14,563,000 at March 31, 1994 and the bank released the private corporation from its $2,500,000 loan guaranty. As consideration for purchasing $2,500,000 of ARTRA bank notes, the private corporation received a $2,500,000 note payable from ARTRA bearing interest at the prime rate. See Note 9 to the Consolidated Financial Statements for further discussion of this transaction and additional consideration received by the private corporation. A major shareholder and executive officer of the private corporation is an ARTRA director.

The $14,563,000 of ARTRA bank notes were payable on September 30, 1994. On October 25, 1994, ARTRA's bank lender filed suit against ARTRA in the Circuit Court of Cook County, Illinois alleging nonpayment by ARTRA of the amounts due under the above notes payable to the bank. The bank has requested that the court enter judgment in its favor against ARTRA in the amount of approximately $16,000,000, which includes the principal balance of the notes of $14,563,000, plus interest, costs and fees.

As discussed in Note 21 to the Consolidated Financial Statements, Related Party Transactions, ARTRA has total advances due from its president, Peter R. Harvey, of which $3,205,000 and $2,713,000 remained outstanding at December 29, 1994 and December 30, 1993, respectively. The advances bear interest at the prime rate plus 2%. Additionally, in May, 1991, ARTRA's wholly-owned Fill-mor subsidiary made advances to Peter R. Harvey. The advances, made out of a portion of the proceeds of a short-term bank loan bear interest at the prime rate plus 2%. At December 29, 1994 and December 30, 1993, advances of $1,510,000 and $1,404,000, respectively, were outstanding. Commencing January 1, 1993 to date, interest on the ARTRA and Fill-Mor advances has been accrued and fully reserved.

Peter R. Harvey has not received other than nominal compensation for his services as an officer or director of ARTRA or any of its subsidiaries since October of 1990. Additionally, Mr. Harvey has agreed not to accept any compensation for his services as an officer or director of ARTRA or any of its subsidiaries until his obligations to ARTRA, described above, are fully satisfied.

Under Pennsylvania Business Corporation Law of 1988, ARTRA (a Pennsylvania corporation) is permitted to make loans to officers and directors. Further, under the Delaware General Corporation Law, Fill-Mor (a Delaware corporation) is permitted to make loans to an officer (including any officer who is also a director, as in the case of Peter R. Harvey), whenever, in the judgment of the directors, the loan can reasonably be expected to benefit Fill-Mor.

At the September 19, 1991 meeting, ARTRA's Board of Directors discussed, but did not act on a proposal to ratify the advances made by ARTRA to Peter R. Harvey. The 1992 advances made by ARTRA to Mr. Harvey were ratified by ARTRA's Board of Directors. In the case of the loan made by Fill-Mor to Mr. Harvey, the Board of Directors of Fill-Mor approved the borrowing of funds from Fill-Mor's bank loan agreement, a condition of which was the application of a portion of the proceeds thereof to the payment of certain of Mr. Harvey's loan obligations to the bank. However, the resolutions did not acknowledge the use of such proceeds for this purpose and the formal loan documents with the bank did not set forth this condition (though in fact, the proceeds were so applied by the bank).

As partial collateral for amounts due from Peter R. Harvey, the Company has received the pledge of 1,523 shares of ARTRA redeemable preferred stock (with a liquidation value of $1,523,000, plus accrued dividends) which are owned by Mr. Harvey. In addition, Mr. Harvey has pledged a 25% interest in Industrial Communication Company (a private company). Such interest is valued by Mr. Harvey at $800,000 to $1,000,000.

ARTRA has entered into various agreements under which it has sold its common shares along with options that require ARTRA to repurchase these shares at the option of the holder, principally one year after the date of each agreement. At December 29, 1994, options are outstanding that, if exercised, would require ARTRA to repurchase 279,679 shares of its common stock for an aggregate amount of approximately $4,100,000. ARTRA does not have available funds to satisfy its obligations if these options were exercised. However the holders of redeemable common stock have the option to sell their shares in the market subject to the limitations of Securities Act Rule 144. At its discretion and subject to its financial ability, ARTRA could reimburse the optionholders for any short-fall resulting from such sale.

As discussed in Note 12 to the Consolidated Financial Statements, ARTRA, Bagcraft and Bagcraft's parent BCA Holdings, Inc. ("BCA") have various redeemable preferred stock issues with an aggregate carrying value of approximately $17,200,000 outstanding at December 29, 1994. These redeemable preferred stock issues have various maturity dates commencing in 1997.

Due to its limited ability to receive operating funds from its operating subsidiaries, ARTRA historically has met its operating expenditures with funds generated by such alternative sources as private placements of ARTRA common stock, sales of ARTRA common stock with put options, loans from officers/directors and private investors, as well as through sales of assets and/or other equity infusions. ARTRA plans to continue to seek such alternative sources of funds to meet its future operating expenditures. However, ARTRA does not have available funds to repay the principal amount of its bank notes at their scheduled maturity date of December 29, 1994 and is pursuing a refinancing or restructuring of its bank notes. As a result, ARTRA will continue to have high levels of indebtedness in the future. The level of indebtedness may affect the rate at which or the ability of ARTRA to effectuate the refinancing or restructuring of its bank notes. ARTRA has neither identified any other lender to refinance such obligations nor received any commitment from the bank to further extend the maturity of the notes. On October 25, 1994, ARTRA's bank lender filed suit against ARTRA in the Circuit Court of Cook County, Illinois alleging nonpayment by ARTRA of the amounts due under the above notes payable to the bank. Unless ARTRA receives a commitment from another lender to refinance these obligations or from the bank to extend these obligations past their scheduled maturity dates, of which there can be no assurance, it is anticipated that ARTRA could suffer severe adverse consequences which may include the sale by the bank of all or substantially all of the related collateral. As a result, ARTRA may be forced to liquidate its assets or file for protection under the Bankruptcy Code.

ARTRA's corporate entity has no material commitments for capital expenditures.


         Bagcraft

Effective December 17, 1993, Bagcraft refinanced its bank debt by entering into a Credit Agreement that provides for a revolving credit loan and two separate term loans. The term loans were separate two-year facilities initially totaling $12,000,000 (Term Loan A) and $8,000,000 (Term Loan B), bearing interest at the lender's index rate plus 1.75% and 3%, respectively. The principal under Term Loan A is payable at maturity (December 17, 1995), unless accelerated under terms of the Credit Agreement. The principal under Term Loan B ($5,000,000 outstanding at December 29, 1994) is payable in varying monthly installments from January 1, 1994 to December 1, 1995, with the remaining principal balance payable at maturity (December 17, 1995), unless accelerated under terms of the Credit Agreement. At December 29, 1994, interest rates on Term Loan A and Term Loan B were 10.25% and 11.5%, respectively.

The amount available to Bagcraft under the revolving credit loan is subject to a borrowing base, as defined in the agreement, up to a maximum of $18,000,000. At December 29, 1994 and December 30, 1993, approximately $450,000 and $1,800,000, respectively, was available and unused by Bagcraft under the revolving credit loan. The revolving credit loan bears interest at the lender's index rate plus 1.5%. The revolving credit loan is scheduled to become due and payable upon maturity of the Credit Agreement (December 17, 1995), unless accelerated under terms of the Credit Agreement. At December 29, 1994 the interest rate on the revolving credit loan was 10%.

Borrowings under the Credit Agreement are collateralized by substantially all of the assets of Bagcraft. The Credit Agreement contains various restrictive covenants, that among other restrictions, require Bagcraft to maintain minimum levels of tangible net worth and liquidity levels and limit additional loans, dividend payments, capital expenditures and payments to related parties. In addition, the Credit Agreement prohibits changes in ownership of Bagcraft. At December 29, 1994 Bagcraft was not in compliance with the provisions of its Credit Agreement. Bagcraft is currently negotiating with its lender to amend or restructure the Credit Agreement.

As additional compensation for borrowings under the Credit Agreement, the lender received a detachable warrant with a put option to purchase up to 10% of the fully diluted common equity of Bagcraft. The warrant allows Bagcraft to reacquire up to 2-1/2% of Bagcraft's fully diluted common equity from the lender contingent upon Bagcraft's repayment of Term Loan B as defined in the Credit Agreement. Under certain conditions Bagcraft is required to repurchase the warrant from the lender. The determination of the repurchase price of the warrant is to be based on the warrant's pro rata share of the highest of book value, appraised value or market value of Bagcraft.

In March, 1994 Bagcraft and the City of Baxter Springs, Kansas completed a $12,500,000 financing package associated with the construction of a new 265,000 sq. ft. production facility in Baxter Springs, Kansas. The financing package, funded by a combination of Federal, state and local funds, consists of the following loan agreements payable by Bagcraft directly to the City of Baxter
Springs:

         A $7,000,000 promissory note payable in ten installments of $700,000 due annually on July 21 of each year beginning in 1995 through maturity on July 21, 2004. Interest, at varying rates from 4.6% to 6.6%, is payable semi-annually. At December 29, 1994, Bagcraft had borrowed the maximum of $7,000,000 available under this loan agreement.

         A  $5,000,000   subordinated   promissory   note  payable  as  follows:
         $2,000,000  installments due June 30,1998 and June 30, 1999; $1,000,000 due on January 2, 2000. The subordinated promissory note is interest free provided that loan payments are made on a timely basis and no events of default occur under terms of the agreement. At December 29, 1994 Bagcraft had outstanding borrowings of $4,810,000 under this loan agreement.

         A $250,000 subordinated promissory note payable in 240 monthly installments commencing August 1, 1995 through maturity on July 18, 2015. The subordinated promissory note is interest free provided that loan payments are made on a timely basis and no events of default occur under terms of the agreement. At December 29, 1994, Bagcraft had borrowed the maximum amount available under this loan agreement.

         A $250,000 subordinated promissory note payable January 20, 2005. The subordinated promissory note is interest free provided that loan payments are made on a timely basis and no events of default occur under terms of the agreement. At December 29, 1994, Bagcraft had borrowed the maximum amount available under this loan agreement.


Borrowings under the above loan agreements are collateralized by a first lien on the land and building at the Baxter Springs, Kansas production facility and by a second lien on certain machinery and equipment. At December 29, 1994, approximately $800,000 of borrowings from the above loan agreements is reflected in the Consolidated Balance Sheet in current assets as restricted cash and equivalents. These funds, invested in interest bearing cash equivalents, are restricted for expenditures associated with the Baxter Springs, Kansas project.

In December, 1993 the Bagcraft subsidiary recorded a charge to operations of $1,175,000 representing equipment and inventory relocation costs and employee severance and outplacement costs relating to the construction of the Baxter Springs, Kansas plant. These costs were expended principally in the second and third quarters of 1994. The new facility became operational in late 1994. The new Kansas facility replaced Bagcraft's production facility in Joplin, Missouri. Additionally, with the completion of the new Kansas facility, Bagcraft converted the manufacturing facility in Forest Park, Georgia into a distribution facility. The former Carteret, New Jersey facility was sold in December, 1994 and the proceeds of approximately $1,700,000 were used to reduce borrowings under Bagcraft's Credit Agreement.

As discussed in Note 3 to the Consolidated Financial Statements, on April 8, 1994,, Bagcraft completed the acquisition of Arcar for consideration consisting of cash of $2,264,000 and subordinated promissory notes totaling $8,000,000. The promissory notes provide for interest payable quarterly at the prime rate (as defined in the agreement). The promissory notes mature as follows: $2,500,000 payable March 15, 1995; $2,500,000 payable March 15, 1996; $2,500,000 payable
March 15, 1997; $500,000 payable March 15, 1998. The seller also received a warrant to purchase 177,778 ARTRA common shares at a price of $5.625 per share. Exercise of the warrant is payable only through a reduction of the subordinated promissory notes and accrued interest due the seller under terms of the purchase agreement.

Effective April 8, 1994, Arcar entered into a Loan and Security Agreement (the "Agreement") with a bank that provides for a revolving credit loan and a term loan. The term loan, in the principal amount of $2,750,000, bears interest at the prime rate plus .75%. The principal under the term loan is payable in forty-eight varying monthly installments from April 30, 1995 to March 31, 1999, unless accelerated under terms of the Agreement.

The amount available to Arcar under the revolving credit loan is subject to a borrowing base, as defined in the agreement, up to a maximum of $1,500,000. The revolving credit loan bears interest at the prime rate plus .5% and becomes due and payable March 31, 1995, unless accelerated under terms of the Agreement. The revolving credit loan is renewable, solely at the discretion of the lender, for additional one year periods until maturity of the Agreement (March 31, 1999). The revolving credit loan has been renewed until March 31, 1996. As of December 29, 1994, Arcar had not yet utilized funds available under the revolving credit loan.

Borrowings under the Agreement are collateralized by substantially all of the assets of Arcar. The Agreement contains various restrictive covenants, that among other restrictions, require Arcar to maintain minimum levels of net worth and liquidity levels and limit additional loans, dividend payments, capital expenditures and payments to related parties.

Bagcraft has historically generated cash flow from operations and has available funds under its revolving credit loan. These sources should provide sufficient cash flow to fund Bagcraft's short-term capital requirements. As discussed above, Bagcraft is currently negotiating to amend or restructure the borrowings under the Credit Agreement. It is anticipated that the successful completion of these negotiations, of which there can be no assurance, will provide Bagcraft with the ability to fund its long-term capital requirements.

Bagcraft anticipates that its 1995 capital expenditures, principally for the Kansas facility and manufacturing equipment, will be approximately $2,500,000 and will be funded principally from the above mentioned credit facilities and also from operations.


         Lori

In recent years, Lori has suffered significant operating losses, principally at its New Dimensions subsidiary. As a result of the significant operating loss incurred in 1992, on February 5, 1993, New Dimensions filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. On April 9, 1993, New Dimensions' reorganization plan was confirmed by an order of the Bankruptcy Court and on May 3, 1993, the consummation date of the reorganization, New Dimensions emerged from Chapter 11 bankruptcy court protection. The plan, among other things, provided for New Dimensions' bank lender to have the right to receive all of the issued and outstanding shares or assets of New Dimensions immediately prior to the consummation date. The bank then assigned its rights to receive the New Dimensions stock to a newly formed Lori subsidiary, which was then merged into New Dimensions, for consideration of $2,500,000, evidenced by New Dimensions' term loan note originally scheduled to be payable in varying quarterly installments, commencing March 31, 1994 through December 31, 1996. Lori assumed and guaranteed the balance of New Dimensions' pre-bankruptcy loans payable to the bank, amounting to $12,036,000, including accrued interest, which included the New Dimensions former line of credit and the New Dimensions former term loan, net of New Dimensions' direct obligation payable to the bank of $2,500,000 as noted above. The bank also provided New Dimensions with a revolving line of credit, including a letter of credit facility. Borrowings were limited to the lesser of $1,600,000 or a calculated borrowing base.

On February 5, 1993, Lawrence entered into a credit agreement with Lori's bank that provided for a revolving line of credit, which includes a letter of credit facility. Borrowings were limited to the lesser of $2,100,000 or a calculated borrowing base.

Effective March 31, 1993 Rosecraft entered into agreements with a bank that provided for a term loan of $2,977,000 and a revolving line of credit. The revolving line of credit provided for borrowings, including a letter of credit facility. Borrowings were limited to the lesser of $1,000,000 or a calculated borrowing base, less outstanding letters of credit. In addition to the revolving line of credit, the bank has provided an overadvance credit commitment of $1,200,000.

Since December 30, 1993 and during 1994, Lori and its operating subsidiaries were not in compliance with certain provisions of their respective bank loan agreements. At December 30, 1993, borrowings under the bank loan agreements of Lori and its operating subsidiaries totaled $21,952,000. In addition to scheduled maturitities of $2,833,000 under the bank loan agreements of Lori and its operating subsidiaries, the remaining borrowings of $19,119,000 under the bank loan agreements of Lori and its operating subsidiaries were reclassified as currently payable at December 30, 1993.

Effective August 18, 1994, Lori and Lori's operating subsidiaries (collectively, the "Borrowers"), ARTRA and Fill-Mor entered into an agreement with Lori's bank lender to settle obligations due the bank under terms of the bank loan agreements of Lori and its operating subsidiaries. On December 13, 1994, Lori and Lori's operating subsidiaries were notified by the bank of certain defaults under the Settlement Agreement, including but not limited to a $1,115,000 payment due the bank on December 8, 1994. Prior to receipt of the default notice and thereafter, ARTRA and Lori entered into negotiations with the bank to amend or restructure the terms of the August 18, 1994 Settlement Agreement.

Effective December 23, 1994, the Borrowers, ARTRA and Fill-Mor and the bank entered into an amendment to the August 18, 1994 Settlement Agreement ("Amended Settlement Agreement"). Per terms of the Amended Settlement Agreement, borrowings due the bank under the loan agreements of the Borrowers and Fill-Mor (approximately $25,000,000 as of December 23, 1994), plus amounts due the bank for accrued interest and fees were reduced to $10,500,000 (of which $7,855,000 pertained to Lori's obligation to the bank and $2,645,000 pertained to Fill-Mor's obligation to the bank). Upon the satisfaction of certain conditions of the Amended Settlement Agreement in 1995, as discussed below, the balance of this indebtedness was discharged.

In conjunction with the Amended Settlement Agreement, ARTRA entered into a $1,850,000 short-term loan agreement with a non-affiliated corporation, the proceeds of which were used to fund amounts due the bank as discussed below. The loan, due June 30, 1995, with interest payable monthly at 10%, is collateralized by 100,000 shares of Lori common stock. These 100,000 Lori common shares were originally issued to the bank under terms of the August 18, 1994 Settlement Agreement.

In exchange for the reduction of amounts due the bank, and as additional consideration for the $1,850,000 short-term loan agreement from the non-affiliated corporation, the Borrowers, ARTRA and Fill-Mor agreed to pay the following consideration, which supersedes the consideration agreed to under terms of the August 18, 1994 Settlement Agreement:

             A) A cash payment to the bank of $1,900,000, which was made prior to consummation of the Amended Settlement Agreement.

             B) 400,000 shares of ARTRA common stock.. These 400,000 ARTRA common shares were originally issued to the bank under terms of the August 18, 1994 Settlement Agreement. The bank retained 100,000 shares and the non-affiliated corporation received 300,000 shares as additional consideration for its short-term loan.

             C) Assignment to the bank of all of the assets of Lori's New Dimensions subsidiary.

             D)   A $750,000 note payable to the bank due March 31, 1995.


Among other things, ARTRA has agreed to register the ARTRA shares issued in order to enable the ARTRA shares issued to be freely tradeable without restriction on or before July 31, 1995. Additionally, ARTRA advanced $400,000 to Lori to be used to fund the installment payment due December 31, 1994 for unsecured claims arising from the May 3, 1993 reorganization of New Dimensions.

The August 18, 1994 settlement agreement required ARTRA to contribute cash of $1,500,000 to Lori for working capital. ARTRA's cash contribution was funded by private placements of ARTRA common stock. An officer/director of Lori participated in the private placement of ARTRA common stock purchasing $150,000 of ARTRA common stock (37,500 shares), subject to the same terms and conditions as the other outside investors.

Lori recognized an extraordinary gain of $8,965,000 ($1.57 per share) in December 1994 as a result of the reduction of amounts due the bank under the loan agreements of the Borrowers and Fill-Mor to $10,500,000 (of which $7,855,000 pertained to Lori's obligation to the bank and $2,645,000 pertained to Fill-Mor's obligation to the bank) as of December 23, 1994. Lori also recorded a charge against operations of $10,800,000 in December 1994 to write-off New Dimensions' remaining goodwill.

On March 31, 1995 the $750,000 note due the bank was paid and the remaining indebtedness of Lori and Fill-Mor was discharged, resulting in an additional extraordinary gain to Lori and Fill-Mor of approximately $9,400,000 in 1995. Among other things, ARTRA has agreed to register the ARTRA shares issued in order to enable the ARTRA shares issued to be freely tradeable without restriction on or before July 31, 1995. In the event the shares are not registered by July 31, 1995, the bank has the right to put the 100,000 ARTRA shares back to ARTRA for an exercise price of $500,000. The $750,000 note payment was funded with the proceeds of a $850,000 short-term loan from a director of Lori. The loan provides for interest at the prime rate plus 1%, and, as additional consideration, the director received 150,000 Lori common shares valued at $337,500 ($2.25 per share) based upon Lori's closing market value on March 30, 1995.

In recent years, New Dimensions has experienced a pattern of operating losses primarily due to a shift in the buying patterns of its major customers (i.e. certain mass merchandisers) from participation in the New Dimension's service program to purchases of costume jewelry and accessories directly from manufacturers. Accordingly, the assignment to the Company's bank lender of all of the assets of the New Dimensions subsidiary in accordance with terms of the Amended Settlement Agreement, resulted in New Dimensions ceasing its operations effective December 27, 1994. New Dimensions cessation of operations is not expected to have a material adverse effect on the financial condition, liquidity or results of operations of the Company in the immediate future.

Lori anticipates that the successful completion of the restructuring of its debt, plus additional working capital borrowings either from ARTRA or external sources will permit it to fund its capital requirements in 1995. In addition, the Company continues to restructure its operations and is attempting to increase sales such that operating results will improve. If Lori is unable to obtain working capital borrowings to fund its operations in 1995 and improve the results of operations, it may be forced to liquidate its assets or file for protection under the Bankruptcy Code.

Lori's 1995 business plan is based on the continued dependence upon certain major customers.

The common stock and virtually all the assets of the Company and its operating subsidiaries have been pledged as collateral for the Company's and its operating subsidiaries' bank borrowings. Under its debt agreements the Company is limited in the amounts it can withdraw from its operating subsidiaries. At December 29, 1994 substantially all cash and equivalents on the Company's consolidated balance sheet were restricted to use by and for the Company's operating subsidiaries. Due to the limited ability of the Company to receive funds from its operating subsidiaries, effective July 1, 1989, ARTRA placed a moratorium on the accrual of interest and the declaration and accrual of dividends on its Lori note and preferred stock, respectively. The moratorium has been extended indefinitely.

During 1994, ARTRA made net advances to Lori of $2,531,000 during 1994. The advances consisted of a $1,850,000 short-term note with interest at 10%, the proceeds of which were used to fund the $1,900,000 cash payment to the bank in conjunction with the Amended Settlement Agreement with Lori's bank lender, and certain non-interest bearing advances used to fund Lori working capital requirements.

Effective December 29, 1994 ARTRA exchanged $2,242,000 of its notes and advances for additional Lori Series C preferred stock. Additionally, the August 18, 1994 Settlement Agreement required ARTRA to contribute cash of $1,500,000 and ARTRA common stock with a fair market value of $2,500,000 to Lori's capital account.

In February, 1993, ARTRA transferred all of its notes (with a principal value of $15,990,000) to Lori's capital account.

Rosecraft, Lawrence and Lori's corporate entity have no material commitments for capital expenditures.

The Company's operating subsidiaries sell all of their products directly to their customers. On a very limited basis certain customers may be offered extended payment terms beyond 30 days depending upon prevailing trade practices and financial strength.

The Company and its subsidiaries are the defendants in various business-related litigation and environmental matters. See Notes 14 and 20 to the Consolidated Financial Statements. At December 29, 1994 and December 30, 1993, the Company had accrued $1,500,000 and $1,850,000, respectively, for potential business-related litigation and environmental liabilities. However, as discussed above ARTRA may not have available funds to pay liabilities arising out of these business-related litigation and environmental matters or, in certain instances, to provide for its legal defense. ARTRA could suffer severe adverse consequences in the event of an unfavorable judgment in any of these matters.

At December 29, 1994, the Company and its subsidiaries had Federal income tax loss carryforwards of approximately $97,000,000 available to be applied against future taxable income, if any. ARTRA's tax loss carryforwards of approximately $32,000,000 expire principally in 2003 - 2009. ARTRA's discontinued Ultrasonix and Ratex subsidiaries had Federal income tax loss carryforwards of approximately $11,000,000 available to be applied against future taxable income, if any. Lori has Federal income tax loss carryforwards of approximately $54,000,000 available to be applied against future Lori taxable income, if any, expiring principally in 1995 - 2009. In recent years, the Company has issued shares of its common stock to repay various debt obligations, as consideration for acquisitions, to fund working capital obligations and as consideration for various other transactions. Section 382 of the Internal Revenue Code of 1986 limits a corporation's utilization of its Federal income tax loss carryforwards when certain changes in the ownership of a corporation's common stock occurs. In the opinion of management, the Company is not currently subject to such limitations regarding the utilization of its Federal income tax loss carryforwards. Should the Company continue to issue a significant number of shares of its common stock, it could trigger a limitation that would prevent it from utilizing a substantial portion of its Federal income tax loss carryforwards.


Results of Operations

         1994 vs 1993

Net sales of approximately $152,100,000 for the year ended December 29, 1994 were approximately $7,500,000, or 4.7%, lower than net sales for the year ended December 30, 1993. Jewelry segment sales decreased approximately $11,600,000 or 25.2% while packaging segment sales increased approximately $4,100,000 or 3.6%. The 1994 jewelry segment results of operations include New Dimensions net sales of $13,701,000 and operating loss of $2,143,000 before a write-off of goodwill. The 1994 jewelry segment sales decrease is principally attributable to the combination of a soft retail environment, a planned reduction of in-store inventory levels by certain major customers in 1994 and a shift in the buying patterns of certain mass merchandisers from participation in the Company's service program to purchases of costume jewelry and accessories directly from manufacturers. The 1994 packaging segment sales increase is primarily attributable to the April, 1994 acquisition of Arcar, partially offset by the sale of Bagcraft's Roll Press division, which was completed in the second quarter of 1993.

The Company's cost of sales of approximately $119,100,000 for the year ended December 29, 1994 increased approximately $800,000 as compared to the year ended December 30, 1993. Cost of sales in the year ended December 29, 1994 was 78.3% of net sales compared to a cost of sales percentage of 74.1% for the year ended December 30, 1993. Jewelry segment cost of sales decreased $3,700,000 in the year ended December 29, 1994, as compared to the year ended December 30, 1993. Jewelry segment cost of sales was 61.2% of net sales in the year ended December 29, 1994, as compared to 58.3% of net sales in the year ended December 30, 1993. The 1994 jewelry segment cost of sales decrease is principally attributable to the decrease in sales volume as noted above. The jewelry segment cost of sales percentage increase of 3.9% is primarily attributable to a soft retail environment that resulted in depressed operating margins. Packaging segment cost of sales increased $4,500,000 in the year ended December 29, 1994, as compared to the year ended December 30, 1993. Packaging segment cost of sales was 83.3% of net sales in the year ended December 29, 1994, as compared to 82.3% of net sales in the year ended December 30, 1993. is primarily attributable to the April, 1994 acquisition of Arcar. The increase in the packaging segment cost of sales percentage is primarily attributable to unforeseen delays in the completion of and higher than anticipated start-up costs of the Baxter Springs, Kansas production facility and higher raw material costs in the second half of 1994, partially offset by a more favorable product mix.

Selling, general and administrative expenses were approximately $34,100,000 in the year ended December 29, 1994 as compared to approximately $33,600,000 in the year ended December 30, 1993. Selling, general and administrative expenses were 22.4% of net sales in the year ended December 29, 1994 as compared to 21.1% of net sales in the year ended December 30, 1993. The increase in selling, general and administrative expenses as a percentage of net sales is primarily attributable to the semi-fixed nature of these expenses.

As partial consideration per the terms of its debt settlement agreement with its bank lender the Company assigned the bank all of the assets of it's New Dimensions subsidiary. Accordingly, the Company recorded a charge against operations of $10,800,000 in December 1994 representing a write-off of New Dimensions' remaining goodwill.

Operating loss in the year ended December 29, 1994 was approximately $17,800,000 as compared to operating earnings of approximately $700,000 in the year ended December 30, 1993. The jewelry segment incurred an operating loss of $15,200,000 as compared to operating earnings of approximately $1,600,000 in the year ended December 31, 1993. The 1994 operating loss is principally attributable to the write-off of New Dimensions goodwill, plus the combination of a soft retail environment, a planned reduction of in-store inventory levels by certain major customers in 1994 and a shift in the buying patterns of certain mass merchandisers from participation in the Company's service program to purchases of costume jewelry and accessories directly from manufacturers. The packaging segment operating earnings were approximately $900,000 in the year ended December 29, 1994, as compared to operating earnings of approximately $2,000,000 the year ended December 30, 1993. The jewelry segment operating loss is principally attributable to the combination of a soft retail environment and a planned reduction of in-store inventory levels by certain major customers in 1994 and to the discontinuance of New Dimensions "Contempra" line of fashion costume jewelry service program in February, 1993 as noted above. The decrease in packaging segment operating profit is primarily attributable to unforeseen delays in the completion of and higher than anticipated start-up costs of the Baxter Springs, Kansas production facility.

Interest expense in the year ended December 29, 1994 increased approximately $2,900,000 as compared to the year ended December 30, 1993. The 1994 increase is principally due to the combination of long-term debt incurred in connection with Bagcraft's acquisition of Arcar, to an overall increase in borrowings and to the effect of an increase in the prime rate.

The 1994 extraordinary credit represents a net gain from discharge of bank indebtedness under the loan agreements of Lori and its operating subsidiaries. The 1993 extraordinary credit represents a gain from a net discharge of indebtedness at Lori's New Dimensions subsidiary. No income tax expense is reflected in the Company's financial statements resulting from the extraordinary credit due to the utilization of tax loss carryforwards.


         1993 vs 1992

Net sales of approximately $159,600,000 for the year ended December 30, 1993 were approximately $37,000,000, or 18.8%, lower than net sales for the year ended December 31, 1992. Jewelry segment sales decreased approximately
$29,400,000 or 38.9%,  while  packaging  segment sales  decreased  approximately
$7,500,000 or 6.2%. The 1993 jewelry segment sales decrease is primarily attributable to the New Dimensions reorganization which resulted in a reduction of New Dimensions' operating focus to certain product lines which management believed would be better received in the market than discontinued lines. In early 1993, Wal-Mart ended its participation in New Dimensions' "Contempra" service program, although Wal-Mart continues to be a significant customer for New Dimensions' "Sarah Coventry" line of ladies costume jewelry and Trilko key chains through New Dimensions' service program. Due primarily to the discontinuance of the "Contempra" service program with Wal-Mart and other New Dimensions customers, in conjunction with its Chapter 11 reorganization, New
Dimensions terminated its in-house service staff early in 1993 and contracted with Lori's Lawrence subsidiary to conduct its remaining service program. Additionally, in June, 1992 Rosecraft closed its Ladies line of fashion costume jewelry in order to concentrate on its higher margin Children's line of fashion costume jewelry and accessories. The packaging segment 1993 sales decrease is primarily attributable to the sale of it Roll Press division, which was completed in the second quarter of 1993.

The Company's cost of sales in the year ended December 30, 1993 of approximately $118,300,000 in the year ended December 30, 1993 decreased approximately $32,300,000 as compared to the year ended December 31, 1992. Cost of sales in the year ended December 30, 1993 was 74.1% of net sales compared to a cost of sales percentage of 76.6% for the year ended December 31, 1992. Jewelry segment cost of sales decreased $29,500,000 in the year ended December 30, 1993, as compared to the year ended December 31, 1992. Jewelry segment cost of sales was 53.8% of net sales in the year ended December 30, 1993, as compared to 72.0% of net sales the year ended December 31, 1992. The jewelry segment cost of sales decrease is primarily attributable to the sales volume decrease as noted above. The jewelry segment cost of sales percentage decrease is primarily attributable to management's efforts to concentrate on higher margin lines of jewelry and accessories and to costs incurred in 1992 related to discontinued lines of business. Packaging segment cost of sales decreased $2,800,000 in the year ended December 30, 1993, as compared to the year ended December 31, 1992. Packaging segment cost of sales was 82.8% of net sales in the year ended December 30, 1993, as compared to 79.5% of net sales in the year ended December 31, 1992. The packaging segment 1993 cost of sales decrease is primarily attributable to the sale of it Roll Press division, which was completed in the second quarter of 1993. The decrease in the packaging segment's cost of sales percentage is primarily attributable to a more favorable product mix.

Selling, general and administrative expenses in the year ended December 30, 1993 decreased approximately $22,800,000 as compared to the year ended December 31, 1992. Selling, general and administrative expenses were 21.1% of net sales in the year ended December 30, 1993 as compared to 28.7% of net sales in the year ended December 31, 1992. The decrease in selling, general and administrative expenses is attributable to a combination of the 1993 jewelry segment decrease in sales volume and to the jewelry segment management's aggressive cutting of fixed overhead costs that began in the second half of 1992.

Depreciation and amortization expense decreased approximately $600,000 in the year ended December 30, 1993 as compared to the year ended December 31, 1992. The decrease is primarily attributable to the New Dimensions reorganization.

In December, 1993 the Bagcraft subsidiary recorded a charge to operations of $1,175,000 representing equipment and inventory relocation costs and employee severance and outplacement costs, to be expended principally in the second and third quarters of 1994, relating to the construction of a new manufacturing facility in Baxter Springs, Kansas. The new facility has replaced Bagcraft's production facility in Joplin, Missouri (except for limited production which is being phased-out as the new facility achieves full operational capacity), its facility in Carteret, New Jersey (which was sold in December, 1994) and its facility in Forest Park, Georgia (which has been converted into a distribution facility).

During 1992 Lori's subsidiaries incurred restructuring costs aggregating $1,575,000. In June, 1992, Lori's Rosecraft subsidiary closed its Ladies line of fashion costume jewelry in order to concentrate on its higher margin Children's line of fashion costume jewelry and accessories. The closing of Rosecraft's Ladies line resulted in a charge to operations of $900,000 representing principally inventory liquidation costs, lease termination costs and employee severance costs. In the fourth quarter of 1992, Lori's New Dimensions subsidiary closed certain of its "Whims" retail outlet stores and made the decision to close additional "Whims" retail outlet stores and its New York City sales and executive office in 1993. The closing of the "Whims" retail outlet stores and the New York City sales and executive office resulted in a charge to operations of $675,000 representing principally inventory liquidation costs, lease termination costs and employee severance costs which were expended principally in the first quarter of 1993. Operating earnings in the year ended December 30, 1993 were approximately $700,000 as compared to an operating loss of approximately $27,200,000 in the year ended December 31, 1992. The jewelry segment had operating earnings of approximately $1,600,000 in the year ended December 30, 1993 as compared to an operating loss of approximately $28,800,000 in the year ended December 31, 1992. The packaging segment operating earnings were approximately $2,000,000 in the year ended December 30, 1993 as compared to operating earnings of approximately $4,100,000 in the year ended December 31, 1992. The 1993 jewelry segment operating earnings are principally attributable to the New Dimensions reorganization which resulted in a reduction of New Dimensions' operating focus to certain product lines which management believed would be better received in the market than discontinued lines and to costs incurred in 1992 related to discontinued lines of business. The decrease in packaging segment operating profit is primarily attributable the 1993 restructuring charge relating to the construction of a new manufacturing facility in Baxter Springs, Kansas. Corporate and other operating costs were approximately $2,2000,000 in the year ended December 30, 1993 as compared to approximately $2,100,000 in the year ended December 31, 1992.

The 1993 extraordinary credit represents a gain from a net discharge of indebtedness at Lori's New Dimensions subsidiary. No income tax expense is reflected in the Company's financial statements resulting from the extraordinary credit due to the utilization of tax loss carryforwards. Due to the Company's tax loss carryforwards, no income tax benefit was recognized in connection with the Company's 1992 pre-tax loss.



         Seasonality

Retail sales of the Company's jewelry segment products are higher during the Spring (February through April) and Christmas seasons (September through December). As a result of these seasonal factors, the Company's jewelry segment inventories of finished goods reach peak levels just prior to these periods and are generally lower during the balance of the year.



         Impact of Inflation and Changing Prices

Inflation has become a less significant factor in our economy; however, to the extent permitted by competition, the Company generally passes increased costs to its customers by increasing sales prices over time.







Item 8.  Financial Statements and Supplementary Data.

Financial Statements and Schedules as listed on Page F-1.





Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III



Item 10.   Directors and Executive Officers of the Registrant


Item 11.   Executive Compensation


Item 12.   Security Ownership of Certain Beneficial Owners and Management


Item 13.   Certain Relationships and Related Transactions


The information required by Part III will be filed as an amendment to Form 10-K.






                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
                Form 8-K.

          (a)      1.   Financial Statements as listed on Page F-1.
                   2.   Financial Statement Schedules as listed on Page F-1.
                   3.   Exhibits as listed on Page E-1.


          (b)      Reports on Form 8-K.

                   On October 31, 1994 the Company filed Form 8-K to report the complaint filed on October 25, 1994 by Bank America Illinois in the Circuit Court of Cook County, Illinois against ARTRA and certain of its subsidiaries for amounts due the bank under terms of certain ARTRA promissory notes.

                   On January 3, 1995 the Company filed Form 8-K to report the December 13, 1994 notification of certain defaults by the Company's 66.4% owned subsidiary The Lori Corporation and its operating subsidiaries under the August Debt Settlement
                   Agreement with a bank. Effective December 23, 1994, the parties entered into an Amended Settlement Agreement to discharge certain indebtedness due the bank.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ARTRA GROUP INCORPORATED

                                            By:           JOHN HARVEY
                                                      -----------------------
                                                          John Harvey
                                                       Chairman and Director
Dated:     April 12, 1995                             Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant, in the capacities and on the dates indicated.


   JOHN HARVEY                    Chairman and Director           April 12, 1995
 -----------------
   John Harvey                    Chief Executive Officer


 PETER R. HARVEY                  President and Director          April 12, 1995
 -----------------
 Peter R. Harvey                  Chief Operating Officer


 JAMES D. DOERING                 Vice President /Treasurer       April 12, 1995
 -----------------
 James D. Doering                 Chief Financial Officer


 GERARD M. KENNY                  Director                        April 12, 1995
- ------------------
 Gerard M. Kenny

 LAWRENCE D. LEVIN                Controller                      April 12, 1995
 ------------------
 Lawrence D. Levin


                         INDEX TO FINANCIAL STATEMENTS


                                                                                        Page
                                                                                        -----

ARTRA GROUP INCORPORATED AND SUBSIDIARIES

  Report of Independent Accountants                                                      F-2

  Consolidated Balance Sheets as of December 29, 1994
  and December 30, 1993                                                                  F-3

  Consolidated Statements of Operations
  for each of the fiscal years in the three year period ended December 29, 1994          F-5

  Consolidated Statements of Changes in Shareholders' Equity (Deficit)
  for each of the fiscal years in the three year period ended December 29, 1994          F-6

  Consolidated Statements of Cash Flows
  for each of the fiscal years in the three year period ended December 29, 1994          F-7

  Notes to Consolidated Financial Statements                                             F-9


  Schedules:

  I.  Condensed Financial Information  of Registrant                                     F-39

  II.  Valuation and Qualifying Accounts                                                 F-43




Schedules other than those listed are omitted as they are not applicable or required or equivalent information has been included in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors
ARTRA GROUP Incorporated
Northfield, Illinois

We have audited the consolidated financial statements and the financial statement schedules of ARTRA GROUP Incorporated and Subsidiaries as listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of ARTRA GROUP Incorporated's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ARTRA GROUP Incorporated and Subsidiaries as of December 29, 1994 and December 30, 1993, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency. As a result of these factors, the Company has experienced difficulty in obtaining adequate financing to replace the current credit arrangements, certain of which are in default, to fund its debt service and to satisfy liquidity requirements for 1995. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





COOPERS & LYBRAND L.L.P.


Chicago, Illinois
April 12, 1995

                            ARTRA GROUP INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)

                                                            Dec 29,     Dec 30,
                                                             1994        1993
                                                            ------      ------

   ASSETS
   Current assets:
      Cash and equivalents                                  $ 2,070    $ 1,060
      Restricted cash and equivalents                         1,324        875
      Receivables, less allowance
         for doubtful accounts
         and markdowns of $1,654 in
         1994 and $3,095 in 1993                             13,707     11,972
      Inventories                                            20,268     21,540
      Other                                                   1,148      2,047
                                                             ------     ------
                                                             38,517     37,494
                                                             ------     ------


   Property, plant and equipment:
      Land                                                      930      2,283
      Buildings                                              10,584      8,345
      Improvements to land and leaseholds                       187        493
      Machinery and equipment                                33,756     31,923
      Construction in in progress                             2,693      2,397
                                                             ------     ------
                                                             48,150     45,441
   Less accumulated depreciation and amortization            17,110     18,034
                                                             ------     ------
                                                             31,040     27,407
                                                             ------     ------


   Other assets:
      Excess of cost over net assets acquired, net
         of accumulated amortization of $7,934 in
         1994 and $21,634 in 1993                            19,076     22,693
      Other                                                   4,796      5,180
                                                             ------     ------
                                                             23,872     27,873
                                                             ------     ------
                                                            $93,429    $92,774
                                                             ======     ======



The accompanying notes are an integral part of the consolidated financial statements.

                           ARTRA GROUP INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)

                                                           Dec 29,     Dec 30,
                                                            1994        1993
                                                           ------      ------
   LIABILITIES
   Current liabilities:
      Notes payable, including amounts due to
         related parties
         of $5,669 in 1994 and $1,446 in 1993            $ 28,053    $ 29,444
      Current maturities of long-term debt                 37,521       5,851
      Long-term debt reclassified as current                           19,119
      Accounts payable                                     16,788      12,495
      Accrued expenses                                     16,533      17,214
      Income taxes                                             94         402
                                                           ------      ------
                                                           98,989      84,525
                                                           ------      ------

   Long-term debt                                          19,673      29,264

   Debt subsequently discharged                             9,750

   Other noncurrent liabilities                             1,463       2,853

   Commitments and contingencies

   Redeemable common stock,
      issued 279,679 shares in 1994 and 245,413
      shares in 1993                                        4,144       3,276

   ARTRA  redeemable  preferred  stock  payable
      to a related  party,  $1,000 par
      value,  Series A, 6%  cumulative
      payment-in-kind,  including  accumulated
      dividends,  net of  unamortized  discount
      of $1,842 in 1994 and $2,076 in
      1993;  redeemable  March 1, 2000 at $1,000
      per  share,  plus  accumulated
      dividends;  authorized  2,000,000
      shares all series;  issued 3,750 shares               3,129       2,613

   Bagcraft  redeemable  preferred stock payable
      to a related party,  cumulative
      $.01 par value, 13.5%, including accumulated
      dividends; redeemable in 1997 with a
      liquidation preference equal to $100 per share
      50,000  shares authorized and issued                  10,119      9,444

   BCA Holdings preferred stock payable to a
      related party, $1,000 par value,
      6%cumulative,  including accumulated
      dividends;  liquidation  preference of
      $1,000 per share;  10,000  shares
      authorized; issued  3,675 shares                       3,922      3,708


   SHAREHOLDERS' EQUITY (DEFICIT)

   Common stock, no par value; authorzed
      7,500,000 shares; issued 6,455,602 shares
      in 1994 and 4,983,608 shares in 1993                  5,052       3,922
   Additional paid-in capital                              36,613      31,042
   Receivable from related party,
      including accrued interest                           (4,100)     (3,843)
   Accumulated deficit                                    (94,520)    (73,225)
                                                          -------     -------
                                                          (56,955)    (42,104)
   Less treasury stock (57,038 shares), at cost               805         805
                                                           ------      ------
                                                          (57,760)    (42,909)
                                                           ------      ------
                                                         $ 93,429    $ 92,774
                                                           ======      ======

The accompanying notes are an integral part of the consolidated financial statements.

                            ARTRA GROUP INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands of dollars, except per share data)

                                                              Fiscal Year
                                               -----------------------------------------
                                                  1994            1993            1992
                                               ---------       ---------       ---------
  Net sales                                    $ 152,115       $ 159,638       $ 196,568
                                               ---------       ---------       ---------

  Costs and expenses:
     Cost of goods sold, exclusive of            119,081         118,256         150,591
       depreciation and amortization
     Selling, general and administrative          34,090          33,647          56,414
     Depreciation and amortization                 5,945           5,906           6,496
     Impairment of  goodwill                      10,800                           8,664
     Restructuring costs                                           1,175           1,575
                                               ---------       ---------       ---------
                                                 169,916         158,984         223,740
                                               ---------       ---------       ---------

  Operating earnings (loss)                      (17,801)            654         (27,172)
                                               ---------       ---------       ---------

  Other income (expense):
     Interest expense                            (10,655)         (7,733)        (10,846)
     Other income (expense), net                      (7)             51             123
     Reorganization and debt
       renegotiation costs                                          (767)           (700)
                                               ---------       ---------       ---------
                                                 (10,662)         (8,449)        (11,423)
                                               ---------       ---------       ---------

  Loss from continuing operations before
    income taxes and minority interest           (28,463)         (7,795)        (38,595)
  (Provision) credit for income taxes                (83)            (40)            968
  Minority interest                                 (889)           (708)           (675)
                                               ---------       ---------       ---------
  Loss from continuing operations                (29,435)         (8,543)        (38,302)
  Earnings from discontinued operations,
     net of income taxes of $170                                                     330
                                               ---------       ---------       ---------
  Loss before extraordinary credit               (29,435)         (8,543)        (37,972)
  Extraordinary credit,
    net discharge of indebtedness                  8,965          22,057
                                               ---------       ---------       ---------
  Net earnings (loss)                            (20,470)         13,514         (37,972)
  Dividends applicable to
    redeemable preferred stock                      (516)           (471)           (431)
  Reduction of retained earnings
    applicable to redeemable common sto             (309)           (243)           (511)
                                               ---------       ---------       ---------
  Earnings (loss) applicable to
    common shares                              $ (21,295)      $  12,800       $ (38,914)
                                               =========       =========       =========
  Earnings (loss) per share:
     Continuing operations                     $   (5.30)      $   (1.88)      $   (8.98)
     Discontinued operations                                                        0.08
                                               ---------       ---------       ---------
     Loss before extraordinary credit              (5.30)          (1.88)          (8.90)
     Extraordinary credit                           1.57            4.49
                                               ---------       ---------       ---------
                 Net earnings (loss)           $   (3.73)      $    2.61       $   (8.90)
                                               =========       =========       =========

  Weighted average number of shares of
  common stock and
     common stock equivalents outstanding          5,702           4,908           4,372
                                               =========       =========       =========

The accompanying notes are an integral part of the consolidated financial statements.

                            ARTRA GROUP INCORPORATED
              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                                EQUITY (DEFICIT)
                  (In thousands of dollars, except share data)



                                                                                       Receivable                             Total
                                                           Common Stock      Additional   From              Treasury Stock  Shrhldrs
                                                     ---------------------    Paid-in   Related Accumulated --------------   Equity
                                                       Shares      Dollars    Capital    Party   (Deficit)   Shares    $   (Deficit)
                                                     ----------    -------    -------   -------  --------   -------  ----  --------

Balance at December 31, 1991                          3,973,050     $3,118    $25,793   ($5,250) ($47,111)   4,245  ($ 66) ($23,516)
   Net loss                                                                                       (37,972)                  (37,972)
   Redeemable common stock accretion                                                                 (511)                     (511)
   Redeemable common stock put options exercised        144,106         59      1,103                       46,793   (645)      517
   Common stock issued to pay liabilities               281,812        302      1,548                                         1,850
   Exercise of stock options                             24,333         18        176                        6,000    (94)      100
   Net increase in receivable from related
    party, including accrued interest                                                      (635)                               (635)
   Redeemable preferred stock dividends                                                              (431)                     (431)
   Common stock contributed to ESOP                     100,000         75        325                                           400
   Common stock issued as compensation                   19,291         15         89                                           104
                                                     ----------    -------    -------   -------   --------  -------  ----  --------
 Balance at December 31, 1992                         4,542,592      3,587     29,034    (5,885)  (86,025)   57,038  (805)  (60,094)
   Net earnings                                                                                    13,514                    13,514
   Redeemable common stock accretion                                                                 (243)                     (243)
   Common stock issued to pay liabilities               292,996        224      1,412                                         1,636
   Exercise of stock options                             74,700         56        294                                           350
   Net decrease in receivable from related party                                          2,042                               2,042
   Redeemable preferred stock dividends                                                              (471)                     (471)
   Common stock issued as compensation                   73,320         55        302                                           357
                                                     ----------    -------    -------   -------   --------  -------  ----  --------
 Balance at December 30, 1993                         4,983,608      3,922     31,042    (3,843)  (73,225)   57,038  (805)  (42,909)
   Net loss                                                                                       (20,470)                  (20,470)
   Redeemable common stock accretion                                                                 (309)                     (309)
   Common stock sold through private placements         855,000        641      2,484                                         3,125
   Common stock issued for Lori
    debt settlement agreement                           400,000        300      2,200                                         2,500
   Common stock issued to pay liabilities               142,635        107        684                                           791
   Sale and reclass of redeemable common stock          (14,266)        15       (192)                                         (177)
   Common stock contributed to ESOP                      65,000         49        292                                           341
   Exercise of stock options                              5,300          4         26                                            30
   Net increase in receivable from related party                                           (257)                               (257)
   Redeemable preferred stock dividends                                                               (516)                    (516)
   Common stock issued as compensation                   18,325         14         77                                            91
                                                     ----------    -------    -------   -------   --------  -------  ----  --------
 Balance at December 29, 1994                         6,455,602     $5,052    $36,613   ($4,100)  ($94,520)  57,038 ($805) ($57,760)
                                                     ==========    =======    =======   =======   ========  =======  ====  ========


 The accompanying notes are an integral part of the consolidated financial statements.

                            ARTRA GROUP INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands of dollars)


                                                                                         Fiscal Year
                                                                            -----------------------------------------
                                                                              1994           1993          1992
                                                                            ---------     ---------     ---------
Cash flows from operating activities:
   Net earnings (loss)                                                      ($20,470)      $13,514      ($37,972)
     Adjustments to reconcile net earnings (loss)
       to cash flows from operating activities:
         Extraordinary gain from net discharge of indebtedness                (8,965)      (22,057)
         Depreciation of property, plant and equipment                         4,252         4,283         4,762
         Amortization of excess of cost over net assets acquired               1,693         1,623         1,734
         Impairment of goodwill                                               10,800                       8,664
         Amortization of other assets                                            963           216           665
         Inventory valuation reserve                                                                       4,900
         (Gain) loss on sale of property, plant and equipment                    (59)         (284)          267
         Gain on sale of Ratex subsidiary                                                                   (500)
         Minority interest                                                       889           708           675
         Contribution to ARTRA  ESOP                                              77           423           400
         Other                                                                   485           389           327
     Changes in assets and liabilities, net of effects of
       Arcar acquisiton and debt restructuring
          (Increase) decrease in receivables                                  (1,923)         (348)        6,650
          Decrease in inventories                                               (727)        2,453         1,309
          (Increase) decrease in other current and noncurrent assets           1,068        (1,031)          671
          Increase in payables and accrued expenses                            4,675           804         2,362
          Decrease in other current and noncurrent liabilities                  (763)          170          (889)
          (Increase) decrease  in receivable from related party,
             including accrued interest                                         (257)           42          (635)
                                                                            ---------     ---------     ---------
Net cash flows from (used by) operating activities                            (8,262)          905        (6,610)
                                                                            ---------     ---------     ---------
Cash flows from investing activities:
   Proceeds from sale of property, plant and equipment                         2,251         1,401         1,717
   Additions to property, plant and equipment                                (11,881)       (3,156)       (3,508)
   Retail fixtures                                                              (665)         (951)
   Acquisition of Arcar                                                       (2,264)
   Proceeds from sale of Ratex subsidiary                                                                  1,089
   Other                                                                         101
                                                                            ---------     ---------     ---------
Net cash flows used by investing activities                                  (12,458)       (2,607)         (702)
                                                                            ---------     ---------     ---------



The accompanying notes are an integral part of the consolidated financial statements.

                    ARTRA GROUP INCORPORATED
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In thousands of dollars)

                                                                                  Fiscal Year
                                                                       -----------------------------------------
                                                                          1994        1993        1992
                                                                       ---------   ---------   ---------

Cash flows from financing activities:
   Net increase in short term debt                                        1,920          54       8,455
   Proceeds from long term borrowings                                   116,775     123,743     132,212
   Reduction of long term debt                                         (100,131)   (124,759)   (133,196)
   Proceeds from private placements of ARTRA common stock                 3,230
   Proceeds from exercise of stock options                                   30         129          48
   Proceeds from sale of BCA Holdings preferred stock                                 3,000         675
   Exercise of redeemable common stock put options                          (50)                   (456)
   Other                                                                    (44)       (187)        (21)
                                                                       ---------   ---------   ---------
Net cash flows from financing activities                                 21,730       1,980       7,717
                                                                       ---------   ---------   ---------

Increase in cash and cash equivalents                                     1,010         179         405
Cash and equivalents, beginning of year                                   1,060         881         476
                                                                       ---------   ---------   ---------
Cash and equivalents, end of year                                     $   2,070   $   1,060   $     881
                                                                       =========   =========   =========



Supplemental cash flow information: Cash paid during the year for:
  Interest                                                            $   8,811   $   7,333   $   7,743
  Income taxes paid (refunded), net                                          59        (108)        190


Supplemental schedule of noncash investing and financing activities:
    Issue common stock and redeemable common stock
       to pay down current liabilities                                $     756   $   1,636   $   2,601
    Notes issued to sellers as consideration for Arcar acquisition        8,000
    ARTRA common stock issued to Lori's bank lender as partial
       consideration for discharge of indebtedness                        2,500
    Transfer New Dimensions assets, net of cash of $674,
       to Lori's bank lender under terms of the
       debt settlement agreement                                          6,475
    Debt refinanced                                                                  36,609



The accompanying notes are an integral part of the consolidated financial statements.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Financial Restructuring and Basis of Presentation

ARTRA Group Incorporated ("ARTRA" or the "Company") consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should ARTRA be unable to continue as a going concern.

The Company has suffered recurring losses from operations and has a net capital deficiency. As a result of these factors, the Company has experienced difficulty in obtaining adequate financing to replace certain current credit arrangements, certain of which are in default, to fund its debt service and liquidity requirements in 1995. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 9, Notes Payable, and Note 10, Long Term Debt, for further discussion of the status of credit arrangements and restrictions on the ability of operating subsidiaries to fund ARTRA corporate obligations. Due to its limited ability to receive operating funds from its operating subsidiaries, ARTRA has historically met its operating expenditures with funds generated by such alternative sources as private placements of ARTRA common stock, sales of ARTRA common stock with put options, loans from officers/directors and private investors, as well as through sales of assets and/or other equity infusions. ARTRA plans to continue to seek such alternative sources of funds to meet its future operating expenditures.

As discussed in Note 7, on August 18, 1994, as amended December 23, 1994, ARTRA, The Lori Corporation ("Lori"), a 66.4% owned subsidiary of the Company, Lori's parent, Fill-Mor Holding, Inc. ("Fill-Mor"), a wholly-owned subsidiary of the Company, and Lori's operating subsidiaries, New Dimensions Accessories, Ltd. ("New Dimensions"), Lawrence Jewelry Corporation ("Lawrence") and Rosecraft, Inc. ("Rosecraft"), entered into an agreement with Lori's bank lender to settle obligations due the bank under terms of the bank loan agreements of Lori and its operating subsidiaries and Fill-Mor.

Lori anticipates that the successful completion of the restructuring of its debt, plus additional working capital borrowings either from ARTRA or external sources will permit it to fund its capital requirements in 1995. In addition, the Company continues to restructure its operations and is attempting to increase sales such that operating results will improve. If Lori is unable to obtain working capital borrowings to fund its operations in 1995 and improve the results of operations, it may be forced to liquidate its assets or file for protection under the Bankruptcy Code.

ARTRA intends to continue to negotiate with its bank and other creditors to extend due dates and allow ARTRA opportunities to obtain alternative sources of financing and to maximize value from possible sale of assets. Unless ARTRA receives a commitment from another lender to refinance these obligations or from the bank to extend these obligations past their scheduled maturity dates, of which there can be no assurance, it is anticipated that ARTRA could suffer severe adverse consequences which may include the sale by the bank of all or substantially all of the related collateral. As a result, ARTRA may be forced to liquidate its assets or file for protection under the Bankruptcy Code.

On December 31, 1993, a religious organization, currently holding approximately 5.8% of ARTRA's outstanding common made a $2,000,000 short-term loan to the Company with interest at 10%. See Note 9 for further discussion of this transaction and additional consideration received by the religious organization. The proceeds of this loan were remitted to the bank to pay interest and other costs due through December 31, 1993 and to reduce the principal amount outstanding on the bank notes to $17,063,000. On March 31, 1994 ARTRA entered into a series of agreements with its bank lender and

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES with a private corporation that had guaranteed $2,500,000 of ARTRA's bank notes. Per terms of the agreements, the private corporation purchased $2,500,000 in ARTRA notes from ARTRA's bank thereby reducing the outstanding principal on ARTRA's bank notes to $14,563,000 at March 31, 1994 and the bank released the private corporation from its $2,500,000 loan guaranty. As consideration for purchasing $2,500,000 of ARTRA bank notes, the private corporation received a $2,500,000 note payable from ARTRA bearing interest at the prime rate. See Note 9 for further discussion of this transaction and additional consideration received by the private corporation. A major shareholder and executive officer of the private corporation is an ARTRA director.

Effective in 1993, the Company has adopted a 52/53 week fiscal year ending the last Thursday of December.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


A.   Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Intercompany accounts and transactions are eliminated.


B.    Cash Equivalents

Short-term investments with an initial maturity of less than ninety days are considered cash equivalents.


C.    Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.


D.    Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred and expenditures for major renovations are capitalized. Depreciation is computed on the basis of estimated useful lives principally by the straight line method for financial statement purposes and principally by accelerated methods for tax purposes. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the period covered by the lease.

The costs of property retired or otherwise disposed of are applied against the related accumulated depreciation to the extent thereof, and any profit or loss on the disposition is recognized in earnings.


E.    Intangible Assets and Other Assets

The net assets of a purchased business are recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of net assets acquired (goodwill) is reflected as intangible assets and amortized on a straight-line basis principally over 40 years.

The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance (for each operating company) over its remaining life can be recovered through forecasted future operations. The charge to operations of $10,800,000 in 1994 represents the write-off of all of New Dimensions' goodwill.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

At December 31, 1992, the Company recognized an impairment of goodwill at the New Dimensions subsidiary due to the significant operating loss incurred in 1992 which resulted in the Chapter 11 reorganization of New Dimensions as discussed in Note 8. The Company adjusted the carrying value of New Dimensions' goodwill to its estimated value based upon New Dimensions' expected level of future cash flows from operations and reduced the amortization period of the remaining New Dimensions goodwill to a twenty year period beginning January 1, 1993.

Retail displays, classified in other assets, are amortized on a straight-line basis over their estimated lives.


F.   Revenue Recognition

Sales to customers are recorded at the time of shipment net of estimated markdowns and merchandise credits.


G.   Income Taxes

Income taxes are accounted for as prescribed in Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes. Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to recovered or settled.


H.   Reclassifications

The Company has made certain reclassifications in the Consolidated Statement of Operations for the year ended December 30, 1993 to conform to the 1994 presentation. The reclassifications had no effect on operating earnings (loss), net loss or loss per share.


3.   ACQUISITION

In March, 1994, Bagcraft entered into an agreement to purchase the business assets, subject to buyer's assumption of certain liabilities, of Arcar Graphics, Inc. ("Arcar"), a manufacturer and distributor of waterbase inks, for consideration of $10,264,000. The consideration consisted of cash of $2,264,000 and subordinated promissory notes totaling $8,000,000. In addition to the initial consideration, the purchase price may be increased based upon Arcar's cumulative earnings, as defined in the purchase agreement, for the period from January 1, 1994 until December 31, 1997 ("earnout compensation"). The earnout compensation, if applicable, is payable on or before January 2, 1999 along with interest thereon at the prime rate for the period January 1, 1998 until final payment. The seller also received a warrant to purchase 177,778 ARTRA common shares at a price of $5.625 per share, the market value at the date of grant. Exercise of the warrant is payable only through a reduction of the subordinated promissory notes and accrued interest due the seller under terms of the purchase agreement. The acquisition of Arcar, completed on April 8, 1994, is being accounted for by the purchase method and, accordingly, the assets and liabilities of Arcar have been included in ARTRA's financial statements at their estimated fair market value at the date of acquisition. The purchase price has been allocated to the assets and liabilities of Arcar based on their estimated respective fair values. The purchase price and expenses associated with the acquisition exceed the fair value of Arcar's net assets by approximately $8,400,000 and is being amortized on a straight-line basis over forty years. Arcar's results of operations have been included in ARTRA's financial statements since April 8, 1994, the date of acquisition. Arcar's results of operations prior to its acquisition are not considered material to the Company's consolidated financial statements.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

4.   DISCONTINUED BUSINESS

In  February,  1992,  the  Company  completed  the sale of the common  stock and preferred stock of its Ratex Resources Incorporated ("Ratex") subsidiary resulting in a gain of $330,000, net of income taxes of $170,000. The proceeds received of approximately $1,100,000 were used to pay down outstanding liabilities. Ratex was part of the Company's discontinued oil and gas operations.


 5.   INVENTORIES

Inventories (in  thousands) consist of:

                                                  December 29,   December 30,
                                                      1994            1993
                                                     -------        -------

     Raw materials and supplies                      $ 7,041        $ 5,299
     Work in process                                     877            408
     Finished goods                                   12,350         15,833
                                                     -------        -------
                                                     $20,268        $21,540
                                                     =======        =======


6.   INVESTMENT IN EMERALD ACQUISITION CORPORATION / ENVIRODYNE INDUSTRIES, INC.

In March, 1989, Envirodyne Industries, Inc. ("Envirodyne") and Emerald Acquisition Corporation ("Emerald") entered into a definitive agreement for a subsidiary of Emerald to acquire all of the issued and outstanding shares of Envirodyne common stock. Pursuant to the terms of certain letter agreements, ARTRA agreed to participate in the transaction and received Envirodyne's consent to sell its then 4,830,000 Envirodyne common shares (a 26.3% interest) to Emerald. On May 3, 1989 the transaction was consummated. ARTRA received consideration consisting of: (i) cash of $75,000,000; (ii) a 27.5% common stock interest in Emerald and (iii) Emerald junior debentures ("Junior Debentures") with a principal amount of $20,992,710. The Junior Debentures were scheduled to mature May 1, 2001, twelve years from the date of issuance, and to accrue and pay interest in the form of cash or additional Junior Debentures, at Emerald's option, semi-annually, for the first six years at the rate of 15% and to pay interest at the rate of 15% in the form of cash thereafter, semi-annually in arrears. ARTRA's 27.5% interest in Emerald common stock and Emerald Junior Debentures, as required by the Securities and Exchange Commission Staff Accounting Bulletin No. 81, were carried net of a valuation allowance.

On January 6, 1993, a group of bondholders filed an involuntary petition for reorganization of Envirodyne under Chapter 11 of the U.S. Bankruptcy Code. On January 7, 1993, Envirodyne and certain of its subsidiaries (the "Debtor") filed petitions under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division.
Subsequently, Emerald filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the same court.

On December 17, 1993 the Bankruptcy Court confirmed the First Amended Joint Plan of Reorganization as twice modified (the "Plan") with respect to Envirodyne and certain of its subsidiaries. The confirmation of the Plan was affirmed by the United States District Court for the Northern District of Illinois on December 28, 1993 and Envirodyne and certain of its subsidiaries emerged from Chapter 11 on December 31, 1993, the Effective Date. A notice of appeal to the United States Court of Appeals for the Seventh Circuit was thereafter filed by certain holders of Envirodyne's 13.5% Subordinated Notes Due 1996. Envirodyne has filed a motion, which is currently pending, to dismiss the appeal. Envirodyne believes that the

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES confirmation of the Plan should be affirmed on appeal. However, no assurance can be given that Envirodyne will prevail on the appeal or what the effect of any such reversal of the Plan would have on Envirodyne or the Plan. The Emerald Chapter 11 case is still pending although ARTRA has moved to dismiss that case. Envirodyne's plan of reorganization did not provide any consideration or value to Emerald and Emerald, therefore, is without assets to provide value to ARTRA for ARTRA's investment in Emerald common stock and Emerald Junior Debentures. See discussion below and in Note 20 Litigation for remedies being pursued by ARTRA as compensation for the lost value of its investment in Emerald common stock and Emerald Junior Debentures.

On November 2, 1993, ARTRA filed suit in the Circuit Court of the Eighteenth Judicial Circuit for the state of Illinois (the State Court Action") against Salomon Brothers, Inc., Salomon Brothers Holding Company, Inc. (collectively, "Salomon") D.P. Kelly & Associates, L.P. ("DPK"), Donald P. Kelly ("Kelly Defendants" along with DPK), Charles K. Bobrinskoy, James F. Massey, William Rifkind and Michael J. Zimmerman. The defendants removed the case to the Bankruptcy Court in which the Emerald Chapter 11 case is pending. On July 15, 1994 all but two of ARTRA's causes of action were remanded to the state court. The Bankruptcy Court maintained jurisdiction of ARTRA's claims against the individual defendants for breaching their fiduciary duty as directors of Emerald to Emerald's creditors and interference with ARTRA's contractual relations with Emerald. ARTRA's appeal of the Bankruptcy Court retention of claims is currently pending.

On December 21, 1994, the Salomon Defendants and the Kelly defendants brought motions to dismiss ARTRA's Second Amended Complaint in the State Court Action. On February 8, 1995, ARTRA's Second Amended Complaint was dismissed in part, with leave to replead.

On March 10, 1995, ARTRA filed a Third Amended Complaint in the State court Action, pleading causes of action for breach of fiduciary duty, fraudulent misrepresentation and negligent misrepresentation ARTRA seeks in the action compensatory damages of $136.2 million, punitive damages of $408.6 million and approximately $33 million in fees paid to Salomon.

The case is in its early stages and discovery is just beginning. ARTRA cannot predict, with any certainty, the outcome of the suit.


7.   DEBT RESTRUCTURING

Effective August 18, 1994, Lori and Lori's operating subsidiaries (collectively, the "Borrowers"), ARTRA and Fill-Mor entered into an agreement with Lori's bank lender to settle obligations due the bank under terms of the bank loan agreements of Lori and its operating subsidiaries. On December 13, 1994, Lori and Lori's operating subsidiaries were notified by the bank of certain defaults under the Settlement Agreement, including but not limited to a $1,115,000 payment due the bank on December 8, 1994. Prior to receipt of the default notice and thereafter, ARTRA and Lori entered into negotiations with the bank to amend or restructure the terms of the August 18, 1994 Settlement Agreement.

Effective December 23, 1994, the Borrowers, ARTRA and Fill-Mor and the bank entered into an amendment to the August 18, 1994 Settlement Agreement ("Amended Settlement Agreement"). Per terms of the Amended Settlement Agreement, borrowings due the bank under the loan agreements of the Borrowers and Fill-Mor (approximately $25,000,000 as of December 23, 1994), plus amounts due the bank for accrued interest and fees were reduced to $10,500,000 (of which

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

$7,855,000 pertained to Lori's obligation to the bank and $2,645,000 pertained to Fill-Mor's obligation to the bank). Upon the satisfaction of certain conditions of the Amended Settlement Agreement in 1995, as discussed below, the bank lender has agreed to discharge the balance of this indebtedness.

In conjunction with the Amended Settlement Agreement, ARTRA entered into a $1,850,000 short-term loan agreement with a non-affiliated corporation, the proceeds of which were used to fund amounts due the bank as discussed below. The loan, due June 30, 1995, with interest payable monthly at 10%, is collateralized by 100,000 shares of Lori common stock. These 100,000 Lori common shares were originally issued to the bank under terms of the August 18, 1994 Settlement Agreement.

In exchange for the reduction of amounts due the bank, and as additional consideration for the $1,850,000 short-term loan agreement from the non-affiliated corporation, the Borrowers, ARTRA and Fill-Mor agreed to pay the following consideration, which supersedes the consideration agreed to under terms of the August 18, 1994 Settlement Agreement:


             A) A cash payment to the bank of $1,900,000, which was made prior to consummation of the Amended Settlement Agreement.

             B) 400,000 shares of ARTRA common stock. These 400,000 ARTRA common shares were originally issued to the bank under terms of the August 18, 1994 Settlement Agreement. The bank retained 100,000 shares and the non-affiliated corporation received 300,000 shares as additional consideration for its short-term loan.

             C) Assignment to the bank of all of the assets of Lori's New Dimensions subsidiary .

             D)   A $750,000 note payable to the bank due March 31, 1995.


Among other things, ARTRA has agreed to register the ARTRA shares issued in order to enable the ARTRA shares issued to be freely tradeable without restriction on or before July 31, 1995. Additionally, the Settlement Agreement required ARTRA to advance $400,000 to Lori which, along with $150,000 of the ARTRA $1,850,000 short-term loan agreement noted above, was deposited in trust at December 29, 1994. This deposit was used to fund the installment payment due December 31, 1994 for unsecured claims arising from the May 3, 1993 reorganization of New Dimensions (See Note 8). The installment payment was made in January, 1995.

The August 18, 1994 settlement agreement required ARTRA to contribute cash of $1,500,000 to Lori for working capital. ARTRA's cash contribution was funded by private placements of ARTRA common stock. An officer/director of Lori participated in the private placement of ARTRA common stock purchasing $150,000 of ARTRA common stock (37,500 shares), subject to the same terms and conditions as the other outside investors.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

The Company recognized an extraordinary gain of $8,965,000 ($1.57 per share) in December 1994 as a result of the reduction of amounts due the bank under the loan agreements of the Borrowers and Fill-Mor to $10,500,000 (of which $7,855,000 pertained to Lori's obligation to the bank and $2,645,000 pertained to Fill-Mor's obligation to the bank) as of December 23, 1994 calculated (in thousands) as follows:

     Amounts due the bank under loan agreements
        of Lori and its operating subsidiaries and Fill-Mor       $ 25,394
     Less amounts due the bank   at  December 29, 1994             (10,500)
                                                                   -------
     Bank debt discharged                                           14,894
     Accrued interest and fees discharged                            3,635
     Other New Dimensions liabilities discharged                     1,985
     Less consideration to the bank per terms of the
         amended settlement agreement
              Cash                                                  (1,900)
              ARTRA common stock                                    (2,500)
              New Dimensions assets assigned to the bank            (7,149)
                                                                    ------
                       Net extraordinary gain                     $  8,965
                                                                    ======

Lori also recorded a charge against operations in December 1994 to write-off New Dimensions' goodwill, which had a book value of $10,800,000.

Upon payment of the $750,000 note due the bank on March 31, 1995 and the registration of the ARTRA common shares issued to it, the bank has agreed to discharge the remaining indebtedness, which is expected to result in an additional extraordinary gain in 1995. The $9,750,000 of debt pending discharge has been classified as such in the Consolidated Balance Sheet at December 29, 1994.

On March 31, 1995 the $750,000 note due the bank was paid and the remaining indebtedness of Lori and Fill-Mor was discharged, resulting in an additional extraordinary gain to Lori and Fill-Mor of approximately $9,400,000 in 1995. Among other things, ARTRA has agreed to register the ARTRA shares issued in order to enable the ARTRA shares issued to be freely tradeable without restriction on or before July 31, 1995. In the event the shares are not registered by July 31, 1995, the bank has the right to put the 100,000 ARTRA shares back to ARTRA for an exercise price of $500,000. The $750,000 note payment was funded with the proceeds of a $850,000 short-term loan from a director of Lori. The loan provides for interest at the prime rate plus 1% and, as additional consideration, the director received 150,000 Lori common shares valued at $337,500 ($2.25 per share) based upon Lori's closing market value on March 30, 1995.


8.   NEW DIMENSIONS 1993 RESTRUCTURING

On February 5, 1993, New Dimensions filed a petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Case No. 93 B 40653). On April 9, 1993, New Dimensions' reorganization plan was confirmed by an order of the Bankruptcy Court and on May 3, 1993, the consummation date, New Dimensions emerged from Chapter 11 bankruptcy court protection, New Dimensions' bank lender provided long-term working capital financing and Lori guaranteed and assumed certain New Dimensions' debt obligations.

Lori's ownership of 100% of the common stock of New Dimensions was not affected by the reorganization of New Dimensions. Accordingly, the principles of fresh start reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code", were not applicable to the New Dimensions reorganization and no adjustments were made to the carrying value of New Dimensions assets and liabilities, except to reflect terms of the plan of reorganization.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

The reorganization of New Dimensions resulted in an extraordinary gain of $22,057,000 ($4.49 per share) in 1993 from a net discharge of indebtedness calculated (in thousands) as follows:




     Amount due on New Dimensions' 12.75% Senior Notes,
         including accrued interest                               $ 22,822
     Trade liabilities and accrued expenses                          3,231
                                                                   -------
              Total unsecured claims                                26,053
     Less present value of payments due to unsecured creditors      (2,725)
     Less present value of  bank restructuring loan fee             (1,271)
                                                                   -------
              Net extraordinary gain                              $ 22,057
                                                                   =======


Additionally,  during 1993 New Dimensions  incurred  reorganization  expenses of
$767,000   related  to  the   bankruptcy   process,   which  are  classified  as
non-operating expenses.

In conjunction with the consummation of New Dimensions' reorganization plan, the license agreement to distribute ladies fashion jewelry and sunglasses under the "Sarah Coventry" trademark was amended and restated for a term of five years commencing March 31, 1993 through March 31, 1998, with annual renewals for an additional five years.

Due to the reduction of sales volume and resulting operating losses incurred in 1992 that culminated in the February, 1993 Chapter 11 filing, at December 31, 1992 New Dimensions recorded a charge to operations of $8,664,000 ($1.98 per share) representing the excess of net book value of New Dimensions goodwill over its estimated recoverable value. Effective January 1, 1993, the remaining New Dimensions goodwill amortization period was adjusted to twenty years.

At December 31, 1992, due to the reduction in sales volume and resulting operating losses incurred in 1992 that culminated in the February, 1993 Chapter 11 filing, New Dimensions discontinued several lines of fashion costume jewelry and recorded a charge to operations of $4,900,000 ($1.12 per share) to write-down the remaining inventory to estimated net realizable value.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

9.   NOTES PAYABLE


                                                  December 29,  December 30,
                                                      1994          1993
                                                    --------      --------
                                                        (in thousands)

     ARTRA bank notes payable,
          at various interest rates                 $ 18,507      $ 24,647
     Amounts due to related parties,
          interest from 7.75% to 15%                   5,669         1,446
     Other, interest from 8.5% to 20%                  3,877         3,351
                                                    --------      --------
                                                    $ 28,053      $ 29,444
                                                    ========      ========


         ARTRA

At December 30, 1993, $18,452,000 in ARTRA notes and related loan fees of $1,107,000 were payable to a bank. The notes provided for interest at the prime rate. These bank notes are collateralized by, among other things, 100% of the common stock of ARTRA's BCA Holdings, Inc. ("BCA") subsidiary, the parent of Bagcraft, and a secondary position on the assets of BCA, payments due under a noncompetition agreement with the Company's former Welch Vacuum Technology ("Welch") subsidiary and by a subordinated note in the principal amount of $2,500,000 received by ARTRA as part of the proceeds from the sale of Welch. Additionally, at December 30, 1993 the bank notes were collateralized by a $5,500,000 personal guaranty of a private investor and a $2,500,000 guaranty of a private corporation. A major shareholder and executive officer of the private corporation is an ARTRA director. As additional compensation, the private investor is receiving 1,833 shares of ARTRA common stock for each month the guaranty is outstanding and the private corporation received 833 shares of ARTRA common stock for each month the guaranty was outstanding. Among other things, the bank notes prohibit the payment of cash dividends by ARTRA.

On December 31, 1993, a religious organization, currently holding approximately 5.8% of ARTRA's outstanding common stock, made a $2,000,000 short-term loan to the Company with interest at 10%. See discussion of amounts due to related parties below for further discussion of this transaction and additional consideration received by the religious organization. The proceeds of this loan were remitted to the bank to pay interest and other costs due through December 31, 1993 and to reduce the principal amount outstanding on the bank notes to $17,063,000 at December 31, 1993.

On March 31, 1994, ARTRA entered into a series of agreements with its bank lender and with the private corporation noted above that had guaranteed $2,500,000 of ARTRA's bank notes. Per terms of the agreements, the private corporation purchased $2,500,000 of ARTRA notes from ARTRA's bank thereby reducing the outstanding principal on ARTRA's bank notes to $14,563,000 and the bank released the private corporation from its $2,500,000 loan guaranty. The ARTRA bank notes and related loan fees were payable on September 30, 1994. Interest on the bank notes continues to accrue at the prime rate (8.5% and 6% at December 29, 1994 and December 30, 1993, respectively) and is payable quarterly. Interest on the bank notes has been paid through June 14, 1994. Effective March 31, 1994, ARTRA pledged, as additional collateral for its bank notes, any and all net proceeds arising from its lawsuit against Salomon Brothers, Inc., Salomon Brothers Holding Company Inc. (collectively, "Salomon") D.P. Kelly & Associates, L.P. ("Kelly") and all of the directors of Emerald for breaches of fiduciary duty by the directors of Emerald, induced by Salomon and Kelly, in connection with the reorganization of Envirodyne as discussed in Note 6. As consideration for purchasing $2,500,000 of ARTRA bank notes, the private corporation received a $2,500,000 note payable from ARTRA bearing interest at the prime rate.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

As additional consideration, the private corporation has received an option to put back to ARTRA the 49,980 shares of ARTRA common stock received as compensation for its former $2,500,000 ARTRA loan guaranty at a price of $15.00 per share. The put option is exercisable on the later of the day that the $2,500,000 note payable to the private corporation becomes due or the date the ARTRA bank notes have been paid in full. The option price increases by $2.25 per share annually. The $2,500,000 note payable to the private corporation is reflected in the above table as amounts due to related parties.

On October 25, 1994, ARTRA's bank lender filed suit against ARTRA in the Circuit Court of Cook County, Illinois alleging nonpayment by ARTRA of the amounts due under the above notes payable to the bank. The bank has requested that the court enter judgment in its favor against ARTRA in the amount of approximately $16,000,000, which includes the principal balance of the notes of $14,563,000, plus interest, costs and fees.

Effective May 14, 1991, ARTRA, through its wholly-owned Fill-Mor Holding, Inc. ("Fill-Mor") subsidiary, entered into a loan agreement with a bank providing for borrowings of up to $2,500,000 with interest at the prime rate plus 2% (10.5% and 8% at December 29, 1994 and December 30, 1993, respectively), of which $2,200,000 was outstanding at December 29, 1994 and December 30, 1993. The loan was collateralized by ARTRA's interest in Lori common stock and preferred stock, by the proceeds of a tax sharing agreement between ARTRA and its Bagcraft subsidiary and by ARTRA's interest in Fill-Mor's common stock. At December 29, 1994, borrowings on this note were reclassified as amounts due under the debt restructuring agreement discussed in Note 7.

A $3,600,000 bank note payable due December 31, 1990, has not been paid. However, the bank has not demanded payment. This loan is collateralized by a $2,500,000 guarantee of Peter R. Harvey, ARTRA's president.

An ARTRA bank note with outstanding borrowings of $344,000 and $395,000 at December 29, 1994 and December 30, 1993, respectively, is guaranteed by a private company. Interest on the note is at the prime rate plus 2% (10.5% and 8% at December 29, 1994 and December 30, 1993, respectively).


         Amounts Due To Related Parties

During the third quarter of 1992, ARTRA borrowed funds from its Chairman of the Board of Directors, John Harvey, payable on demand of which $42,000 were outstanding at December 29, 1994 and December 30, 1993. In January, 1995, John Harvey loaned ARTRA $100,000 evidenced by an unsecured 30 day note bearing interest at 8%. As additional compensation for the loan, John Harvey received a warrant to purchase 6,000 ARTRA common shares at $4.75 per share based upon the market value of ARTRA's common stock at the date of issuance. The warrant expires five years from the date of issuance. If not paid at maturity, terms of the note provide for the issuance of additional warrants to purchase ARTRA common shares as determined by the number of days the loan is outstanding.

At December 29, 1994 and December 30, 1993, other notes payable included borrowings of $127,000 and $829,000, respectively, from a director of Lori. As additional compensation the Lori director has received, through December 29, 1994, warrants to purchase an aggregate of 236,315 ARTRA common shares at prices ranging from $3.75 to $6.375 per share based upon the market value of ARTRA's common stock at the date of issuance. The warrants expire five years from the date of issuance. Terms of the note provide for the issuance of additional warrants to purchase ARTRA common shares as determined by the number of days the loan is outstanding.

At June 30, 1994 and December 30, 1993, other notes payable included loans totaling $250,000 and $400,000, respectively, from a officer/director of Lori. The loans are evidenced by notes bearing interest at 12% - 15%. As additional compensation the Lori officer/director received warrants to purchase an aggregate of 27,500 ARTRA common shares at prices ranging from $5.375 to $5.75 per share based upon the market value of ARTRA's common stock at the date of issuance. The warrants expire five years from the date of issuance. The $250,000 loan from the officer/director of Lori outstanding at June 30, 1994, plus accrued interest thereon, was subsequently repaid by the issuance of 58,333 shares of ARTRA common stock. The ARTRA common shares were valued at $6.00 per share, based upon the market value of

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

ARTRA's common stock at the date of issuance. In July, 1994, the officer/director of Lori loaned ARTRA an additional $200,000, evidenced by two demand notes bearing interest at 10%. The loans were subsequently repaid by the issuance of 50,000 shares of ARTRA common stock. The ARTRA common shares were valued at $4.00 per share, based upon the market value of ARTRA's common stock at the date of issuance

During 1993 a religious organization, holding approximately 7.5% of ARTRA's outstanding common stock as of December 30, 1993, made a short-term loan of $850,000 to the Company which was repaid in December, 1993. Subsequent to year-end, on December 31, 1993, the religious organization loaned the Company $2,000,000 evidenced by a short-term note bearing interest at 10%. The proceeds of this loan were remitted to ARTRA's bank to pay principal and interest on ARTRA's bank notes as discussed above. In January, 1994 the religious organization made an additional $1,000,000 short-term loan to the Company also with interest at 10%. As additional compensation for the above loans, the lender received warrants to purchase an aggregate of 86,250 ARTRA common shares at prices ranging from $6.00 to $7.00 per share based upon the market of ARTRA's common stock at the date of issuance. The warrants expire five years from the date of issuance. In July, 1994 ARTRA made a $2,000,000 payment against the amounts outstanding on the above loans and the religious organization subsequently loaned ARTRA an additional $2,000,000. As of December 29, 1994 borrowings due the religious organization totaled $3,000,000.


         Other

In conjunction with the debt restructuring agreement discussed in Note 7, ARTRA entered into a $1,850,000 short-term loan agreement with a non-affiliated corporation, with the proceeds used to fund amounts due the bank under terms of the debt restructuring agreement. The loan, due June 30, 1995, with interest payable monthly at 10%, is collateralized by 100,000 shares of Lori common stock.

Effective as of May 15, 1992, the Company had entered into a letter of intent to sell a 50% interest in its Bagcraft subsidiary to Field Container Corporation ("Field"), a manufacturer and distributor of converted paper and paperboard products. On September 18, 1992, the Company announced that it had discontinued discussions with Field regarding the sale of a 50% interest in Bagcraft. On May 19, 1992, Field advanced ARTRA $1,000,000 under terms of a promissory note due May 15, 1993, with interest at the prime rate plus 2-1/2%. As additional consideration for this advance, the Company granted to Field a warrant, exercisable for a period of five years expiring in 1997, to purchase 150,943 shares of the Company's common stock for an exercise price of $5.375 per share. In March, 1994 a payment of $250,000 was made against amounts due on this note and in April, 1994 the note was repaid in full.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

10.   LONG-TERM DEBT

Long-term debt (in  thousands) consists of:

                                                                   December 29, December 30,
                                                                        1994        1993
                                                                      --------    --------

          Bagcraft Credit Agreement,
              Term loans,
                  interest at the prime rate plus 1.75% to 3%         $ 17,000    $ 20,000
              Revolving credit loan,
                  interest at the prime rate plus 1.5%                  16,672      12,868
              Unamortized discount                                        (315)       (630)
          Bagcraft, City of Baxter Springs, Kansas loan agreements,
              interest, at varying rates                                12,310
          Arcar subordinated promissory notes due to seller,
              interest, at the prime rate                                8,000
          Arcar bank term loan,
              interest at the prime rate plus .75%                       2,750
          Amounts due a bank term under terms of
              a debt settlement agreement                               10,500
          New Dimensions bank term loan,
              interest at the prime rate plus 1%                                     2,500
          New Dimensions bank line of credit,
              interest at the prime rate plus 1%                                       350
          Lori bank term loan,
              interest at the prime rate plus 1%                                    11,899
          Lawrence bank line of credit,
              interest at the prime rate plus 1.75%                                  2,099
          Rosecraft bank credit agreement,
              interest at the prime rate plus 2%                                     5,104
          Other, at various interest rates,
              due in varying amounts through 1995                           27          44
                                                                      --------    --------
                                                                        66,944      54,234
          Current scheduled maturities                                 (37,521)     (5,851)
          Debt subsequently discharged                                  (9,750)       --
          Long-term debt reclassified as current                                   (19,119)
                                                                      --------    --------
                                                                      $ 19,673    $ 29,264
                                                                      ========    ========


                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

         Bagcraft

Effective December 17, 1993, Bagcraft refinanced its bank debt by entering into a Credit Agreement that provides for a revolving credit loan and two separate term loans. The term loans were separate two-year facilities initially totaling $12,000,000 (Term Loan A) and $8,000,000 (Term Loan B), bearing interest at the lender's index rate plus 1.75% and 3%, respectively. The principal under Term Loan A is payable at maturity (December 17, 1995), unless accelerated under terms of the Credit Agreement. The principal under Term Loan B ($5,000,000 outstanding at December 29, 1994) is payable in varying monthly installments from January 1, 1994 to December 1, 1995, with the remaining principal balance payable at maturity (December 17, 1995), unless accelerated under terms of the Credit Agreement. At December 29, 1994 and December 30, 1993, interest rates on Term Loan A and Term Loan B were 10.25% and 11.5% and 7.75% and 9%, respectively.

The amount available to Bagcraft under the revolving credit loan is subject to a borrowing base, as defined in the agreement, up to a maximum of $18,000,000. At December 29, 1994 and December 30, 1993, approximately $450,000 and $1,800,000, respectively, was available and unused by Bagcraft under the revolving credit loan. The revolving credit loan bears interest at the lender's index rate plus 1.5%. The revolving credit loan is scheduled to become due and payable upon maturity of the Credit Agreement (December 17, 1995), unless accelerated under terms of the Credit Agreement. At December 29, 1994 and December 30, 1993 the interest rates on the revolving credit loan was 10% and 7.75%, respectively.

Borrowings under the Credit Agreement are collateralized by substantially all of the assets of Bagcraft. The Credit Agreement contains various restrictive covenants, that among other restrictions, require Bagcraft to maintain minimum levels of net worth and liquidity levels and limit additional loans, dividend payments, capital expenditures and payments to related parties. In addition, the Credit Agreement prohibits changes in ownership of Bagcraft. At December 29, 1994 Bagcraft was not in compliance with the provisions of its Credit Agreement. Bagcraft is currently negotiating with its lender to amend or restructure the Credit Agreement.

As additional compensation for borrowings under the Credit Agreement, the lender received a detachable warrant with a put option to purchase up to 10% of the fully diluted common equity of Bagcraft. The warrant allows Bagcraft to reacquire up to 2-1/2% of Bagcraft's fully diluted common equity from the lender contingent upon Bagcraft's repayment of Term Loan B as defined in the Credit Agreement. Under certain conditions Bagcraft is required to repurchase the warrant from the lender. The determination of the repurchase price of the warrant is to be based on the warrant's pro rata share of the highest of book value, appraised value or market value of Bagcraft.

In March, 1994 Bagcraft and the City of Baxter Springs, Kansas completed a $12,500,000 financing package associated with the construction of a new 265,000 sq. ft. production facility in Baxter Springs, Kansas. The financing package, funded by a combination of Federal, state and local funds, consists of the following loan agreements payable by Bagcraft directly to the City of Baxter
Springs:

         A $7,000,000 promissory note payable in ten installments of $700,000 due annually on July 21 of each year beginning in 1995 through maturity on July 21, 2004. Interest, at varying rates from 4.6% to 6.6%, is payable semi-annually. At December 29, 1994, Bagcraft had borrowed the maximum of $7,000,000 available under this loan agreement.

         A  $5,000,000   subordinated   promissory   note  payable  as  follows:
         $2,000,000  installments due June 30,1998 and June 30, 1999; $1,000,000 due on January 2, 2000. The subordinated promissory note is interest free provided that loan payments are made on a timely basis and no events of default occur under terms of the agreement. At December 29, 1994 Bagcraft had outstanding borrowings of $4,810,000 under this loan agreement.

         A $250,000 subordinated promissory note payable in 240 monthly installments commencing August 1, 1995 through maturity on July 18, 2015. The subordinated promissory note is interest free provided that loan payments are made on a timely basis and no events of default occur under terms of the agreement. At December 29, 1994, Bagcraft had borrowed the maximum amount available under this loan agreement.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

         A $250,000 subordinated promissory note payable January 20, 2005. The subordinated promissory note is interest free provided that loan payments are made on a timely basis and no events of default occur under terms of the agreement. At December 29, 1994, Bagcraft had borrowed the maximum amount available under this loan agreement.


Borrowings under the above loan agreements are collateralized by a first lien on the land and building at the Baxter Springs, Kansas production facility and by a second lien on certain machinery and equipment. At December 29, 1994, approximately $800,000 of borrowings from the above loan agreements is reflected in the Consolidated Balance Sheet in current assets as restricted cash and equivalents. These funds, invested in interest bearing cash equivalents, are restricted for expenditures associated with the Baxter Springs, Kansas project.


         Arcar

As discussed in Note 2, on April 8, 1994, Bagcraft completed the acquisition of Arcar for consideration consisting of cash of $2,264,000 and subordinated promissory notes totaling $8,000,000. The subordinated promissory notes provide for interest payable quarterly at the prime rate (as defined in the agreement). The promissory notes mature as follows: $2,500,000 payable March 15, 1995; $2,500,000 payable March 15, 1996; $2,500,000 payable March 15, 1997; $500,000 payable March 15, 1998. The seller also received a warrant to purchase 177,778 ARTRA common shares at a price of $5.625 per share, the market value at the date of grant. Exercise of the warrant is payable only through a reduction of the subordinated promissory notes and accrued interest due the seller under terms of the purchase agreement.

Effective April 8, 1994, Arcar entered into a Loan and Security Agreement (the "Agreement") with a bank that provides for a revolving credit loan and a term loan. The term loan, in the principal amount of $2,750,000, bears interest at the prime rate plus .75%. The principal under the term loan is payable in forty-eight varying monthly installments from April 30, 1995 to March 31, 1999, unless accelerated under terms of the Agreement. At December 29, 1994 the interest rate on the term loan was 9.25 %.

The amount available to Arcar under the revolving credit loan is subject to a borrowing base, as defined in the agreement, up to a maximum of $1,500,000. The revolving credit loan bears interest at the prime rate plus .5% and becomes due and payable March 31, 1995, unless accelerated under terms of the Agreement. The revolving credit loan is renewable, solely at the discretion of the lender, for additional one year periods until maturity of the Agreement (March 31, 1999). The revolving credit loan has been renewed until March 31, 1996. As of December 29, 1994, Arcar had not yet utilized funds available under the revolving credit loan.

Borrowings under Agreement are collateralized by substantially all of the assets of Arcar. The Agreement contains various restrictive covenants, that among other restrictions, require Arcar to maintain minimum levels of net worth and liquidity levels and limit additional loans, dividend payments, capital expenditures and payments to related parties.


         Lori

As discussed in Note 8, on February 5, 1993, New Dimensions filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. On April 9, 1993, New Dimensions' reorganization plan was confirmed by an order of the Bankruptcy Court and on May 3, 1993, the consummation date of the reorganization, New Dimensions emerged from Chapter 11 bankruptcy court protection. The plan, among other things, provided for New Dimensions' bank lender to have the right to receive all of the issued and outstanding shares or assets of New Dimensions immediately prior to the consummation date. The bank then assigned its rights to receive the New Dimensions stock to a newly formed Lori subsidiary, which was then merged into New Dimensions, for consideration of $2,500,000, evidenced by New Dimensions' term loan note originally

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES scheduled to be payable in varying quarterly installments, commencing March 31, 1994 through December 31, 1996. Interest on the term note was at the prime rate plus 1%. Lori assumed and guaranteed the balance of New Dimensions' pre-bankruptcy loans payable to the bank, amounting to $12,036,000, including accrued interest, which included the New Dimensions former line of credit discussed and the New Dimensions former term loan, net of New Dimensions' direct obligation payable to the bank of $2,500,000 as noted above. The bank also provided New Dimensions with a revolving line of credit, including a letter of credit facility. Borrowings, limited to the lesser of $1,600,000 or a calculated borrowing base. The credit agreement was scheduled to mature on April 30, 1996.

On February 5, 1993, Lawrence entered into a credit agreement with Lori's bank that provided for a revolving line of credit, which included a letter of credit facility. Borrowings were limited to the lesser of $2,100,000 or a calculated borrowing base, less outstanding letters of credit. The loan provided for interest at the prime rate plus 1.75%.

Effective March 31, 1993 Rosecraft entered into agreements with a bank that provided for a term loan of $2,977,000 and a revolving line of credit, both with interest at the prime rate plus 2%. The term loan was payable in varying monthly installments commencing January 31, 1994, with the final monthly installment originally scheduled to be payable November 30, 1997. The revolving line of credit provided for borrowings, including a letter of credit facility. Borrowings were limited to the lesser of $1,000,000 or a calculated borrowing base, less outstanding letters of credit. In addition to the revolving line of credit, the bank has provided an overadvance credit commitment of $1,200,000. The revolving line of credit was scheduled to mature December 31, 1997.

Since December 30, 1993 and during 1994, Lori and its operating subsidiaries were not in compliance with certain provisions of their respective bank loan agreements. At December 30, 1993, borrowings under the bank loan agreements of Lori and its operating subsidiaries totaled $21,952,000. In addition to scheduled maturitities of $2,833,000 under the bank loan agreements of Lori and its operating subsidiaries, the remaining borrowings of $19,119,000 under the bank loan agreements of Lori and its operating subsidiaries were reclassified as currently payable at December 31, 1993.

As discussed in Note 7, effective August 18, 1994, as amended effective December 23, 1994, ARTRA, Fill-Mor, Lori and Lori's operating subsidiaries entered into an agreement with Lori's bank lender to settle obligations due the bank under terms of the bank loan agreements of Lori and its operating subsidiaries and Fill-Mor. Per terms of the Amended Settlement Agreement, borrowings due the bank under the loan agreements of Lori and its operating subsidiaries and Lori's parent, Fill-Mor, plus amounts due the bank for accrued interest and fees were reduced to $10,500,000 (of which $7,855,000 pertained to Lori's obligation to the bank and $2,645,000 pertained to Fill-Mor's obligation to the bank).

On March 31, 1995 the $750,000 note due the bank was paid and the remaining indebtedness of Lori and Fill-Mor was discharged, resulting in an additional extraordinary gain to Lori and Fill-Mor of approximately $9,400,000 in 1995 (See
Note 7).


The common stock and virtually all the assets of ARTRA's subsidiaries have been pledged as collateral for ARTRA's and its subsidiaries' borrowings. Under its debt agreements the Company is limited in the amounts it can withdraw from its operating subsidiaries. At December 29, 1994 and December 30, 1993, substantially all cash and equivalents on the Company's consolidated balance sheet are restricted to use by and for the Company's operating subsidiaries.

At December 29, 1994 the aggregate amount of yearly maturities of long-term debt, exclusive of debt discharged, is: 1995, $37,521,000; 1996, $3,567,000;
1997, $4,062,000; 1998, $4,575,000; 1999, $2,712,000; thereafter, $4,757,000.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

11.   REDEEMABLE COMMON STOCK

ARTRA has entered into various agreements under which it has sold its common shares along with put options that require ARTRA to repurchase these shares at the option of the holder, principally one year after the date of each agreement. The difference between the option price and the net proceeds received is amortized over the life of the options by a charge to retained earnings. At
December 29, 1994, options are outstanding that, if exercised, would require ARTRA to repurchase 279,679 shares of its common stock for an aggregate of $4,144,000.


12.   REDEEMABLE PREFERRED STOCK

On September 27, 1989, ARTRA received a proposal to purchase BCA, the parent of Bagcraft, from Sage Group, Inc. ("Sage"), a privately-owned corporation that owned 100% of the outstanding common stock of BCA. Sage was merged with and into Ozite Corporation ("Ozite") on August 24, 1990. Peter R. Harvey, ARTRA's President, and John Harvey, ARTRA's Chairman of the Board of Directors, were the principal shareholders of Sage and are the principal shareholders of Ozite. Effective March 3, 1990, a wholly-owned subsidiary of ARTRA acquired 100% of BCA's issued and outstanding common shares for consideration of $5,451,000, which included 772,000 shares of ARTRA common stock and 3,750 shares of $1,000 par value junior non-convertible payment-in-kind redeemable Series A Preferred Stock with an estimated fair value of $1,012,000, net of unamortized discount of $2,738,000. The Series A Preferred Stock accrues dividends at the rate of 6% per annum and is redeemable by ARTRA on March 1, 2000 at a price of $1,000 per share plus accrued dividends. Accumulated dividends of $1,221,000 and $939,000 were accrued at December 29, 1994 and December 30, 1993, respectively.

In 1987, Bagcraft issued to an affiliate, currently a subsidiary of Ozite, $5,000,000 of preferred stock (50,000 shares of 13.5% cumulative, redeemable preferred stock with a liquidation preference equal to $100 per share) redeemable by Bagcraft in 1997 at a price of $100 per share plus accrued dividends. Dividends, which accrue and are payable semiannually on June 1 and December 1 of each year, are reflected in the Company's Consolidated Statement of Operations as minority interest. The affiliate has agreed to forego dividend payments as long as such payments are prohibited by bank lenders. Accumulated dividends of $5,119,000 and $4,444,000 were accrued at December 29, 1994 and December 30, 1993, respectively.

As discussed in Note 10, in 1987, Bagcraft obtained financing from an affiliate, currently a subsidiary of Ozite, through the issuance of a $5,000,000 unsecured subordinated note, due June 1, 1997. During 1992, per agreement with the noteholder, the interest payments were remitted to ARTRA and the noteholder received 675 shares of BCA preferred stock ($1.00 par value, 6% cumulative with a liquidation preference equal to $1,000 per share) with a liquidation value of $675,000. In December, 1993, the unsecured subordinated note and accrued interest thereon were paid in full from proceeds of Bagcraft's new Credit Agreement. Per agreement with the noteholder, the accrued interest outstanding on the note of $3,000,000 was remitted to ARTRA and the noteholder received an additional 3,000 shares BCA preferred stock having a liquidation value of $3,000,000.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

13.   STOCK OPTIONS AND WARRANTS

         Stock Option Plan

In July, 1985, ARTRA's shareholders approved a stock option plan (the "Plan") for certain officers and key employees of the Company and its subsidiaries. The Plan initially reserved 150,000 shares of the Company's common stock and authorized the granting of options on or before February 1, 1995. The purchase price of such options is to be not less than the market value at the date of grant for incentive stock options ("ISO") and not less than 110% of the market value on the date of grant for an ISO granted to a shareholder possessing 10% more of the voting stock of the Company. Non-qualified options may be granted at such price and amount as the Company determines at the date of grant.

In December, 1990, ARTRA's shareholders approved an amendment to the Plan which increased the number of shares available under the Plan from 150,000 to 500,000 shares and provided for discretionary grants of nonqualified stock options to non-employee directors. The Plan provided for an initial grant to each non-employee director of an option for 2,000 shares. Thereafter the Plan provides for an annual grant, effective January, 1991 and each year thereafter until expiration of the Plan, to each non-employee director on such date of an option for 1,000 shares of ARTRA common stock. The granting of annual options to non-employee directors, effective January, 1991 is subject to approval by ARTRA's Board of Directors. The exercise price of all options granted to non-employee directors will be equal to 100% of the closing market price on the trading day before the date of grant.

During 1994, the Company issued a former officer of Bagcraft a non-qualified option to purchase 20,000 shares of ARTRA common stock at $5.75 per share as additional compensation for short-term loans to ARTRA.

In December, 1993, ARTRA's shareholders approved an amendment to the Plan which increased the number of shares available under the Plan from 500,000 to 1,000,000 shares.

Effective January 8, 1993, the Company issued certain officers and key employees of ARTRA options to purchase 148,100 shares of ARTRA common stock at $3.75 per share. The options expire ten years from the date of grant.

During 1993, the Company issued to a then officer of Bagcraft a non-qualified option to purchase 50,000 shares of ARTRA common stock at $3.75 per share as additional compensation for short-term loans to ARTRA. The options were exercised during 1993. The exercise of these options was principally paid through a reduction of the then Bagcraft officer's loans to ARTRA.

Effective June 22, 1992, the Company issued certain officers of Bagcraft options to purchase 50,000 shares of ARTRA common stock at $5.25 per share. The options expire ten years from the date of grant. Additionally, at the same time, an officer of Bagcraft was issued a non-qualified option to purchase 50,000 shares of ARTRA common stock at $5.25 per share. The option expires seven years from the date of grant.

Effective September 19, 1991, the Company issued certain officers and key employees of ARTRA options to purchase 58,967 shares of ARTRA common stock at $8.00 per share. The options expire ten years from the date of grant.

Effective December 19, 1990, the Company canceled all options previously granted under the Plan to certain officers and key employees of ARTRA and its subsidiaries and issued options to purchase 197,366 shares of ARTRA common stock at $5.75 per share. The options expire ten years from the date of grant.

In conjunction with Lori's acquisition of New Dimensions, ARTRA granted certain New Dimensions employees options to acquire 43,912 ARTRA shares at $20.50 per share on the closing date of the New Dimensions acquisition. The options, which expire ten years from the date of grant, became exercisable when the plan was approved by the ARTRA shareholders in July, 1985.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

A summary of stock option transactions for the three years in the period ended December 29, 1994 is as follows:


                                            1994        1993        1992
                                          --------    --------    --------

     Outstanding at beginning of year:
         Shares                            450,760     340,360     265,991

                                           $  3.75    $   5.25    $   5.75
         Prices                             to        to          to
                                           $ 20.50    $  20.50    $  20.50

     Options granted:
         Shares                             20,000     198,100     100,000
         Prices                            $  5.75    $   3.75    $   5.25

     Options exercised:
         Shares                            (25,300)    (74,700)    (17,333)

                                                      $   3.75    $   5.25
         Prices                            $  5.25    to          to
                                                      $   5.25    $   5.75

     Options canceled:
         Shares                                        (13,000)     (8,298)

                                                      $   5.25
         Prices                                       to          $  20.50
                                                      $   5.75

     Outstanding at end of year:
         Shares                            445,460     450,760     340,360
                                           =======     =======     =======

                                           $  3.75    $   3.75    $   5.25
         Prices                             to        to          to
                                           $ 20.50    $  20.50    $  20.50


     Options exercisable at end of year    450,760     450,760     340,360
                                           =======     =======     =======
     Options available for future grant
         at December 31                    390,814     410,814     104,212
                                           =======     =======     =======

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

         Warrants

At December 29, 1994, warrants were outstanding to purchase a total of 1,234,151 common shares at prices ranging from $3.50 per share to $11.63 per share. The warrants, exercisable from the date of issue, expire at various dates through 2003.

During 1994, ARTRA issued warrants to purchase an aggregate of 154,719 shares of its common stock at prices ranging from $4.50 per share to $6.625 per share, the fair market value at the dates of grant, principally to certain lenders principally as additional compensation for short-term loans. The warrants expire at various dates from 1996 and 1999. As discussed in Note 3, as part of the consideration for Bagcraft's acquisition of Arcar, the seller also received a warrant to purchase 177,778 ARTRA common shares at a price of $5.625 per share. Exercise of the warrant is payable only through a reduction of the subordinated promissory notes and accrued interest due the seller under terms of the purchase agreement. Warrants to purchase 9,166 shares of ARTRA common stock at prices ranging from $10.00 per share to $11.25 per share expired unexercised during 1994. The warrants were issued as additional compensation for various short-terms loans.

During 1993, ARTRA issued warrants to purchase an aggregate of 326,090 shares of its common stock at prices ranging from $3.50 per share to $7.00 per share, the fair market value at the dates of grant, to certain lenders principally as additional compensation for short-term loans. The warrants expire at various dates from 1998 and 2003. Additionally, warrants to purchase 76,668 shares of ARTRA common stock at prices ranging from $18.00 per share to $27.00 per share expired unexercised during 1993. The warrants were issued as additional compensation for short-term loans in 1988.

During 1992, ARTRA issued warrants to purchase an aggregate of 374,973 shares of its common stock at prices ranging from $4.75 per share to $7.00 per share, the fair market value at the date of grant, to certain lenders principally as additional compensation for short-term loans. The warrants expire at various dates from 1997 and 2003. Additionally, a warrant to purchase 25,000 shares of ARTRA common stock at $14.00 per share expired unexercised on December 30, 1992. The warrant was issued as additional compensation for short-term loans in 1987.

During 1991, ARTRA issued warrants to purchase an aggregate of 152,260 shares of its common stock at prices ranging from $5.75 per share to $10.50 per share, the fair market value at the date of grant, to certain lenders principally as additional compensation for short-term loans. The warrants expire at various dates in 1996 and 2001.


14.    RESTRUCTURING COSTS

In December, 1993 the Bagcraft subsidiary recorded a charge to operations of $1,175,000 representing equipment and inventory relocation costs and employee severance and outplacement costs relating to the construction of a new manufacturing facility in Baxter Springs, Kansas. The new facility is expected to be operational in mid 1994. The new Kansas facility will replace Bagcraft's production facility in Joplin, Missouri. Additionally, with the completion of the new Kansas facility, Bagcraft plans to convert present manufacturing facilities in Carteret, New Jersey and Forest Park, Georgia into distribution facilities.

In the fourth quarter of 1992, the Lori's New Dimensions subsidiary closed certain of its "Whims" retail outlet stores and made the decision to close additional "Whims" retail outlet stores and its New York City sales and executive office in 1993. The closing of the "Whims" retail outlet stores and the New York City sales and executive office resulted in a charge to operations in the fourth quarter of 1992 of $675,000. The restructuring charge includes inventory liquidation costs, lease termination costs and employee severance costs.

In June, 1992, the Lori's Rosecraft subsidiary closed its Ladies line of fashion costume jewelry in order to concentrate on its higher margin Children's line of fashion costume jewelry and accessories. The closing of Rosecraft's Ladies line resulted in a charge to operations of $900,000. The restructuring charge includes inventory liquidation costs, lease termination costs and employee severance costs.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

15.   COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries lease certain buildings and equipment which are used in its manufacturing and distribution operations. At December 29, 1994, future minimum lease payments under operating leases that have an initial or remaining noncancellable term of more than one year (in thousands) are:


                             Year
                             ----

                             1995                      $   826
                             1996                          705
                             1997                          607
                             1998                          490
                             1999                          490
                             After 1999                    984
                                                       -------
                                                       $ 4,102
                                                       =======


Rental expense was  $1,116,000,  $1,240,000 and $1,991,000 in fiscal years 1994,
1993 and 1992, respectively, net of sublease income of $73,000 in 1992.

In 1993 the Company entered into management agreements, for a three year period ending March 31, 1996, with a corporation controlled by Austin Iodice, the Vice Chairman, President and director of the Company's Lori subsidiary, and with an individual to provide managerial and supervisory services to Lori and its subsidiaries. The agreements provide for minimum salary levels, as well as for incentive bonuses which are payable if certain management goals are attained. Additionally, the agreements called for the issuance of non-qualified options to purchase an aggregate of 555,628 shares of Lori common stock, pursuant to Lori's Long-Term Stock Investment Plan, at a price of $1.125 per share. The aggregate commitment for future salaries at December 29, 1994, excluding bonuses, during the remaining term of all management and employment agreements is approximately $600,000.

The Company and its subsidiaries are the defendants in various business-related litigation and environmental matters. At December 29, 1994 and December 30, 1993, the Company had accrued $1,500,000 and $1,850,000, respectively, for potential business-related litigation and environmental liabilities. While these litigation and environmental matters involve wide ranges of potential liability, management does not believe the outcome of these matters will have a material adverse effect on the Company's financial statements. However, ARTRA may not have available funds to pay liabilities arising out of these business-related litigation and environmental matters or, in certain instances, to provide for its legal defense.

In January, 1985 the United States Environmental Protection Agency ("EPA") notified the Company's Bagcraft subsidiary that it was a potentially responsible party under the Comprehensive Environmental Responsibility Compensation and Liability Act ("CERCLA") for alleged release of hazardous substances at the Cross Brothers site near Kankakee, Illinois. Although Bagcraft has denied liability for the site, it has entered into a settlement agreement with the EPA, along with the other third party defendants, to resolve all claims associated with the site except for state claims. In May, 1994 Bagcraft paid $850,000 plus accrued interest of $29,000 to formally extinguish the EPA claim. The $850,000 settlement was accrued in the Company's financial statements at December 30, 1993. Bagcraft filed suit in 1993 in the United States District Court for the Northern District of Illinois, against its insurers to recover a portion of its liability costs in connection with the Cross Brothers case. Bagcraft recovered $725,000 from its insurers in 1994 and an additional $250,000 in 1995. With

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES regard to the state action, Bagcraft is participating in settlement discussions with the State and thirteen other potential parties to resolve all claims associated with the State. The maximum state claim is $1.1 million. Bagcraft has accrued $120,000 related to the State action in the Company's consolidated financial statements at December 29, 1994.

Bagcraft was listed as a de minimis contributor at the American Chemical Services, Inc. off-site disposal location in Griffith, Indiana. This site is included in the EPA's National Priorities List. Bagcraft is presently unable to determine its liability, if any, with respect to this site.

Bagcraft is presently undertaking a soil remediation project for solvent-contaminated soil at its Chicago manufacturing facility. The environmental firm responsible for implementing the remediation has recommended that a soil vapor extraction process be used, at an estimated cost of $175,000. Although there can be no assurances that remediation costs will not exceed this estimate, in the opinion of management, no material additional costs are anticipated.

In April 1994, the EPA notified the Company that it was a potentially responsible party for the disposal of hazardous substances (principally waste oil) at a disposal site in Palmer, Massachusetts generated by a manufacturing facility formerly operated by the Clearshield Plastics Division ("Clearshield") of Harvel Industries, Inc. ("Harvel"), a majority owned subsidiary of ARTRA. In 1985, Harvel was merged into ARTRA's Fill-Mor subsidiary. This site has been included on the EPA's National Priorities List. In February 1983, Harvel sold the assets of Clearshield to Envirodyne. The alleged waste disposal occurred in 1977 and 1978, at which time Harvel was a majority-owned subsidiary of ARTRA. In May 1994, Envirodyne and its Clearshield National, Inc. subsidiary sued ARTRA for indemnification in connection with this proceeding. The cost of clean-up at the Palmer, Massachusetts site has been estimated to be approximately $7 million according to proofs of claim filed in the adversary proceeding. A committee formed by the named potentially responsible parties has estimated the liability respecting the activities of Clearshield to be $400,000. ARTRA has not made any independent investigation of the amount of its potential liability and no assurances can be given that it will not substantially exceed $400,000.

In a case titled Sherwin-Williams Company v. ARTRA GROUP Incorporated, filed in 1991 in the United States District Court for Maryland, Sherwin-Williams Company ("Sherwin-Williams") brought suit against ARTRA and other former owners of a paint manufacturing facility in Baltimore, Maryland for recovery of costs of investigation and clean-up of hazardous substances which were stored, disposed of or otherwise released at this manufacturing facility. This facility was owned by Baltimore Paint and Chemical Company, formerly a subsidiary of ARTRA from 1968 to 1980. Sherwin-William's current projection of the cost of clean-up is approximately $5 to $6 million. The Company has filed counterclaims against Sherwin-Williams and cross claims against other former owners of the property. The Company also is vigorously defending this action and has raised numerous defenses. Currently, the case is in its early stages of discovery and the Company cannot determine what, if any, its liability may be in this matter.

In connection with this suit, in a case filed in 1992 in the Circuit Court for Baltimore City, Maryland, American Motorists Insurance Company ("AMICO") is seeking a declaratory judgment that it is not required to defend, indemnify or provide insurance coverage to ARTRA in connection with the Sherwin-Williams case. The Circuit Court ruled in favor of AMICO, but in June 1994, the Court of Special Appeals of Maryland reversed the final Circuit Court, ruling that AMICO was obligated to defend and indemnify ARTRA.

ARTRA was named as a defendant in United States v. Chevron Chemical Company brought in the United States District Court for the Central District of California respecting Operating Industries, Inc. site in Monterey Park, California. This site is included on the EPA's National Priorities List. ARTRA's involvement stemmed from the alleged disposal of hazardous substances by The Synkoloid Company ("Synkoloid") subsidiary of Baltimore Paint and Chemical Company, which was formerly owned by ARTRA. Synkoloid manufactured spackling paste, wall coatings and related products, certain of which generated hazardous substances as a by-product of the manufacturing process.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

ARTRA entered into a consent decree with the EPA in which it agreed to pay $85,000 for one phase of the clean-up costs for this site; however, ARTRA defaulted on its payment obligation. ARTRA is presently unable to estimate the total potential liability for clean-up costs at this site, which clean-up is expected to continue for a number of years. The consent decree, even if it had been honored by ARTRA, was not intended to release ARTRA from liability for costs associated with other phases of the clean-up at this site. The Company is presently unable determine what, if any, additional liability it may incur in this matter.

In a case titled City of Chicago v. NL Industries, Inc. and ARTRA GROUP Incorporated, filed in the Circuit Court of Cook County, Illinois, the City of Chicago alleged that ARTRA (and NL Industries, Inc.) had improperly stored, discarded and disposed of hazardous substances at the subject site, and that ARTRA had conveyed the site to Goodwill Industries to avoid clean-up costs. At the time the suit was filed, the City of Chicago claimed to have expended $1,000,000 in clean-up costs. ARTRA and NL Industries, Inc. have counter sued each other and have filed third party actions against the subsequent owners of the property. The City of Chicago has made an offer to settle the matter for $400,000 for all parties. The parties are currently conducting discovery. The Company is presently unable to determine ARTRA's liability, if any, in connection with this case.


16.    INCOME TAXES

The provision (credit) for income taxes is included in the statements of operations as follows (in thousands):


                                               1994       1993        1992
                                             -----      -----       -----

     Continuing operations                    $  83      $  40       $(968)
     Discontinued  operations                                          170
                                              -----      -----       -----
                                              $  83      $  40       $(798)
                                              =====      =====       =====


A summary of the provision (credit) for income taxes is as follows (in thousands):


                                               1994       1993        1992
                                              -----      -----       -----

     Current:
         Federal                                                     $(255)
         State                               $  83       $  40        (543)
                                             -----       -----       -----
                                             $  83       $  40       $(798)
                                             =====       =====       =====

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

16.    INCOME TAXES, continued

The 1994 extraordinary credit represents a net gain from discharge of bank indebtedness under the loan agreements of Lori and its operating subsidiaries. The 1993 extraordinary credit represents a gain from a net discharge of indebtedness at Lori's New Dimensions subsidiary. No income tax expense is reflected in the Company's financial statements resulting from the extraordinary credit due to the utilization of tax loss carryforwards.

No income tax benefit was recognized in connection with the Company's 1992 pre-tax loss due to the Company's tax loss carryforwards.

In 1994, 1993 and 1992, the effective tax rates from operations, including discontinued operations were .4%, .3% and 2.1%, respectively, as compared to the statutory Federal rate, which are reconciled as follows (in thousands):

                                                    1994        1993       1992
                                                   -----       -----      -----
     Provision (credit) for income taxes
         using statutory rate                   $ (6,629)   $  4,992   $(12,953)
     State and local taxes,
         net of Federal benefit                       73           7       (529)
     Current year tax loss not utilized            3,151       1,938        971
     Taxes previously provided
         in excess of taxes paid                                           (255)
     Amortization of goodwill                        206         212        206
     Impairment of  goodwill                                              2,946
     Effect of not including all subsidiaries
         in the consolidated tax return            3,249      (7,113)     8,815
      Other                                           33           4          1
                                                --------    --------    -------
                                                $     83    $     40    $  (798)
                                                ========    ========    =======

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

16.    INCOME TAXES, continued

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liabilities and deferred tax assets at December 29, 1994 and December 30, 1993 and their approximate tax effects (in thousands) are as follows:

                                                                1994                           1993
                                                      -------------------------     -------------------------
                                                       Temporary        Tax          Temporary        Tax
                                                      Difference     Difference     Difference     Difference
                                                      ----------     ----------     ----------     ----------

     Trade accounts receivable                       $     1,700    $       700    $     3,300    $     1,300
     Inventories                                             400            200          5,600          2,200
     Investment in Emerald Acquisition Corporation        18,600          7,200         18,600          7,200
     Accrued personnel costs                               1,900            800          2,000            800
     Restructuring reserve                                 1,100            400          1,200            400
     Environmental reserve                                   400            200            900            300
     Other                                                 2,600          1,000          3,300          1,300
     Net operating loss                                   97,000         37,800         81,000         31,600
                                                                         ------                        ------
               Total deferred tax assets                                 48,300                        45,100
                                                                         ------                        ------
     Inventories                                          (6,100)        (2,400)        (5,300)        (2,100)
     Accumulated depreciation                             (9,500)        (3,700)       (11,000)        (4,300)
     Other                                                  (400)          (200)        (1,000)          (300)
                                                                         ------                        ------
               Total deferred tax liabilities                            (6,300)                       (6,700)
               Valuation allowance                                      (42,000)                      (38,400)
                                                                         ------                        ------
               Net deferred tax asset                                  $    --                       $    --
                                                                       =========                     ========


The Company has recorded a valuation allowance with respect to the future tax benefits and the net operating loss reflected in deferred tax assets as a result of the uncertainty of their ultimate realization.

At December 29, 1994, the Company and its subsidiaries had Federal income tax loss carryforwards of approximately $97,000,000 available to be applied against future taxable income, if any. ARTRA's tax loss carryforwards of approximately $32,000,000 expire principally in 2003 - 2009. ARTRA's discontinued Ultrasonix and Ratex subsidiaries had Federal income tax loss carryforwards of approximately $11,000,000 available to be applied against future taxable income, if any. Lori has Federal income tax loss carryforwards of approximately $54,000,000 available to be applied against future Lori taxable income, if any, expiring principally in 1995 - 2009. In recent years, the Company has issued shares of its common stock to repay various debt obligations, as consideration for acquisitions, to fund working capital obligations and as consideration for various other transactions. Section 382 of the Internal Revenue Code of 1986 limits a corporation's utilization of its Federal income tax loss carryforwards when certain changes in the ownership of a

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES corporation's common stock occurs. In the opinion of management, the Company is not currently subject to such limitations regarding the utilization of its Federal income tax loss carryforwards. Should the Company continue to issue a significant number of shares of its common stock, it could trigger a limitation that would prevent it from utilizing a substantial portion of its Federal income tax loss carryforwards.


17.   EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have certain contributory and noncontributory benefit plans covering eligible employees. Both employee and employer contributions are generally determined as a percentage of the covered employee's annual compensation. The total expense charged to continuing operations from all of these plans amounted to $333,000, $450,000 and $521,000 in 1994, 1993 and
1992, respectively.

Effective June 1, 1990, the Company adopted an Employee Stock Ownership Plan ("ESOP") which covers eligible employees of ARTRA and certain of its subsidiaries. Employer contributions to the Plan are at the discretion of ARTRA's Board of Directors. Employee contributions are not permitted.
Contributions are allocated in the same proportion that the percentage of a participant's compensation for the Plan year bears to the compensation of all participants for the Plan year. ARTRA's contribution for the plan year ended December 31, 1994, 15,000 ARTRA common shares, was accrued in the Company's Consolidated Balance Sheet in current liabilities at their fair market value of $77,000 ($5.125 per share) as of December 29, 1994. ARTRA contributed 65,000 common shares to the Plan with a fair market value of $423,000 ($6.50 per share) for the plan year ending December 30, 1993. During 1992 ARTRA contributed 100,000 common shares to the Plan with a fair market value of $400,000 ($4.00 per share) for the plan year ending December 31, 1992. At December 29, 1994, the ESOP held 277,590 shares of ARTRA common stock.

The Company typically does not offer the types of benefit programs that fall under the guidelines of Statement of Financial Accounting Standards No. 106 - Employers Accounting for Post Retirement Benefits Other Than Pensions.


18.   EARNINGS PER SHARE

Earnings (loss) per share is computed by dividing net earnings (loss), less redeemable preferred stock dividends and redeemable common stock accretion, by the weighted average number of shares of common stock and common stock equivalents (redeemable common stock, stock options and warrants), unless anti-dilutive, outstanding during each period. Fully diluted earnings per share is not presented since the result is equivalent to primary earnings per share.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

19.    INDUSTRY SEGMENT INFORMATION

The Company and its subsidiaries operate within the U.S. in two industry segments. The Company's packaging products business is conducted by its wholly-owned Bagcraft subsidiary. During 1994, Company's jewelry business was conducted by its 66.4% owned Lori subsidiary through Lori's wholly-owned subsidiaries New Dimensions, Rosecraft and Lawrence. Amounts in thousands.


                                       1994       1993       1992
                                       ----       ----       ----
   Net Sales:
     Packaging                       $117,684   $113,584   $121,084
                                     --------   --------   --------
     Jewelry                           34,431     46,054     75,484
                                     --------   --------   --------
                                     $152,115   $159,638   $196,568
                                     ========   ========   ========

   Operating Earnings (Loss):
     Packaging                           $882     $1,960     $4,150
     Jewelry                          (15,219)     1,630    (28,795)
     Corporate and other               (3,464)    (2,936)    (2,527)
                                     --------   --------   --------
                                   $ (17, 801)      $654   $(27,172)
                                     ========   ========   ========

   Identifiable Assets:
     Packaging                        $76,597    $52,682    $57,975
     Jewelry                           12,166     34,256     37,585
     Corporate and other                4,666      5,836      3,171
                                     --------   --------   --------
                                      $93,429    $92,774    $98,731
                                     ========   ========   ========

   Capital Expenditures:
     Packaging                        $11,840     $3,038     $2,889
     Jewelry                               32        108        619
     Corporate and other                    9         10
                                     --------   --------   --------
                                      $11,881     $3,156     $3,508
                                     ========   ========   ========

   Depreciation and Amortization:
     Packaging                         $4,185     $4,083     $3,982
     Jewelry                            1,756      1,821      2,402
     Corporate and other                    4          2        112
                                     --------   --------   --------
                                       $5,945     $5,906     $6,496
                                     ========   ========   ========

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

Operating earnings (loss) represents net sales less operating costs and expenses pertaining to a particular segment. There were no significant intersegment sales. Jewelry segment 1994 operating loss includes a charge to operations of $10,800,00 to write-off New Dimensions goodwill as discussed in Note 7. Jewelry segment 1992 operating loss includes a charge to operations of $8,664,000 representing an impairment of goodwill at Lori's New Dimensions subsidiary. Identifiable assets by segment include all assets directly identified with those operations. Corporate assets consist primarily of cash, investments, notes receivable and certain property, plant and equipment.

Jewelry segment customers are primarily mass merchandisers and others engaged in the retail industry. No single jewelry segment customer accounted for more than 10% of consolidated net sales in 1994 and 1993. A major jewelry segment customer, Wal-mart, accounted for sales of approximately $21,600,000 in 1992. Packaging segment customers include major companies in the food industry, as well as supermarket chains and fast food chains. No single packaging segment customer accounted for more than 10% of consolidated net sales in 1994, 1993 and 1992.


20.   LITIGATION

On February 5, 1993, New Dimensions filed a petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Case No. 93 B 40653).

On April 9, 1993, New Dimensions' reorganization plan was confirmed by an order of the Bankruptcy Court and on May 3, 1993, the consummation date, New Dimensions emerged from Chapter 11 bankruptcy court protection, New Dimensions' bank lender provided long-term working capital financing and Lori guaranteed and assumed certain New Dimensions debt obligations. See Note 5 for a discussion of the terms of New Dimensions' plan of reorganization.

As a result of the time required to complete the restructuring of New Dimensions and the financial significance to ARTRA and Lori of the restructuring, ARTRA and Lori did not timely file Form 10-K for the year ended December 31, 1992 and its Form 10-Q for the quarter ended March 31, 1993 and has also been late in previous annual and quarterly filings with the Securities and Exchange Commission ("SEC"). As a result of discussions with the SEC, in June, 1993, ARTRA and Lori readily consented to a Final Judgment of Permanent Injunction to file with the SEC Form 10-K for the year ended December 31, 1992 and Form 10-Q for the quarter ended March 31, 1993 by late July and to meet future filing requirement deadlines.

On November 2, 1993, ARTRA filed suit in the Circuit Court of the Eighteenth Judicial Circuit for the state of Illinois (the State Court Action") against Salomon Brothers, Inc., Salomon Brothers Holding Company, Inc. (collectively, "Salomon") D.P. Kelly & Associates, L.P. ("DPK"), Donald P. Kelly ("Kelly Defendants" along with DPK), Charles K. Bobrinskoy, James F. Massey, William Rifkind and Michael J. Zimmerman. The defendants removed the case to the Bankruptcy Court in which the Emerald Chapter 11 case is pending. On July 15, 1994 all but two of ARTRA's causes of action were remanded to the state court. The Bankruptcy Court maintained jurisdiction of ARTRA's claims against the individual defendants for breaching their fiduciary duty as directors of Emerald to Emerald's creditors and interference with ARTRA's contractual relations with Emerald. ARTRA's appeal of the Bankruptcy Court retention of claims is currently pending.

On December 21, 1994, the Salomon Defendants and the Kelly defendants brought motions to dismiss ARTRA's Second Amended Complaint in the State Court Action. On February 8, 1995, ARTRA's Second Amended Complaint was dismissed in part, with leave to replead.

On March 10, 1995, ARTRA filed a Third Amended Complaint in the State court Action, pleading causes of action for breach of fiduciary duty, fraudulent misrepresentation and negligent misrepresentation ARTRA seeks in the action compensatory damages of $136.2 million, punitive damages of $408.6 million and approximately $33 million in fees paid to Salomon.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

The case is in its early stages and discovery is just beginning. ARTRA cannot predict, with any certainty, the outcome of the suit.

Effective December 31, 1989, ARTRA completed the disposal of its former scientific products segment with the sale of its Welch subsidiary, formerly Sargent-Welch Scientific Company, to a privately held corporation whose president and sole shareholder was a vice president of Welch prior to the sale. The consideration received by ARTRA consisted of $2,625,000 payable June 30, 1997, with interest at 10% beginning June 30, 1990, under terms of a noncompetition agreement and the buyer's subordinated note in the principal amount of $2,500,000. The receivable due June 30, 1997 under terms of the noncompetition agreement is reflected in ARTRA's consolidated balance sheet at December 29, 1994 and December 30, 1993 in other assets at $2,625,000. The subordinated security, due in 1997, was originally scheduled to be non-interest bearing for a period of three years, after which time interest will accrue at the rate of 10% per annum. The note was discounted at a rate of 10% during the non-interest bearing period and is reflected in ARTRA's Consolidated Balance Sheet at December 29, 1994 and December 30, 1993 in other assets at $1,375,000, net of a discount of $1,125,000.

In December, 1991 Welch filed a lawsuit against ARTRA alleging that certain representations, warranties and covenants made by ARTRA, which were contained in the parties' Stock Purchase Agreement, were false. Welch is seeking compensatory damages in the amount of $3,800,000. Subsequently, ARTRA had filed a counterclaim predicated upon Welch's breach of the payment terms of the parties' Non-Competition Agreement and the Subordinated Note executed by Welch. ARTRA is seeking damages in the amount of approximately $5,300,000 plus accrued interest. On November 23, 1994, the Circuit Court of Cook County Law Division in Chicago granted a judgment in favor of ARTRA affirming the validity of the amounts due under the Non-Competition Agreement and the Subordinated Note of $2,625,000 and $2,500,000, respectively.

In January, 1985 the United States Environmental Protection Agency ("EPA") notified the Company's Bagcraft subsidiary that it was a potentially responsible party under the Comprehensive Environmental Responsibility Compensation and Liability Act ("CERCLA") for alleged release of hazardous substances at the Cross Brothers site near Kankakee, Illinois. Although Bagcraft has denied liability for the site, it has entered into a settlement agreement with the EPA, along with the other third party defendants, to resolve all claims associated with the site except for state claims. In May, 1994 Bagcraft paid $850,000 plus accrued interest of $29,000 to formally extinguish the EPA claim. The $850,000 settlement was accrued in the Company's financial statements at December 30, 1993. Bagcraft filed suit in 1993 in the United States District Court for the Northern District of Illinois, against its insurers to recover a portion of its liability costs in connection with the Cross Brothers case. Bagcraft recovered $725,000 from its insurers in 1994 and an additional $250,000 in 1995. With regard to the state action, Bagcraft is participating in settlement discussions with the State and thirteen other potential parties to resolve all claims associated with the State. The maximum state claim is $1.1 million. Bagcraft has accrued $120,000 related to the State action in the Company's consolidated financial statements at December 29, 1994.

The Company and its subsidiaries are the defendants in various other business-related litigation and environmental matters (see Note 14). Management does not believe the outcome of these matters will have a material adverse effect on the Company's financial statements.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

21.    RELATED PARTY TRANSACTIONS

Advances to Peter R. Harvey, ARTRA's president, classified in the Consolidated Balance Sheet as a reduction of common shareholders' equity, consist of (in thousands):


                                                          Dec 29,   Dec 30,
                                                           1994      1993
                                                        ---------  --------
        ARTRA                                             $ 3,205    $2,713
        Fill-Mor                                            1,510     1,404
                                                           ------    ------
                                                            4,715     4,117
        Less interest for the period January 1,
        1993 to date, accrued and fully reserved             (615)     (274)
                                                           ------    ------
                                                          $ 4,100   $ 3,843
                                                          =======   =======


ARTRA has total advances due from its president, Peter R. Harvey, of which $3,205,000 and $2,713,000, including accrued interest, remained outstanding at December 29, 1994 and December 30, 1993. The advances bear interest at the prime rate plus 2% (10.5% at December 29, 1994). This receivable from Peter R. Harvey has been classified as a reduction of common shareholders' equity.

Prior to its acquisition by ARTRA, Bagcraft made certain advances to Peter R. Harvey evidenced by demand notes with interest at the prime rate plus 1-1/4%. In December, 1993, the advances from ARTRA's Bagcraft subsidiary to Peter R. Harvey of $1,774,000 were transferred to ARTRA as a dividend.

In May, 1991, ARTRA's wholly-owned Fill-Mor subsidiary made advances to Peter R. Harvey. The advances bear interest at the prime rate plus 2% (10.5% at December 29, 1994). At December 29, 1994 and December 30, 1993, advances of $1,510,000 and $1,404,000, respectively, including accrued interest, were outstanding. This receivable from Peter R. Harvey has been classified as a reduction of common shareholders' equity.

Commencing January 1, 1993 to date, interest on all advances to Peter R. Harvey has been accrued and fully reserved. Interest accrued and fully reserved on the advances to Peter R. Harvey for the years ended December 29, 1994 and December 30, 1993 totaled $341,000 and $274,000, respectively.

Peter R. Harvey has not received other than nominal compensation for his services as an officer or director of ARTRA or any of its subsidiaries since October of 1990. Additionally, Mr. Harvey has agreed not to accept any compensation for his services as an officer or director of ARTRA or any of its subsidiaries until his obligations to ARTRA, described above, are fully satisfied.

Under Pennsylvania Business Corporation Law of 1988, ARTRA (a Pennsylvania corporation) is permitted to make loans to officers and directors. Further, under the Delaware General Corporation Law, Fill-Mor (a Delaware corporation) is permitted to make loans to an officer (including any officer who is also a director, as in the case of Peter R. Harvey), whenever, in the judgment of the directors, the loan can reasonably be expected to benefit Fill-Mor.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

At the September 19, 1991 meeting, ARTRA's Board of Directors discussed, but did not act on a proposal to ratify the advances made by ARTRA to Peter R. Harvey. The 1992 advances made by ARTRA to Mr. Harvey were ratified by ARTRA's Board of Directors. In the case of the loan made by Fill-Mor to Mr. Harvey, the Board of Directors of Fill-Mor approved the borrowing of funds from Fill-Mor's bank loan agreement, a condition of which was the application of a portion of the proceeds thereof to the payment of certain of Mr. Harvey's loan obligations to the bank. However, the resolutions did not acknowledge the use of such proceeds for this purpose and the formal loan documents with the bank did not set forth this condition (though in fact, the proceeds were so applied by the bank).

As partial collateral for amounts due from Peter R. Harvey, the Company has received the pledge of 1,523 shares of ARTRA redeemable preferred stock (with a liquidation value of $1,523,000, plus accrued dividends) which are owned by Mr. Harvey. In addition, Mr. Harvey has pledged a 25% interest in Industrial Communication Company (a private company). Such interest is valued by Mr. Harvey at $800,000 to $1,000,000.

For a discussion of certain other related party debt obligations see Note 9.


22.   FOURTH QUARTER ADJUSTMENTS

As discussed in Note 7, in December 1994 Lori recorded a charge against operations of $10,800,000 ($1.89 per share) to write-off New Dimensions' goodwill and also recognized an extraordinary gain of $8,965,000 ($1.57 per share) as a result of a net discharge of indebtedness.

In December, 1993 the Bagcraft subsidiary recorded a charge to operations of $1,175,000 ($.24 per share) representing equipment and inventory relocation costs and employee severance and outplacement costs relating to the construction of a new manufacturing facility in Baxter Springs, Kansas. The new Kansas facility replaced Bagcraft's production facility in Joplin, Missouri. Additionally, with the completion of the new Kansas facility, Bagcraft converted the manufacturing facility in Forest Park, Georgia into a distribution facility. The former Carteret, New Jersey facility was sold in December, 1994 and the proceeds of approximately $1,700,000 were used to reduce borrowings under Bagcraft's Credit Agreement.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES
           SCHEDULE I . CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            ARTRA GROUP INCORPORATED
                                 BALANCE SHEETS
                         (Registrant Only In Thousands)

                                                        Dec 29,      Dec 30,
                                                         1994         1993
                                                      ---------     --------
   ASSETS
   Current assets:
      Cash                                            $     91      $  1,396
      Receivables                                           55           143
      Other current assets                                  87            55
                                                      --------       -------
                                                           233         1,594
                                                      --------       -------
   Property, plant and equipment                            19            10
   Less accumulated depreciation and amortization            6             2
                                                      --------       -------
                                                            13             8
                                                      --------       -------
   Other assets:
      Investments in and advances to affiliates        (15,264)       (5,466)
      Other                                              4,000         4,000
                                                      --------       -------
                                                       (11,264)       (1,466)
                                                      --------       -------
                                                      ($11,018)     $    136
                                                      ========      ========

   LIABILITIES
   Current liabilities:
      Notes payable and current
        maturities of long-term debt                  $ 28,053      $ 26,882
      Accounts payable                                   1,576         1,622
      Accrued expenses                                   9,702         8,312
      Income taxes                                         138           340
                                                      --------       -------
                                                        39,469        37,156
                                                      --------       -------
   Redeemable common stock                               4,144         3,276
                                                      --------       -------
   Redeemable preferred stock                            3,129         2,613
                                                      --------       -------
   SHAREHOLDERS' EQUITY (DEFICIT)
   Common stock                                          5,052         3,922
   Additional paid-in capital                           36,613        31,042
   Receivable from related party,
     including accrued interest                         (4,100)       (3,843)
   Accumulated deficit                                 (94,520)      (73,225)
                                                      --------       -------
                                                       (56,955)      (42,104)
   Less treasury stock, at cost                            805           805
                                                      --------       -------
                                                       (57,760)      (42,909)
                                                      --------       -------
                                                      ($11,018)      $   136
                                                      ========       =======



The accompanying notes are an integral part of the condensed financial information.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES
           SCHEDULE I . CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            ARTRA GROUP INCORPORATED
                            STATEMENTS OF OPERATIONS
                         (Registrant Only In Thousands)

                                                                         Fiscal Year
                                                             ----------------------------------
                                                              1994          1993          1992
                                                             ------        ------        ------
   Selling, general and administrative expenses            $  2,158      $  1,907      $  1,644
   Depreciation and amortization                                  4             2           112
   Interest expense                                           3,139         2,641         2,930
   Equity in loss of affiliates                              22,035         3,639        35,312
   Other (income), net                                          308            85          (342)
   Earnings (loss) from continuing                           ------         -----        ------
     operations before income taxes                         (27,644)       (8,274)      (39,656)
   Benefit (charge) equivalent to  income taxes              (1,791)         (269)        1,354
                                                             ------         -----        ------
   Loss from continuing operations                          (29,435)       (8,543)      (38,302)

   Equity in earnings of discontinued affiliate
   Loss before extraordinary credit                                                         330
                                                             ------         -----        ------
                                                            (29,435)       (8,543)      (37,972)
   Extraordinary credit, net discharge of indebtedness        8,965        22,057
                                                             ------        ------        ------
   Net earnings (loss)                                     ($20,470)     $ 13,514      ($37,972)
                                                           ========      ========      ========


The accompanying notes are an integral part of the condensed financial information.

         ARTRA GROUP INCORPORATED AND SUBSIDIARIES
 SCHEDULE I . CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  ARTRA GROUP INCORPORATED
                  STATEMENTS OF CASHFLOWS
               (Registrant Only In Thousands)

                                                                                        Fiscal Year
                                                                            ------------------------------------
                                                                              1994          1993          1992
                                                                            --------      --------      --------
   Cash flows from operating activities:
      Net earnings (loss)                                                   ($20,470)     $ 13,514      ($37,972)
        Adjustments to reconcile net loss
        to cash flows from operating activities:
           Extraordinary gain from net discharge of indebtedness              (8,965)      (22,057)
           Equity in (earnings) loss of affiliates                            22,035         3,639        35,312
           Equity in (earnings) loss of discontinued operations                                             (330)
           Gain on sale of property, plant and equipment                                                    (423)
           Other                                                                 489           392            45
           Changes in assets and liabilities:
               Increase (decrease) in other current and
                 noncurrent assets                                                56           (42)         (237)
               Increase (decrease) in other current and
                 noncurrent liabilities                                        2,152         1,076          (429)
              (Increase) decrease in receivable from related party              (257)           42          (635)
                                                                            --------      --------      --------
   Net cash flows used by operating activities                                (4,960)       (3,436)       (4,669)
                                                                            --------      --------      --------
   Cash flows from investing activities:
      Proceeds from sale of Ratex subsidiary                                                               1,089
      Proceeds from sale of property, plant and equipment                                                  1,425
      Proceeds from sale of BCA Holdings preferred stock                                     3,000           675
      Dividends and advances from (to) subsidiaries                             (772)        1,824         2,254
      Additions to property, plant and equipment                                  (9)          (10)
                                                                            --------      --------      --------
   Net cash flows from investing activities                                     (781)        4,814         5,443
                                                                            --------      --------      --------
   Cash flows from financing activities:
      Proceeds from private placements of ARTRA common stock                   3,230
      Proceeds from exercise of stock options and warrants                        30           129            48
      Net increase (decrease) in short-term borrowings                         1,226          (158)         (546)
      Exercise of redeemable common stock options                                (50)                       (456)
      Other, net                                                                                               1
                                                                            --------      --------      --------
   Net cash flows from (used by) financing activities                          4,436           (29)         (953)
                                                                            --------      --------      --------
   Net increase (decrease) in cash                                            (1,305)        1,349          (179)
   Cash balance beginning of year                                              1,396            47           226
                                                                            --------      --------      --------
   Cash balance end of year                                                 $     91      $  1,396      $     47
                                                                            ========      ========      ========

   Supplemental schedule of noncash investing and financing activities:
      Issue common stock and redeemable common stock
        to pay down current liabilities                                     $    756      $  1,636      $  2,601
      ARTRA common stock issued to Lori's bank lender as partial
        consideration for discharge of indebtedness                            2,500


The accompanying notes are an integral part of the condensed financial information.

               ARTRA GROUP INCORPORATED AND SUB AND SUBSIDIARIES
       SCHEDULE I. CONDENSED FINANCIAL INFORMATION OF REGISTRANT-(Cont.)

                            ARTRA GROUP INCORPORATED
                         NOTES TO FINANCIAL INFORMATION
                               (Registrant Only)


1.   Presentation

The condensed financial information of the Registrant has been prepared in accordance with the instructions for Schedule I to Form 10-K. The Registrant's investments in subsidiaries and affiliates are presented on the equity method.

2.   Commitments and Contingencies

See Note 15 of the consolidated financial statements.

3.   Restricted Assets

The terms of several agreements place certain restrictions on the net assets of certain operating subsidiaries. See Notes 9 and 10 of the consolidated financial statements for additional information.

4.   Notes Payable and Long-Term Debt

See Notes 9 and 10 of the consolidated financial statements.

5.   Redeemable Common and Preferred Stock and Stock Options

See Notes 11, 12 and 13 of the consolidated financial statements.

6.   Income Taxes

The Registrant files a consolidated income tax return with its 80% or more owned subsidiaries. Separate returns are filed by the Company's majority-owned, but less than 80% owned subsidiaries. For financial reporting purposes, the Registrant's charge or benefit equivalent to income tax represents the difference between the aggregate of income taxes computed on a separate return basis for each of the subsidiaries and affiliates and the income taxes computed on a consolidated basis.

7.   Guarantees of Subsidiaries' Obligations

See Notes 9 and 10 of the consolidated financial statements for a discussion of guarantees of subsidiary debt obligations.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS for each of the three fiscal years in the period ended December 29, 1994
                                 (in thousands)

                           Column A                    Column B               Column C                 Column D        Column E
    --------------------------------------------       --------     ----------------------------       --------        --------
                                                                             Additions
                                                                    ----------------------------
                                                                        (1)              (2)
                                                      Balance at    Charged to        Charged to
                                                     Beginning of    Costs and          Other         Deductions       Balance at
    Description                                        Period        Expenses          Accounts       (Describe)     End of Period
    --------------------------------------------       --------     ---------        ------------      --------      -------------

    For the fiscal year ended December 29, 1994:

       Deducted from assets to which they apply:

          Allowance for inventory valuation            $ 4,315       $    218                          $ (4,326)(A)       $   207
                                                       =======       ========                          ========           =======
          Allowance for markdowns                      $ 2,499       $  4,799                          $ (6,463)(B)       $   835

          Allowance for doubtful accounts                  595            445                              (221)(C)           819
                                                       -------       --------                          --------           -------
                                                       $ 3,094       $  5,244                          $ (6,684)          $ 1,654
                                                       =======       ========                          ========           =======
    For the fiscal year ended December 30, 1993:

       Deducted from assets to which they apply:

          Allowance for inventory valuation            $ 4,900       $    337                          $   (922)(A)       $ 4,315
                                                       =======       ========                          ========           =======
          Allowance for markdowns                      $ 5,280       $  5,722                          $ (8,503)(B)       $ 2,499

          Allowance for doubtful accounts                  671            450                              (526)(C)           595
                                                       -------       --------                          --------           -------
                                                       $ 5,951       $  6,172                          $ (9,029)          $ 3,094
                                                       =======       ========                          ========           =======
For the fiscal year ended December 31, 1992:

       Deducted from assets to which they apply:

          Allowance for inventory valuation                           $ 4,900                                            $  4,900
                                                                      =======                                            ========
          Allowance for markdowns                      $ 5,125       $ 21,051                          $(20,896)(B)       $ 5,280

          Allowance for doubtful accounts                  783            229                              (341)(C)           671
                                                       -------       --------                          --------           -------
                                                       $ 5,908       $ 21,280                          $(21,237)          $ 5,951
                                                       =======       ========                          ========           =======

(A)Principally inventory written off, net of recoveries. (B) Principally markdowns taken. (C) Principally uncollectible accounts written off, net of recoveries.

                               INDEX OF EXHIBITS



     (A) Exhibits included herein:

         EXHIBIT  3        Articles of Incorporation and By-laws

                           3.1      Statement with Respect to Shares of Series
                                    A Preferred Stock of Registrant.
                           3.2      Statement with Respect to Shares of Rights
                                    and Preferences of Series B Preferred Stock of Registrant.


         EXHIBIT  10       Material contracts

                  10.1 ASSIGNMENT AGREEMENT, dated and effective March 31, 1995, by and among IBJ Schroder Bank & Trust Company, The Lori Corporation, Lawrence Jewelry Co., Lawrence Jewelry Corporation, New Dimensions Accessories Ltd., Rosecraft, Inc., Fill-Mor Holding, Inc., ARTRA GROUP Incorporated and Alexander Verde.

                  10.2     REGISTRATION  AND  SETTLEMENT  AGREEMENT  dated as of
                           March   31,   1995  by  and   between   ARTRA   GROUP
                           Incorporated and IBJ Schroder Bank & Trust Company.


         EXHIBIT 11 Computation of earnings per share and equivalent share of common stock for each of the three years in the period ended December 29, 1994.


         EXHIBIT  21       Subsidiaries.


         EXHIBIT  24       Consent of Independent Accountants.

     (B) Exhibits incorporated herein by reference:


         EXHIBIT  3        Articles of Incorporation and By-laws

                           3.3 Amended and Restated Articles of Incorporation of the Registrant as filed in the Department of State of Pennsylvania on December 21, 1990.

                           3.4 Bylaws of the Registrant, amended as of July 24, 1990, filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 1990.



         EXHIBIT  10       Material contracts

                           10.1 AMENDED SETTLEMENT AGREEMENT by and among THE LORI CORPORATION, LAWRENCE JEWELRY CO., LAWRENCE JEWELRY CORPORATION, NEW DIMENSIONS ACCESSORIES LTD. (formerly known as R.N. Koch, Inc.), ROSECRAFT, INC., FILL-MOR HOLDING, INC., ARTRA GROUP INCORPORATED AND IBJ SCHRODER BANK & TRUST COMPANY, dated as of December 23, 1994 filed as an exhibit to Registrant's Form 8-K, dated January 3, 1995.

                           10.2 Loan Agreement, dated as of December 23, 1994, by and among ARTRA GROUP Incorporated and McGOODWIN JAMES & CO filed as an exhibit to Registrant's Form 8-K, dated January 3, 1995.

                           10.3 Settlement Agreement dated August 18, 1994 by among The Lori Corporation, Lawrence Jewelry Co., Lawrence Jewelry Corporation, New Dimensions Accessories, Ltd., Rosecraft, Inc., Fill-Mor Holding, Inc., ARTRA GROUP Incorporated and IBJ Schroder Bank & Trust Company, dated as of August 18,1994 filed as an exhibit to Registrant's Form 10-Q for the quarterly period ended June 30, 1994, dated August 19, 1994.

                           10.4 Pledge and Security Agreement between The Lori Corporation and IBJ Schroder Bank & Trust Company dated as of August 18, 1994 filed as an exhibit to Registrant's Form 10-Q for the quarterly period ended June 30, 1994, dated August 19, 1994.

                           10.5 Pledge and Security Agreement between Lawrence Jewelry Co. and IBJ Schroder Bank & Trust Company dated as of August 18, 1994 filed as an exhibit to Registrant's Form 10-Q for the quarterly period ended June 30, 1994, dated August 19, 1994.

                           10.6 Pledge and Security Agreement between Lawrence Jewelry Corporation and IBJ Schroder Bank & Trust Company dated as of August 18, 1994 filed as an exhibit to Registrant's Form 10-Q for the quarterly period ended June 30, 1994, dated August 19, 1994.

                           10.7 Pledge and Security Agreement between New Dimensions Accessories, Ltd and IBJ Schroder Bank & Trust Company dated as of August 18, 1994 filed as an exhibit to Registrant's Form 10-Q for the quarterly period ended June 30, 1994, dated August 19, 1994.

                           10.8 Pledge and Security Agreement between Rosecraft, Inc. and IBJ Schroder Bank & Trust Company dated as of August 18, 1994 filed as an exhibit to Registrant's Form 10-Q for the quarterly period ended June 30, 1994, dated August 19, 1994.

                           10.9 Pledge and Security Agreement between Fill-Mor Holding, Inc. and IBJ Schroder Bank & Trust Company dated as of August 18, 1994 filed as an exhibit to Registrant's Form 10-Q for the quarterly period ended June 30, 1994, dated August 19, 1994.

                           10.10 Credit Agreement dated as of December 17, 1993 by and between Bagcraft Corporation of America as Borrower and General Electric Capital Corporation as agent and lender filed as an  exhibit  to  Registrant's  Form
                                    10-K for the year ended  December  30, 1993,
                                    dated April 11, 1994.
     .
                           10.11 Warrant to Purchase Common Stock of Bagcraft Corporation of America dated December 17, 1993 (1,055.6 shares) issued to General Electric Capital Corporation filed as an exhibit to Registrant's Form 10-K for the year ended December 30, 1993, dated April 11, 1994.

                           10.12 Letter Agreement dated as of March 31, 1994 between Registrant and Continental Bank
                                    N. A. filed as an exhibit to Registrant's
                                    Form 10-K for the year ended December 30, 1993, dated April 11, 1994.

                                    10.13 Amended and Restated  Promissory  Note
                                    dated as of March 21,  1989 in the amount of
                                    $2,500,000  from  Registrant to  Continental
                                    Bank,   N.A.   filed   as  an   exhibit   to
                                    Registrant's  Form  10-K for the year  ended
                                    December 30, 1993, dated April 11, 1994.

                           10.14 Amended and Restated Promissory Note dated as of March 21, 1989 in the amount of
                                    $2,5000,000   from   Registrant   to   Kenny
                                    Construction Company filed as an exhibit to Registrant's Form 10-K for the year ended December 30, 1993, dated April 11, 1994.

                           10.15 Amended and Restated Promissory Note dated as of June 22, 1990 in the amount of $7,063,639.59 from Registrant to Continental Bank, N.A. filed as an exhibit to Registrant's Form 10-K for the year ended December 30, 1993, dated April 11, 1994.

                           10.16 Amended and Restated Promissory Note dated as of July 6, 1988 in the original amount of $5,000,000 from Registrant to Continental Bank, N.A. filed as an exhibit to Registrant's Form 10-K for the year ended December 30, 1993, dated April 11, 1994..

                           10.17 Letter Agreement dated as of April 1, 1994 between Kenny Construction Company, Registrant and Bagcraft Corporation of America filed as an exhibit to Registrant's Form 10-K for the year ended December 30, 1993, dated April 11, 1994.

                           10.18 Kenny Construction Company Option to Sell Common Stock filed as an exhibit to Registrant's Form 10-K for the year ended December 30, 1993 dated April 11, 1994.

                           10.19 Loan Agreement dated December 27, 1993 in the amount of $5,000,000 between Bagcraft Corporation of America and the City of Baxter Springs, Kansas filed as an exhibit to Registrant's Form 10-K for the year ended December 30, 1993, dated April 11, 1994.

                           10.20 Construction Loan Agreement dated as of February 15, 1994 in the amount of $7,000,000 between the City of Baxter Springs, Kansas and Bagcraft Corporation of America filed as an exhibit to Registrant's Form 10-K for the year ended December 30, 1993, dated April 11, 1994.

                           10.21 Loan Agreement dated January 19, 1994 in the amount of $250,000 between Bagcraft
                                    Corporation of America and the City of Baxter Springs, Kansas filed as an exhibit to Registrant's Form 10-K for the year ended December 30, 1993, dated April 11, 1994.

                           10.22 Loan Agreement dated January 20, 1994 in the amount of $250,000 between Bagcraft
                                    Corporation of America and the City of Baxter Springs, Kansas filed as an exhibit to Registrant's Form 10-K for the year ended December 30, 1993, dated April 11, 1994.

                           10.23 Asset Purchase Agreement dated as March 1, 1994 by and between AGI Acq. Inc., a subsidiary of Bagcraft Corporation of America, and Arcar Graphics, Inc. filed as an exhibit to Registrant's Form 10-K for the year ended December 30, 1993, dated April 11, 1994.
     .
                           10.24 Warrant to Purchase Common Stock of Registrant dated April 8, 1994 (177,778 shares) issued to TAMBS, INC. (formerly Arcar Graphics, Inc.) filed as an exhibit to Registrant's Form 10-K for the year ended December 30, 1993, dated April 11, 1994.

                           10.25 Guarantee of Bagcraft Corporation of America dated April 8, 1994 in favor of TAMBS, INC. (formerly known as Arcar Graphics, Inc.) filed as an exhibit to Registrant's Form 10-K for the year ended December 30, 1993, dated April 11, 1994.

                           10.26 Pledge Agreement dated April 8, 1994 from Bagcraft Corporation of America in favor of TAMBS, INC. (formerly known as Arcar Graphics, Inc.) filed as an exhibit to Registrant's Form 10-K for the year ended December 30, 1993, dated April 11, 1994.

                           10.27 Subordinated Promissory Note dated April 8, 1994 in the amount of $2,500,000 from AGI Acq. Inc. to TAMBS, INC. (formerly known as Arcar Graphics, Inc.) due March 15, 1995 filed as an exhibit to Registrant's Form 10-K for the year ended December 30, 1993, dated April 11, 1994.

                           10.28 Subordinated Promissory Note dated April 8, 1994 in the amount of $2,500,000 from AGI Acq. Inc. to TAMBS, INC. (formerly known as Arcar Graphics, Inc.) due March 15, 1996 filed as an exhibit to Registrant's Form 10-K for the year ended December 30, 1993, dated April 11, 1994.

                           10.29 Subordinated Promissory Note dated April 8, 1994 in the amount of $2,500,000 from AGI Acq. Inc. to TAMBS, INC. (formerly known as Arcar Graphics, Inc.) due March 15, 1997 filed as an exhibit to Registrant's Form 10-K for the year ended December 30, 1993, dated April 11, 1994.

                           10.30 Subordinated Promissory Note dated April 8, 1994 in the amount of $500,000 from AGI Acq. Inc. to TAMBS, INC. (formerly known as Arcar Graphics, Inc.) due March 15, 1998 filed as an exhibit to Registrant's Form 10-K for the year ended December 30, 1993, dated April 11, 1994.

                           10.31 Loan and Security Agreement dated as of April 8, 1994 between AGI Acq. Inc. and American National Bank and Trust Company of Chicago filed as an exhibit to Registrant's Form 10-K for the year ended December 30, 1993, dated April 11, 1994.

                           10.32 Revolving Note dated as of April 8, 1994 in the amount of $1,500,000 from AGI Acq. Inc. to American National Bank and Trust Company of Chicago filed as an exhibit to Registrant's Form 10-K for the year ended December 30, 1993, dated April 11, 1994.

                           10.33 Term Note dated as of April 8, 1994 in the amount of $2,750,000 from AGI Acq. Inc. to American National Bank and Trust Company filed as an exhibit to Registrant's Form 10-K for the year ended December 30, 1993, dated April 11, 1994.

                           10.34 Term Loan Agreement dated as of May 3, 1993 between New Dimensions Accessories, Ltd. and IBJ Schroder Bank & Trust Company filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 1992, dated July 23, 1993.

                           10.35 Credit Agreement dated as of May 3, 1993 between New Dimensions Accessories, Ltd. and IBJ Schroder Bank & Trust Company filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 1992, dated July 23, 1993.

                           10.36 Term Loan Agreement dated as of March 31, 1993 between Rosecraft, Inc. and IBJ Schroder Bank & Trust Company filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 1992, dated July 23, 1993.

                           10.37 Credit Agreement dated as of March 31, 1993 between Rosecraft, Inc. and IBJ Schroder Bank & Trust Company filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 1992, dated July 23, 1993.

                           10.38 Management Agreement dated as of April 9, 1993 between The Lori Corporation and Nitsua, Ltd. filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 1992, dated July 23, 1993.

                           10.39 Management Agreement dated as of April 9, 1993 between The Lori Corporation and Anthony J. Giglio filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 1992, dated July 23, 1993.

                           10.40 Amended and Restated Guarantee Agreement dated as of March 31, 1993 by The Lori Corporation in favor IBJ Schroder Bank & Trust Company filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 1992, dated July 23, 1993.

                           10.41 Letter Agreement dated as June 30, 1993 between Registrant and Continental Bank, N.A. filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 1992, dated July 23, 1993.

                           10.42 Amended and Restated Promissory Note dated as of March 21, 1989 in the original amount of $5,000,000 from Registrant to Continental Bank, N.A. filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 1992, dated July 23, 1993.

                           10.43 Amended and Restated Promissory Note dated as of June 22, 1990 in the amount of $8,452,399.65 from Registrant to Continental Bank, N.A. filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 1992, dated July 23, 1993.

                           10.44 Amended and Restated Promissory Note dated as of July 6, 1988 in the original amount of $5,000,000 from Registrant to Continental Bank, N.A. filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 1992, dated July 23, 1993.

                           10.45 Debtor's Amended Chapter 11 Plan of New Dimensions Accessories, Ltd. filed on February 16, 1993 in the United States Bankruptcy Court for the Southern District of New York filed as an exhibit to Registrant's Form 8-K, dated February 18, 1993.

                           10.46 Voluntary Petition of New Dimensions Accessories, Ltd. (for reorganization under Chapter 11 of the Bankruptcy Code) filed February 5, 1993 in the United States Bankruptcy Court for the Southern District of New York filed as an exhibit to Registrant's Form 8-K, dated February 18, 1993.

                           10.47 Debtor's Amended Chapter 11 Plan, As Modified, of New Dimensions Accessories, Ltd. dated March 9, 1993 With Proposed Modifications dated March 26, 1993, as filed in the United States Bankruptcy Court for the Southern District of New York, filed as an exhibit to Registrant's Form 8-K, dated May 17, 1993.

                           10.48 Second Amended Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code of New Dimensions Accessories, Ltd. filed as an exhibit to Registrant's Form 8-K, dated May 17, 1993.

                           10.49 Notice of Entry of Order Confirming Second Amended Plan of Reorganization as Modified dated April 9, 1993 filed as an exhibit to Registrant's Form 8-K, dated May 17, 1993.

                           10.50 Amended and Restated License Agreement Dated as of July 20, 1988 between Lifestyle Brands, Ltd. and New Dimensions Accessories, Ltd. filed as an exhibit to Registrant's Form 8-K, dated May 17, 1993.

                           10.51 Amended Disclosure Statement dated as of February 16, 1993, of New Dimensions Accessories, Ltd. Pursuant to Section 1125 of the Bankruptcy Code filed as an exhibit to Registrant's Form 8-K, dated February 18, 1993.

                           10.52 Credit Agreement dated as February 5, 1993 between Lawrence Jewelry Co. and IBJ Schroder Bank & Trust Company filed as an exhibit to Registrant's Form 8-K, dated February 18, 1993.

                           10.53 Letter Agreement dated as of February 11, 1992 between Registrant and Continental Bank, N.A. filed as an Exhibit to Registrant's Form 8-K, dated
                                    February 27, 1992.

                           10.54 Exhibit pages from The Lori Corporation Form 10-K for the year ended December 31, 1994, on file with the Commission, are herebyincorporated by reference hereto.