Form 10-K/A
period 1994-12-29
ARTRA GROUP INC
filed 1995-04-25
CIK 200243

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 29, 1994

                                       OR

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the
         Securities and Exchange Act of 1934
         For the transition period from _____________ to  ______________


                         Commission file number 1-3916

                            ARTRA GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)

   Commonwealth of Pennsylvania                          25-1095978
  ------------------------------             --------------------------------
 (State or other jurisdiction of            (I.R.S. EmployerIdentification No.)
   incorporation or organization)

  500 Central Avenue, Northfield, IL                       60093
- ----------------------------------------                  -------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:    (708) 441-6650

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
      Title of Each Class                             on Which Registered
- -------------------------------                    ------------------------
Common stock, without par value                     New York Stock Exchange
                                                     Pacific Stock Exchange

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---

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

Documents Incorporated by Reference:   None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant


Information Regarding Directors

         The following table lists the name and age of each director of ARTRA, his business experience during the past five (5) years, his positions with ARTRA and certain directorships.

Name                                Age                                   Positions and Experience
- ----------------------------        ---            ---------------------------------------------------------------

Term Expiring at Next Shareholders' Meeting at which Directors are Elected

John Harvey                         62             Chairman of the Board of Directors and Chief  Executive  Officer
                                                   of  ARTRA;  Director  since  1968;  Chairman  of  the  Board  of
                                                   Directors,  since  1985,  a  Director  since  1982 and the Chief
                                                   Executive   Officer   from  1990  to  April  1993  of  The  Lori
                                                   Corporation  (fashion  jewelry),  a 64.3%  subsidiary  of  ARTRA
                                                   ("Lori");  a Director of Plastic  Specialties and  Technologies,
                                                   Inc. ("PST") (textiles,  hose and tubing); and Director of Ozite
                                                   Corporation (textiles, hose and tubing).
Peter R. Harvey                     60             President  and Chief  Operating  Officer  and a  Director  since
                                                   1968;  Director of Lori (fashion jewelry);  a Director and Chief
                                                   Operating   Officer  of  SoftNet  Systems,   Inc.   ("SoftNet"),
                                                   formerly The Vader Group Inc. (image  processing and health care
                                                   cost   containment);   Vice   President   and  Director  of  PST
                                                   (textiles,   hose  and   tubing);   and  a  Director   of  Ozite
                                                   Corporation (textiles, hose and tubing).
Gerard M. Kenny                     44             Director  since 1988;  Executive  Vice  President  and  Director
                                                   since   1982  of   Kenny   Construction   Company   since   1982
                                                   (diversified  heavy  construction);  General  Partner of Clinton
                                                   Industries (investments), a limited partnership since 1972.



         Directors are elected in three classes to serve for terms of three years (or the balance of the term of the class) and until their successors have been elected and qualified. The Articles of Incorporation require that six persons serve on the Board of Directors for staggered terms, with two directors elected annually. Three vacancies presently exist due to the failure of the Company to identify persons qualified and willing to fill these vacancies. The Company has been unable to identify candidates due to various factors, including the severe financial difficulties the Company has experienced in recent years, its inability to obtain directors liability insurance coverage and the risks of personal liability that would be faced by any person serving on the Board.

         John Harvey and Peter R. Harvey are brothers. Lori is a subsidiary of ARTRA. SoftNet, Ozite Corporation, and PST are affiliates of ARTRA.

Information Regarding Executive Officers

         Set forth below is information concerning the executive officers and other key employees of ARTRA who were in office or employed as of April 20, 1995.


Name                        Age                          Position
- ------------------          ---    ------------------------------------------------------------

John Harvey                 62     Chairman of the Board and Chief Executive Officer of ARTRA
Peter R. Harvey             60     President and Chief Operating Officer of ARTRA
John G. Hamm                56     Executive Vice President of ARTRA
Robert S. Gruber            62     Vice President - Corporate Relations of ARTRA
James D. Doering            58     Vice President, Treasurer and Chief Financial Officer of ARTRA
John Conroy                 50     Vice President - Corporate Administration of ARTRA
Lawrence D. Levin           43     Controller of ARTRA
Edwin G. Rymek              64     Secretary of ARTRA

         John Harvey, Chairman and Chief Executive Officer of ARTRA. See "Information Concerning Directors" above for a description of Mr. Harvey's relevant business experience.

         Peter R. Harvey, President and Chief Operating Officer of ARTRA. See "Information Concerning Directors" above for a description of Mr. Harvey's relevant business experience.

         John G. Hamm, Executive Vice President of ARTRA. Mr. Hamm has served as Executive Vice President, since February 1988, and Vice President - Finance, from 1975 until 1988, of ARTRA. Mr. Hamm has also served as Vice President - Finance, from June 1990 until July 1994, and as a Director, from 1984 until July 1994, of Ozite Corporation. Mr. Hamm also serves as a Director of SoftNet and of PST.

         Robert S. Gruber, Vice President - Corporate Relations of ARTRA. Mr. Gruber has served as Vice President - Corporate Relations of ARTRA since 1975.

         James D. Doering, Vice President, Treasurer and Chief Financial Officer of ARTRA. Mr. Doering has served as Vice President, since 1980, Treasurer, since 1987, Chief Financial Officer, since February 1988, and Controller, from 1980 to 1987, of ARTRA. Mr. Doering has also served as Vice President and Chief Financial Officer of Lori since February 1988.

         John Conroy, Vice President - Corporate Administration of ARTRA. Mr. Conroy has served as Vice President - Corporate Administration since March 1990. Prior thereto, he served as Vice President - Corporate Administration, of Sargent-Welch Scientific Company from September 1988 to December 1989. Mr. Conroy previously served in various risk management positions with ARTRA from 1978 to September 1988, most recently as Corporate Risk Director.

         Lawrence D. Levin, Controller of ARTRA. Mr. Levin has served as Controller, since 1987, Assistant Treasurer and Assistant Secretary, since 1980, and Assistant Controller, from 1980 to 1987, of ARTRA. Mr. Levin has also served as Controller of Lori since December 1989 and as the Assistant Chief Financial Officer of Lori since April 1993.

         Edwin G. Rymek, Secretary of ARTRA. Mr. Rymek has served as Secretary of ARTRA since 1987 and of Lori since 1982.

         Officers are appointed by the boards of directors of ARTRA and its subsidiaries and serve at the pleasure of each respective board. Except for the relationship of Peter R. Harvey (a director and executive officer) and John Harvey (a director and executive officer), who are brothers, there are no family relationships among the executive officers and/or directors, nor are there any arrangements or understandings between any officer and another person pursuant to which he was appointed to office except as may be hereinafter described.

Item 11.  Executive Compensation

Directors' Compensation

         Directors who are not employees of ARTRA ("Outside Directors") are entitled to receive an annual retainer of $4,000 and $250 per meeting attended; however, no fees were paid to Outside Directors in 1994. Each Outside Director who sits on an established committee of ARTRA is entitled to receive $150 per committee meeting attended. Employees of ARTRA who also serve as directors receive no additional compensation for such service.

Executive Officer Compensation

         The following table shows all compensation paid by ARTRA and its subsidiaries for the fiscal years ended December 29, 1994, December 30, 1993 and December 31, 1992, to the chief executive officer of ARTRA and each of its other most highly compensated executive officers who were serving as executive officers of ARTRA as of December 29, 1994 and whose compensation exceeded $100,000 in 1994.

                                                      SUMMARY COMPENSATION TABLE



                                                Annual Compensation(1)      Long Term Compensation(1)
                                           -------------------------------  ----------------------
                                                                                 Securities            All
                                                                                Underlying(3)         Other
     Name and                               Salary     Salary                    Options -           Compen-
 Principal Positions          Year           Paid      Deferred(2)    Bonus     No. of Shares        sation
 -------------------          ----         --------    --------       -----     -------------       -------

   John Harvey,               1994         $126,200      $-0-          -0-         -0-              $2,520(4)
 Chairman and Chief           1993          126,200       -0-          -0-          4,000            2,431(5)
 Executive Officer            1992          126,200       -0-          -0-         -0-               1,792(5)


 James D. Doering,            1994          111,133      22,267        -0-         -0-               3,000(4)
   V.P. and Chief             1993          111,333      22,267        -0-         31,000            3,054(5)
 Financial Officer            1992          137,910       -0-          -0-         -0-               2,124(5)


   John G. Hamm,              1994          111,133      22,267        -0-         -0-               3,000(4)
     Executive                1993           55,667      77,933        -0-         13,200            2,210(5)
   Vice President             1992           71,027      68,800(2)     -0-         -0-               1,176(5)


 Robert S. Gruber,            1994           92,000      18,400        -0-         -0-               3,000(4)
   Vice President             1993             -0-      110,400        -0-         12,000            4,831(5)
Corporate Relations           1992           62,753      55,200        -0-         -0-                 972(5)


- ------------------

   (1) No additional annual compensation was paid, no restrictive stock awards or stock appreciation rights were granted, and no long term incentive plan payouts were made to any of the officers listed in the table. Only compensation earned in 1994 (irrespective of the year in which paid) is considered in determining inclusion in this table.

   (2) Salaries are shown as paid (or deferred) in the year earned. Any deferred salaries paid in a year subsequent to the year earned are not shown as paid in such subsequent year. All salary deferrals for the years 1991, 1992 and 1993 have been paid as of the date hereof.

   (3) All of the options shown in this column were granted under the Company's 1985 Stock Option Plan at an exercise price of $3.75 per share, being the closing price of the Company's common stock on the New York Stock Exchange on the date of grant (January 8, 1993). These options expire January 8, 2003.

   (4)   These amounts represent the Company's contributions to the 401(k) plan.

   (5) These amounts represent the closing price on the New York Stock Exchange of Common Stock as of the date the named officers became entitled to receive the stock (i.e., December 30, 1993 and December 31,
         1992) pursuant to the ARTRA GROUP Incorporated Employee Stock Ownership Plan (the "ESOP"). Annual contributions are made to the ESOP at the discretion of the Board of Directors. Participants' interests in their ESOP account balances vest 20% after completion of three years of service, with vesting of 20% per year thereafter until 100% vesting is reached after seven years of service. The Board has approved a contribution of 15,000 ARTRA common shares for the plan year ended December 31, 1994. As of April 20, 1995, the 15,000 ARTRA common shares have yet to be transferred to the plan or allocated to its participants.


         No options to purchase capital stock of the Company or other stock appreciation rights were granted by the Company in 1994 to any other executive officers of the Company named in the Summary Compensation Table.

         The following table sets forth information concerning the aggregate number and values of options held by the Chief Executive Officer and the other executive officers of the Company listed in the Summary Compensation Table as of December 29, 1994 which granted to such officers in consideration of their services as officers or directors of the Company. No options held by the Chief Executive Officer or any other executive officers of the Company listed in the Summary Compensation Table were exercised in 1994.


                                         AGGREGATED OPTION EXERCISES IN 1994 AND
                                          OPTION VALUES AS OF DECEMBER 29, 1994


                                                                                           Value of Unexercised
                                                                 Number of Unexercised        In-the-Money
                                                                  Options at 12-29-94      Options at 12-29-94
                            Shares Acquired         Value            Exercisable/              Exercisable/
         Name                 on Exercise         Realized         Unexercisable(1)           Unexercisable(2)
- -----------------------     ---------------       --------       ----------------------     -------------------

John Harvey                           0              $   0               80,000/                  $ 5,500/None
                                                                            0

James D. Doering                      0                  0               62,000/                   42,625/None
                                                                            0

John G. Hamm                          0                  0               39,200/                   18,150/None
                                                                            0

Robert S. Gruber                      0                  0               21,000/                   16,500/None
                                                                            0
- -------------------------------

(1) See the notes under "Principal Shareholders" for a description of the options (including exercise prices) granted to each of the executive officers listed in this table.

(2) The listed options were issued at per share exercise prices of from $3.75 per share to $8.00 per share. The market price of Common Stock as of the close of trading on December 29, 1994 on the New York Stock Exchange was $5.125 per share.


Compensation Committee Interlocks And Insider Participation

         ARTRA's Board did not consider the cash compensation of its executive officers in 1993. The decisions concerning the cash compensation of these executive officers (including of John Harvey, the Chairman and Chief Executive Officer of ARTRA, who was compensated by Bagcraft for his services as its Chairman) were made by Peter R. Harvey, the President and Chief Operating Officer of ARTRA. Although ARTRA has an Option and Compensation Committee formed to consider and award options under ARTRA's 1985 Stock Option Plan, this committee did not meet in 1993. In 1993, the ARTRA Board awarded options to executive officers under the 1985 Stock Option Plan. Peter R. Harvey, John Harvey and Gerard Kenny executed the consent approving these awards. The decision was discretionary and not based on objective criteria. This and other actions of the Board were subsequently ratified by such persons and by Maynard
K. Louis, who did not serve on the Board when the awards were granted. See "Transactions with Management and Others" for a description of various transactions and relationships between the Company and each of these directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Securities Ownership of Certain Beneficial Owners

         As of April 20, 1995, there were 6,747,420 shares of Common Stock issued and outstanding. The following table sets forth the number and percentage of Common Stock known by management of ARTRA to be beneficially owned as of April 20, 1995 by (i) all stockholders known by management of ARTRA to own 5% or more of ARTRA's Common Stock, (ii) all directors of ARTRA, (iii) each executive officer included in the Summary Compensation Table and (iv) all directors, executive officers and other key employees of ARTRA as a group (9 persons). Unless stated otherwise, each person so named exercises sole voting and investment power as to the shares of Common Stock so indicated.

         As of April 20, 1995, 3,750 shares of Series A Preferred Stock of ARTRA, par value $1,000 per share, were issued and outstanding. Each share of this Series A Preferred Stock entitles the holder to one vote on an equal basis with each share of Common Stock. Accordingly, for purposes of showing ownership of Common Stock in the table below, the Series A Preferred Stock is treated as Common Stock.


                   Name of                          Number of Shares               Percent of Shares
               Beneficial Owner                    Beneficially Owned              Beneficially Owned
- ------------------------------------              --------------------            -------------------

Plastic Specialties and
Technologies, Inc.(1)                                         774,227                     11.5%

Research Center of Kabbalah(2)                                474,550                      6.9%

Peter R. Harvey(1)(4)                                         439,789                      6.4%

John Harvey(1)(5)                                             227,565                      3.3%

Gerard M. Kenny(6)                                            167,064                      2.5%

John G. Hamm(1)(7)                                             44,555                      0.7%

Robert S. Gruber(8)                                            39,576                      0.6%

James D. Doering(9)                                            66,620                      1.0%

All directors and
  executive officers as a
  group (9 persons)(3)                                      1,103,497                     15.2%


- ---------------------------------


(1) The address of Plastic Specialties and Technologies, Inc. ("PST") is 101 Railroad Avenue, Ridgefield, New Jersey 07657. The shares beneficially owned by PST consist of 772,000 shares of Common Stock and 2,227 shares of Series A Preferred Stock, all of which shares are owned directly by PST, which is 83%-owned by Ozite Corporation ("Ozite"). Peter R. Harvey, John Harvey and John G. Hamm own 22.8%, 14.8% and 12.2%, respectively, of Ozite and Peter R. Harvey and John Harvey serve as officers or directors of Ozite and/or PST. If Peter R. Harvey, John Harvey and/or John G. Hamm were deemed to control PST by reason of their collective stock ownership and their influence over the management and policies of PST, their respective beneficial ownership of ARTRA Common Stock would, attributing full ownership to all of the shares and Series A Preferred Stock owned by PST to each of them, be 1,214,016 shares (17.7%), 1,001,792 shares (14.7%) and 818,782 shares
         (12.1%), respectively, and the directors and officers as a group would be deemed to beneficially own 1,877,724 shares (25.9%).

(2) The address of Research Center of Kabbalah ("RCK"), a religious organization, is 83-84 115th Street, Richmond Hill, New York 11418. The shares beneficially owned by RCK consist of 388,300 shares of Common Stock owned directly, 21,250 shares of Common Stock issuable under a warrant which expires October 29, 1998 at an exercise price of $6.00 per share, and 65,000 shares of Common Stock issuable under a warrant which expires December 31, 1998 at an exercise price of $7.00 per share.

(3) Includes executive officers and directors of ARTRA in office as of April 20, 1995. If all of the shares of Common Stock owned by PST and the Series A Preferred Stock of ARTRA owned by Ozite (see note 1 above) are included, the executive officers and directors as a group would own 2,049,750 shares (30.4%).

(4) Mr. Peter R. Harvey's business address is 500 Central Avenue, Northfield, Illinois 60093. The shares beneficially owned by Mr. Harvey consist of 302,248 shares held directly by him (of which 300,725 are Common Stock and 1,523 are shares of Series A Preferred Stock), 23,001 shares held as trustee for the benefit of his nieces, 800 shares owned by his wife and children, 547 shares held in his ESOP account, 7,193 shares held in his individual retirement account, 20,000 shares issuable under an option which expires September 19, 2001 at an exercise price of $8.00 per share, 15,000 shares issuable under an option which expires January 8, 2003 at an exercise price of $3.75 per share, and 71,000 shares owned by Industrial Communication Company, the wholly-owned subsidiary of ICC Acq., Inc., of which Mr. Harvey is a director and owner of 25% of its shares, with voting power over an additional 25% of its shares. See note 1 above for a description of shares that may be deemed to be owned indirectly by Mr. Harvey through PST and Ozite.

(5) Mr. John Harvey's business address is 500 Central Avenue, Northfield, Illinois 60093. The shares of Common Stock beneficially owned by Mr. Harvey consist of 123,100 shares held directly by him, 519 shares held in his ESOP account, 5,746 shares held in his individual retirement account, 75,000 shares issuable under an option which expires December 19, 2000 at an exercise price of $5.75 per share, 1,000 shares issuable under an option which expires September 19, 2001 at an exercise price of $8.00 per share, 4,000 shares issuable under an option which expires January 8, 2003 at an exercise price of $3.75 per share, 4,700 shares issuable under a warrant which expires, February 1, 1999, at an exercise price of $5.50 per share, 1,500 shares issuable under a warrant which expires March 30, 1999 at an exercise price of $5.625 per share and 12,000 shares issuable under warrants which expire January 20, 2000 at an exercise price of $4.75 per share. See note 1 above for a description of shares that may be deemed to be owned indirectly by Mr. Harvey through PST and Ozite.

(6) The shares beneficially owned by Mr. Kenny consist of 2,000 shares of ARTRA's common stock issuable upon the exercise of an option at $10.00 per share expiring November 28, 1996, 75,652 shares held by (or issuable to) Kenny Construction Company, 14,411 shares held by Clinton Industries, and 75,001 shares issuable under a warrant held by Clinton Industries which expires November 10, 1997 at an exercise price of $5.00 per share. Kenny Construction Company holds put options to sell to ARTRA (i) 23,004 shares of Common Stock for a put price of $56.76 per share plus an amount equal to 15% per annum for each day from March 1, 1991 to the date of payment by ARTRA, which put option expires December 31, 1997, and (ii) 49,980 shares of Common Stock for a put price of $15.00 per share, subject to an annual increase of $2.25, which put option is exercisable on the later of the date ARTRA's obligations to Bank of America are repaid or the $2,500,000 note of ARTRA payable to Kenny Construction Company (as described in paragraph 5 under "Transactions with Management and Others." If the stock subject to the put is sold at a price less than the put price, the Company would remain liable to the holder of the put for the amount by which the put price of the shares exceeds the selling price. Mr. Kenny is Executive Vice President, Director and beneficial owner of 16.66% of the issued and outstanding stock of Kenny Construction Company. He is also the General Partner and a 14.28% beneficial owner of Clinton Industries, a limited partnership. See paragraphs 4 and 5 under "Transactions with Management and Others."

(7) The shares of Common Stock beneficially owned by Mr. Hamm consist of 3,107 shares held directly by him, 932 shares held in his ESOP account, 464 shares held in his individual retirement account, 25,000 shares issuable under an option which expires December 19, 2000 at an exercise price of $5.75 per share, 1,000 shares issuable under an option which expires September 19, 2001 at an exercise price of $8.00 per share, and 13,200 shares issuable under an option which expires January 8, 2003 at an exercise price of $3.75 per share. See note 1 above for a description of shares that may be deemed to be owned indirectly by Mr. Hamm through PST and Ozite.


(8) The shares of Common Stock beneficially owned by Mr. Gruber consist of 17,317 shares held directly by him, 383 shares held in his ESOP account, 1,221 shares held in his individual retirement account, 8,000 shares issuable under an option which expires December 19, 2000 at an exercise price of $5.75 per share, 1,000 shares issuable under an option which expires September 19, 2001 at an exercise price of $8.00 per share, and 12,000 shares issuable under an option which expires January 8, 2003 at an exercise price of $3.75 per share.

(9) The shares of Common Stock beneficially owned by Mr. Doering consist of 2,000 shares held by him in joint tenancy with his wife, 1,213 shares held in his ESOP account, 1,118 shares held in his individual retirement account, 25,000 shares issuable under an option which expires December 19, 2000 at an exercise price of $5.75 per share, 6,000 shares issuable under an option which expires September 19, 2001 at an exercise price of $8.00 per share, and 31,000 shares issuable under an option which expires January 8, 2003 at an exercise price of $3.75 per share.

Item 13.  Certain Relationships And Related Transactions

               On August 5, 1982, ARTRA acquired 36.6% of the issued and outstanding common shares of Lori plus preferred shares for $2,250,000 (the "Investment"). The Investment was carried at cost plus equity in undistributed earnings (loss) since the date of acquisition, less the amortization over a 25-year period of the excess of cost over the equity in Lori's net assets at the date of acquisition.

        On February 8, 1985, Lori acquired in an arms-length transaction negotiated by management of ARTRA, through a wholly-owned subsidiary, all of the issued and outstanding shares of New Dimensions, a creator and distributor of fashion jewelry, for consideration of $28,500,000 including cash of $21,850,000, a $3,000,000 9% promissory note due February 8, 1990 (which was prepaid), an earnout equal to 20% of New Dimension's pre-tax earnings during the calendar years 1985 through 1989 and 200,000 shares of Common Stock delivered from its treasury with an agreed fair market value of $20.00 per share or $4,000,000. The delivery of ARTRA's shares to the former shareholders of New Dimensions was approved by ARTRA's shareholders at their July 18, 1985 annual meeting.

        In exchange for the 200,000 shares of its Common Stock, ARTRA received 534,878 shares of Lori's common stock (thereby increasing its ownership of Lori from 36.6% to 55.9%) and 10,000 shares of Lori's Series B Preferred Stock convertible into additional Lori common shares. In exchange for the cancellation of advances by ARTRA to Lori, amounting to $6,457,000 as of January 31, 1985, and an additional cash advance by ARTRA to Lori of $7,300,000, which latter sum was used by Lori to acquire New Dimensions, ARTRA received 10,000 shares of Lori Series A Preferred Stock.

        On August 13, 1985, Lori stockholders approved a 1-for-30 reverse split of all authorized, issued, outstanding and reserved shares of common stock, increased the number of resulting authorized shares of Lori common stock from 1,833,333 to 6 million and approved a 1-for-10 reverse split of all issued, outstanding and reserved shares of its preferred stock. ARTRA then converted its shares of Lori Series B Preferred Stock into 1,099,108 shares of Lori common stock, thereby increasing its ownership interest in Lori to 72.8%.

        In December 1985 ARTRA purchased 50,000 Lori common stock purchase warrants (14.4% of the 347,600 outstanding common stock purchase warrants) for $391,000. The warrants were issued in conjunction with a 1985 New Dimensions bond offering. The warrants, as adjusted, provided for the purchase of 75,000 Lori shares at $12.00 per share and were convertible into Lori common stock at the rate of 0.375 shares of Lori common stock for each warrant. In September 1990 ARTRA converted such warrants and received 18,750 shares of Lori common stock therefor. Although the conversion of these warrants increased the number of shares of Lori common stock owned by ARTRA, the conversion of warrants by others at the same time resulted in a decrease of ARTRA's ownership of Lori common stock from 68% to 66.7%. As of March 30, 1995, ARTRA's ownership of Lori common stock was 64.3%.

        ARTRA and a wholly-owned subsidiary of ARTRA held notes from Lori at December 31, 1992 in the amount of $16,025,000 which were due April 1, 1994. Due to the limited ability of Lori to receive funds from its operating subsidiaries, effective July 1, 1989 ARTRA placed an indefinite moratorium on the accrual of interest on its Lori note and declaration of dividends on its Lori preferred stock. The terms of the notes provided that the maturity date would be automatically extended at the end of each quarter to fifteen months beyond the current quarter until ARTRA provides written notice to establish the due date at such fifteen month maturity. A bank lender is the pledgee of the Lori preferred stock owned of record by ARTRA, as collateral for ARTRA and New Dimensions bank loans. In February 1993, ARTRA and this wholly-owned subsidiary transferred these notes to Lori's capital account.

        During 1994, ARTRA made net advances to Lori of $2,531,000. The advances consisted of a $1,850,000 short-term note with interest at 10%, the proceeds of which were used to fund the $1,900,000 cash payment to a bank in conjunction with a debt settlement agreement with Lori's bank lender, and certain non-interest bearing advances used to fund Lori working capital requirements.

        Effective December 29, 1994, ARTRA exchanged $2,242,000 of its notes and advances for additional Lori Series C preferred stock. Additionally, the debt settlement agreement required ARTRA to contribute cash of $1,500,000 and ARTRA common stock with a fair market value of $2,500,000 to Lori's capital account.

        In November 1989, ARTRA borrowed $500,000 from John Harvey, the Chairman and Chief Executive Officer of ARTRA, on a short-term basis at an interest rate of 15% per annum. This loan was repaid in April 1990. In July and August 1990, ARTRA borrowed an additional $490,000 from John Harvey bearing interest at the per annum rate of 15% through December 1990 and, thereafter, at the per annum rate of 13%. In 1991, $123,000 in principal amount of this loan was repaid. The balance was repaid in 1992. In 1992, ARTRA borrowed $42,000 from John Harvey at an interest rate of 8.35%. In February and March 1994, ARTRA borrowed an additional $20,000 at 8.25%. In September 1994, $27,000 of this amount was repaid.

        In January 1995, ARTRA borrowed an additional $100,000 from John Harvey on a short-term basis evidenced by a note due March 20, 1995 and bearing interest at 8% per annum. In consideration of this additional advance, ARTRA granted to John Harvey a warrant to purchase 6,000 shares of ARTRA common stock at an exercise price of $4.75 per share (being the closing price of ARTRA's common stock on the New York Stock Exchange on the date of grant) plus additional warrants to purchase 200 shares of ARTRA common stock for each day that the note remains unpaid after its maturity at an exercise price of $4.75 per share.

        As  of  the  date  hereof,   $142,000  plus  accrued   interest  remains
outstanding under loans due John Harvey.

        Since 1990, ARTRA has made net advances to Peter R. Harvey, the President and Chief Operating Officer of ARTRA. The outstanding principal balance of these advances bears interest at the prime rate plus 2%. In addition to the advances made directly by ARTRA, certain advances were previously made to Mr. Harvey by Bagcraft prior to its acquisition by ARTRA in 1990. In December 1993 $1,894,000, representing the total amount of these advances (including accrued interest of $120,000), were transferred from ARTRA's Bagcraft subsidiary to ARTRA as a dividend (a portion of which interest has been reserved on ARTRA's books). The aggregate amount of the ARTRA and Bagcraft advances to Mr. Harvey which remained outstanding as of March 30, 1995 was $3,392,000 (including $491,000 of accrued interest). Commencing January 1, 1993 to date, interest on these advances to Peter R. Harvey has been accrued and fully reserved.

        Peter R. Harvey has not received other than nominal compensation for his services as an officer or director of ARTRA or any of its subsidiaries since October 1990. Additionally, Mr. Harvey has agreed not to accept any compensation for his services as an officer or director of ARTRA or any of its subsidiaries until his obligations to ARTRA, described above, are fully satisfied.

        Under the BCL, ARTRA (a Pennsylvania corporation) is permitted to make loans to officers and directors. Further, under the Delaware General Corporation Law, Fill-Mor (a Delaware corporation) is permitted to make loans to an officer (including any officer who is also a director, as in the case of Peter R. Harvey), whenever, in the judgment of the directors, the loan can reasonably be expected to benefit Fill-Mor.

        At the September 19, 1991 meeting, ARTRA's Board of Directors discussed, but did not act on a proposal to ratify the advances made by ARTRA to Peter R. Harvey. The 1992 advances made by ARTRA to Peter R. Harvey were ratified by ARTRA's Board of Directors. In the case of the loan made by Fill-Mor to Peter R. Harvey, the Board of Directors of Fill-Mor approved the borrowing of funds from Fill-Mor's bank loan agreement, a condition of which was the application of a portion of the proceeds thereof to the payment of certain of Peter R. Harvey's loan obligations to the bank. However, the resolutions did not acknowledge the use of such proceeds for this purpose and the formal loan documents with the bank did not set forth this condition (though in fact, the proceeds were so applied by the bank).

        As partial collateral for amounts due from Peter R. Harvey, the Company has received the pledge of 1,523 shares of ARTRA redeemable preferred stock (have a liquidation value of $1,523,000 plus unpaid, cumulated dividends thereon) which are owned by Mr. Harvey. In addition, Mr. Harvey has pledged a 25% interest in Industrial Communication Company (a private company). Such interest is valued by Mr. Harvey at $800,000 to $1,000,000 (but no independent valuation has been made).

        In May 1991, a  wholly-owned  subsidiary of ARTRA made advances to Peter
R. Harvey. The advances, made out of a portion of the proceeds of a short-term bank loan bear interest at the prime rate plus 2%. The amount of these advances at March 30, 1995 was $1,540,000 (including $398,000 of accrued interest). Commencing January 1, 1993 to date, interest on these advances to Peter R. Harvey has been accrued and fully reserved.

        During 1986 and through August 10, 1988, ARTRA entered into a series of short-term borrowing agreements with private investors. Each agreement granted an investor a put option, principally due in one year, that required ARTRA to repurchase any or all of the shares sold at a 15% to 20% premium during a specified put period. Kenny Construction Company ("Kenny") entered into a put option agreement with ARTRA, which has been extended from time to time, most recently on November 11, 1992. At such time ARTRA and Kenny agreed to extend the put option whereby Kenny received the right to sell to ARTRA 23,004 shares of ARTRA common stock at a put price of $56.76 plus an amount equal to 15% per annum for each day from March 1, 1991 to the date of payment by ARTRA, which option expires December 31, 1997.

        Gerard M.  Kenny,  a  director  of  ARTRA,  is the  President  and Chief
Executive Officer and a director of Kenny and beneficially owns 16.66% of Kenny's capital stock.

        On March 21, 1989, ARTRA borrowed $5,000,000 from its bank lender evidenced by a promissory note. This note has been amended and extended from time to time. The borrowings on this note were collateralized by, among other things, a $2,500,000 personal guaranty by Kenny (see paragraph 4 above for a discussion of Mr. Gerard M. Kenny's relationship with Kenny). Kenny received compensation in the form of 833 shares of ARTRA common stock for each month that its guaranty remained outstanding through March 31, 1994. Under this arrangement, Kenny received (or became entitled to receive) 49,980 shares of ARTRA common stock as compensation for its guaranty.

        On March 31, 1994, ARTRA entered into a series of agreements with its bank lender and with Kenny. Under the terms of these agreements, Kenny purchased a $2,500,000 participation in the $5,000,000 note payable to ARTRA's bank lender. Kenny's participation is evidenced by a $2,500,000 ARTRA note (the "Kenny Note") bearing interest at the prime rate. As consideration for its purchase of this participation, the bank lender released Kenny from its $2,500,000 loan guaranty. As additional consideration, Kenny received an option to put back to ARTRA the 49,980 shares of ARTRA common stock received as compensation for its $2,500,000 ARTRA loan guaranty at a price of $15.00 per share (subject to increase at the rate of $2.25 per share per annum). The put option is exercisable on the later of the date the Kenny Note is repaid or the date ARTRA's obligations to its bank lender are fully paid.

        On September 27, 1989, ARTRA received a proposal to purchase Bagcraft from Sage Group, Inc. ("Sage"), a privately-owned corporation. On August 24, 1990, Sage was merged with and into Ozite. Peter R. Harvey, ARTRA's President, and John Harvey, ARTRA's Chairman of the Board of Directors, were the principal shareholders of Sage and are the principal shareholders of Ozite. Effective March 3, 1990, a wholly-owned subsidiary of ARTRA indirectly acquired 100% of the issued and outstanding common shares of BCA Holdings, Inc., which in turn owns 100% of the stock of Bagcraft, for total consideration which was to be issued to Sage, upon approval of ARTRA's shareholders, consisting of 772,000 shares of ARTRA's common stock and 3,750 shares of its $1,000 par value junior non-convertible payment-in-kind preferred stock bearing a dividend rate of 6%. The issuance of the Common Stock and ARTRA preferred stock as consideration was approved by ARTRA's shareholders at the December 1990 annual meeting of shareholders. Upon the August 1990 merger of Sage into Ozite, Ozite became entitled to receive this consideration, which right Ozite assigned to its PST subsidiary.

        Ozite subsequently repurchased the 3,750 shares of preferred stock in February 1992, 1,523 of which shares were subsequently assigned to Peter Harvey in consideration of his discharge of certain indebtedness of Ozite to him in April 1992. As described in paragraph 4 above, Mr. Harvey pledged these 1,523 shares to ARTRA. The $4,750,000 price of the 772,000 shares of common stock and 3,750 shares of preferred stock was equal to the fair market value thereof as of January 31, 1991 as determined by an independent investment banking firm engaged by PST to make such determination.

        Peter R. Harvey, John Harvey and John G. Hamm are significant stockholders of PST's parent, Ozite, as described in note 1 to the table under "Principal Shareholders." Peter R. Harvey is a Vice President and a director of PST and a director of Ozite. John Harvey is a director of PST and Ozite. John G. Hamm was the Vice President - Finance and a director of Ozite until July 1994.

        In 1987, the predecessor of PST acquired a $5,000,000 subordinated note bearing interest at a rate of 13.5% per annum and 50,000 shares of 13-1/2% cumulative redeemable preferred stock of Bagcraft with a liquidation preference of $5,000,000 million with $10,000,000 million of the net proceeds of its public offering in May 1987. Interest accrued on the note at a rate of 13.5% per annum. No cash payments of interest were made during the term of the note. However, during 1992, per agreement with PST, the interest payments for 1992 were remitted to ARTRA and the noteholder received preferred stock of Bagcraft's parent, BCA Holdings, Inc. ("BCA") having a liquidation value of $675,000. In December 1993, the principal outstanding under this note was repaid in full from proceeds of Bagcraft's new credit facility with an institutional lender and PST accepted additional BCA preferred stock having a liquidation value of $3,000,000 in satisfaction of all unpaid accrued interest thereon.

        The BCA preferred stock provides a $1,000 per share liquidation preference and annual cumulative cash dividends of $60.00 per share when and if declared by BCA. The Bagcraft redeemable preferred stock remains outstanding as of the date hereof. As of March 30, 1995, dividends in the amount of $302,000 had cumulated thereon.

        During 1993 The Research Center of Kabbalah ("RCK"), religious organization which held approximately 6% of ARTRA's outstanding Common Stock (including the stock issuable upon the exercise of warrants) as of March 30, 1995, made certain short-term loans to the Company of which $2,000,000, with interest at 10%, was outstanding at December 31, 1993. In January 1994, RCK made an additional $1,000,000 short-term loan to the Company at an interest rate of 10%. The proceeds of these loans were used to pay down various ARTRA short-term loans and other debt obligations. These loans became due March 31, 1994, but have not been repaid. As additional compensation for making these loans, RCK received warrants to purchase an aggregate of 86,250 shares of Common Stock at prices ranging from $6.00 to $7.00 per share based upon the market of Common Stock at the date of issuance. The warrants expire five years from the date of issuance. See Note 2 to the table under "Principal Shareholders."

                                   SIGNATURE


         The undersigned Registrant hereby files this amendment to it Annual Report on Form 10-K for the fiscal year ended December 29, 1994 to include the information required by Part III thereto.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.




                                                 ARTRA GROUP INCORPORATED
                                                 ------------------------
                                                       Registrant







Dated:   April 25, 1995                              JAMES D. DOERING
                                                 ------------------------
                                                     JAMES D. DOERING
                                                 Vice President/Treasurer
                                                  Chief Financial Officer