Form 10-Q
period 1995-03-29
ARTRA GROUP INC
filed 1995-05-19
CIK 200243

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 30, 1995

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to

                         Commission file number 1-3916


                            ARTRA GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)



             Pennsylvania                               25-1095978
     -----------------------------                   ----------------
      State or other jurisdiction                    I.R.S. Employer
    of incorporation or organization                 Identification No.

   500 Central Avenue, Northfield, IL                     60093
   ----------------------------------                    --------
 Address of principal executive offices                  Zip Code

 Registrant's telephone number, including area code:   (708) 441-6650


                                 Not Applicable
 ------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X  No
                                       ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding at April 30, 1995
   -------------------------------               -----------------------------
   Common stock, without par value                         6,722,420

                             ARTRA GROUP INCORPORATED

                                     INDEX


                                                                                   Page
                                                                                  Number
                                                                                  ------

PART I        FINANCIAL INFORMATION

  Item 1.     Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets
                 March 30, 1995 and December 29, 1994                                2

              Condensed Consolidated Statements of Operations
                 Three Months Ended March 30, 1995 and March 31, 1994                4

              Condensed Consolidated Statement of Changes
                 in Shareholders' Equity (Deficit)
                 Three Months Ended March 30, 1995                                   5

              Condensed Consolidated Statements of Cash Flows
                 Three Months Ended March 30, 1995 and March 31, 1994                6

              Notes to Consolidated Financial Statements                             7


  Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                      24



PART II       OTHER INFORMATION

  Item 6.        Exhibits and Reports on Form 8-K                                   34



SIGNATURES                                                                          35

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements


                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                            (Unaudited in thousands)



                                                                                March 30,   December 29,
                                                                                  1995          1994
                                                                                --------      --------

                                     ASSETS
Current assets:
   Cash and equivalents ..................................................      $    329      $  2,070
   Restricted cash and equivalents .......................................           511         1,324
   Receivables, less allowance for  doubtful accounts
      and markdowns of $1,402 in 1995 and $1,654 in 1994 .................        12,183        13,707
   Inventories ...........................................................        24,633        20,268
   Other .................................................................         1,290         1,148
                                                                                --------      --------
               Total current assets ......................................        38,946        38,517
                                                                                --------      --------

Property, plant and equipment ............................................        48,820        48,150
Less accumulated depreciation and amortization ...........................        18,124        17,110
                                                                                --------      --------
                                                                                  30,696        31,040
                                                                                --------      --------
Other assets:
   Excess of cost over net assets acquired,
      net of accumulated amortization of $8,330 in 1995 and $7,934 in 1994        18,246        19,076
   Other .................................................................         5,051         4,796
                                                                                --------      --------
                                                                                  23,297        23,872
                                                                                --------      --------
                                                                                $ 92,939      $ 93,429
                                                                                ========      ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                  (Unaudited in thousands, except share data)


                                                                                  March 30,     December 29,
                                                                                    1995            1994
                                                                                  --------        --------

                                            LIABILITIES
Current liabilities:
   Notes payable, including amounts due to related parties
      of $6,628  in 1995 and $5,669 in 1994 ................................      $  29,413       $  28,053
   Current maturities of long-term debt ....................................         36,380          37,521
   Accounts payable ........................................................         20,772          16,788
   Accrued expenses ........................................................         17,429          16,533
   Income taxes ............................................................            311              94
                                                                                  ---------       ---------
               Total current liabilities ...................................        104,305          98,989
                                                                                  ---------       ---------


Long-term debt .............................................................         17,233          19,673
Debt subsequently discharged ...............................................          9,750

Other noncurrent liabilities ...............................................          1,502           1,463
Commitments and contingencies

Redeemable common stock,
   issued 379,679 shares in 1995 and 279,679 shares in 1994 ................          4,723           4,144
ARTRA redeemable preferred stock payable to a related party,
   $1,000 par value; Series A, 6% cumulative payment-in-kind, including  accumulated dividends, net of unamortized discount of of $1,780 in 1995 and $1,842 in 1994; redeemable March 1, 2000 at $1,000 per share plus accrued dividends;
   authorized 2,000,000 shares all series; issued 3,750 shares .............          3,264           3,129
Bagcraft redeemable preferred stock payable to a related party,  cumulative $.01 par value, 13.5%; including accumulated dividends;  redeemable in 1997 with a liquidation preference equal to $100 per share;
   50,000 shares authorized and issued .....................................         10,288          10,119
BCA Holdings preferred stock payable to a related party, $1.00 par value,
   Series A, 6% cumulative; including accumulated dividends;
   liquidation preference of $1,000 per share;
   10,000 shares authorized; issued 3,675 shares ...........................          3,977           3,922

                         SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, no par value; authorized 7,500,000 shares;
   issued 6,399,779  shares in 1995 and 6,455,602 shares in 1994 ...........          5,085           5,052
Additional paid-in capital .................................................         36,289          36,613
Receivable from related party, including accrued interest ..................         (4,212)         (4,100)
Accumulated deficit ........................................................        (88,710)        (94,520)
                                                                                  ---------       ---------
                                                                                    (51,548)        (56,955)
Less treasury stock (57,038 shares), at cost ...............................            805             805
                                                                                  ---------       ---------
                                                                                    (52,353)        (57,760)
                                                                                  ---------       ---------
                                                                                  $  92,939       $  93,429
                                                                                  =========       =========

The accompanying notes are an integral part of the condensed consolidated financial statements.


                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)



                                                                            Three Months Ended
                                                                          -----------------------
                                                                          March 30,      March 31,
                                                                             1995           1994
                                                                          --------       --------

Net sales ..........................................................      $ 35,075       $ 36,040
                                                                          --------       --------

Costs and expenses:
   Cost of goods sold, exclusive of depreciation and amortization ..        27,539         26,663
   Selling, general and administrative .............................         6,892          8,280
   Depreciation and amortization ...................................         1,309          1,454
                                                                          --------       --------
                                                                            35,740         36,397
                                                                          --------       --------

Operating loss .....................................................          (665)          (357)
                                                                          --------       --------

Other income (expense):
   Interest expense ................................................        (2,195)        (2,499)
   Other income, net ...............................................             4             38
                                                                          --------       --------
                                                                            (2,191)        (2,461)
                                                                          --------       --------

Loss from operations before income taxes and minority interest .....        (2,856)        (2,818)
Provision for income taxes .........................................           (10)           (21)
Minority interest ..................................................          (224)          (218)
                                                                          --------       --------
Loss before extraordinary credit ...................................        (3,090)        (3,057)
Extraordinary credit, net discharge of indebtedness ................         9,113
                                                                          --------       --------
Net earnings (loss) ................................................         6,023         (3,057)
Dividends applicable to redeemable preferred stock .................          (135)          (123)
Reduction of retained earnings applicable to redeemable common stock           (78)           (43)
                                                                          --------       --------
Earnings (loss) applicable to common shares ........................      $  5,810       ($ 3,223)
                                                                          ========       ========

Earnings (loss) per share:
   Loss before extraordinary credit ................................      ($   .49)      ($   .62)
   Extraordinary credit ............................................          1.35
                                                                          --------       --------
               Net earnings ........................................      $    .86       ($   .62)
                                                                          ========       ========
(loss)

Weighted average number of shares of common stock and
   common stock equivalents outstanding ............................         6,741          5,186
                                                                          ========       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.



                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                  (Unaudited in thousands, except share data)





                                                                                                                         Total
                                               Common Stock       Additional  Receivable              Treasury Stock   Shareholders'
                                           --------------------    Paid-in     Related   Accumulated  --------------     Equity
                                             Shares     Dollars     Capital     Party     (Deficit)   Shares  Dollars   (Deficit)
                                           ---------    -------    --------    -------    --------    ------   -----    --------

Balance at December 29, 1994 ..........    6,455,602    $ 5,052    $ 36,613    ($4,100)   ($94,520)   57,038   ($805)   ($57,760)
   Net earnings .......................                                                      6,023                         6,023
   Reclassification of
     redeemable common stock ..........     (100,000)                  (500)                                                (500)
   Common stock issued to
     pay liabilities ..................       37,279         28         146                                                  174
   Net (increase) decrease in
     receivable from related party,
     including accrued interest .......                                           (112)                                     (112)
   Redeemable common stock accretion ..                                                        (78)                          (78)
   Redeemable preferred stock dividends                                                       (135)                         (135)
   Common stock issued as compensation         6,898          5          30                                                   35
                                           ---------    -------    --------    -------    --------    ------   -----    --------
Balance at March 30, 1995 .............    6,399,779    $ 5,085    $ 36,289    ($4,212)   ($88,710)   57,038   ($805)   ($52,353)
                                           =========    =======    ========    =======    ========    ======   =====    ========


The accompanying notes are an integral part of the consolidated financial statements.


                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Unaudited in thousands)



                                                                     Three Months Ended
                                                                  -----------------------
                                                                  March 30,     March 31,
                                                                    1995          1994
                                                                  --------      --------

Net cash flows from (used by) operating activities, .........     $    455      ($ 2,472)
                                                                  --------      --------

Cash flows from investing activities:
   Additions to property, plant and equipment ...............         (647)       (1,048)
   Retail fixtures ..........................................         (338)          (97)
   Payment of liabilites with restricted cash ...............          550
   (Increase) decrease in unexpended plant construction funds          263        (6,800)
                                                                  --------      --------
Net cash flows used by investing activities .................         (172)       (7,945)
                                                                  --------      --------

Cash flows from financing activities:
   Net increase (decrease) in short-term debt ...............        1,460          (492)
   Proceeds from long-term borrowings .......................       31,746        41,273
   Reduction of long-term debt ..............................      (35,406)      (31,264)
   Other ....................................................          176            52
                                                                  --------      --------
Net cash flows from (used by) financing activities ..........       (2,024)        9,569
                                                                  --------      --------

Increase (decrease) in cash and cash equivalents ............       (1,741)         (848)
Cash and equivalents, beginning of period ...................        2,070         1,935
                                                                  --------      --------
Cash and equivalents, end of period .........................     $    329      $  1,087
                                                                  ========      ========



Supplemental cash flow information: Cash paid during the period for:
  Interest ..................................................     $  1,487      $  1,117
  Income taxes paid, net ....................................            5            21


Supplemental schedule of noncash investing and financing activities:
    Issue common stock and redeemable common stock
       to pay down current liabilities ......................          174           118



The accompanying notes are an integral part of the condensed consolidated financial statements.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.       FINANCIAL RESTRUCTURING AND BASIS OF PRESENTATION

ARTRA Group Incorporated and its majority-owned subsidiaries (hereinafter "ARTRA" or the "Company") principally operate in two industry segments as: 1) a manufacturer of packaging products principally serving the food industry; and 2) a designer and distributor of popular-priced fashion costume jewelry and accessories. The packaging products business is conducted by the Company's wholly-owned subsidiary, Bagcraft Corporation of America ("Bagcraft"). The jewelry business in 1995 is conducted by the 64.3% owned subsidiary, The Lori Corporation ("Lori"), through its two wholly-owned subsidiaries Lawrence Jewelry Corporation ("Lawrence") and Rosecraft, Inc. ("Rosecraft"). The Company's condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position as of March 30, 1995, and the results of operations and changes in cash flows for the three month periods ended March 30, 1995 and March 31, 1994. The Company has suffered recurring losses from operations and has a net capital deficiency. As a result of these factors, the Company has experienced difficulty in obtaining adequate financing to replace certain current credit arrangements, certain of which are in default, to fund its debt service and liquidity requirements in 1995. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 6, Notes Payable, and Note 7, Long Term Debt, for further discussion of the status of credit arrangements and restrictions on the ability of operating subsidiaries to fund ARTRA corporate obligations. Due to its limited ability to receive operating funds from its operating subsidiaries, ARTRA has historically met its operating expenditures with funds generated by such alternative sources as private placements of ARTRA common stock, sales of ARTRA common stock with put options, loans from officers/directors and private investors, as well as through sales of assets and/or other equity infusions. ARTRA plans to continue to seek such alternative sources of funds to meet its future operating expenditures. As discussed in Note 5, on August 18, 1994, as amended December 23, 1994, ARTRA, Lori, Lori's parent, Fill-Mor Holding, Inc. ("Fill-Mor"), a wholly-owned subsidiary of the Company, and Lori's operating subsidiaries, (including New Dimensions Accessories, Ltd., "New Dimensions", which ceased operations effective December 27, 1994, see Note 5) entered into an agreement with Lori's bank lender to settle obligations due the bank under terms of the bank loan agreements of Lori and its operating subsidiaries and Fill-Mor resulting in a partial discharge of indebtedness to Lori and its operating subsidiaries in December, 1994. In March, 1995, the remaining indebtedness of Lori and Fill-Mor was discharged, resulting in an additional extraordinary gain to Lori and Fill-Mor recognized in 1995. Lori anticipates that the successful completion of the restructuring of its debt, plus additional working capital borrowings either from ARTRA or external sources will permit it to fund its capital requirements in 1995. In addition, Lori continues to restructure its operations and is attempting to increase sales such that operating results will improve. If Lori is unable to obtain working capital borrowings to fund its operations in 1995 and improve the results of operations, it may be forced to liquidate its assets or file for protection under the Bankruptcy Code. Additionally, Lori's business plan for 1995 is based on the continued dependence upon certain major customers. ARTRA intends to continue to negotiate with its bank and other creditors to extend due dates and allow ARTRA to maximize value from possible sale of assets. See Note 6 regarding the bank lender's suit against ARTRA filed October 25, 1994. Unless ARTRA receives a commitment from another lender to refinance these obligations or from the bank to extend these obligations past their scheduled maturity dates, of which there can be no assurance, it is anticipated that ARTRA could suffer severe adverse consequences which may include the sale by the bank of all or substantially all of the related collateral. As a result, ARTRA may be forced to liquidate its assets or file for protection under the Bankruptcy Code.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

These condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the Company's annual report on Form 10-K. Accordingly, the Company's annual report on Form 10-K for the fiscal year ended December 29, 1994, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying consolidated financial statements. The condensed consolidated balance sheet as of December 29, 1994 was derived from the audited consolidated financial statements in the Company's annual report on Form 10-K. Reported interim results of operations are based in part on estimates which may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the year. 2. ACQUISITION In March, 1994, Bagcraft entered into an agreement to purchase the business assets, subject to buyer's assumption of certain liabilities, of Arcar Graphics, Inc. ("Arcar"), a manufacturer and distributor of waterbase inks, for consideration of $10,264,000. The consideration consisted of cash of $2,264,000 and subordinated promissory notes totaling $8,000,000. In addition to the initial consideration, the purchase price may be increased based upon Arcar's cumulative earnings, as defined in the purchase agreement, for the period from January 1, 1994 until December 31, 1997 ("earnout compensation"). The earnout compensation, if applicable, is payable on or before January 2, 1999 along with interest thereon at the prime rate for the period January 1, 1998 until final payment. The seller also received a warrant to purchase 177,778 ARTRA common shares at a price of $5.625 per share, the market value at the date of grant. Exercise of the warrant is payable only through a reduction of the subordinated promissory notes and accrued interest due the seller under terms of the purchase agreement. The acquisition of Arcar, completed on April 8, 1994, was accounted for by the purchase method and, accordingly, the assets and liabilities of Arcar were included in ARTRA's financial statements at their estimated fair market value at the date of acquisition. The purchase price was allocated to the assets and liabilities of Arcar based on their estimated respective fair values. The purchase price and expenses associated with the acquisition exceeded the fair value of Arcar's net assets by approximately $8,400,000 and is being amortized on a straight-line basis over forty years. Arcar's results of operations have been included in ARTRA's financial statements since April 8, 1994, the date of acquisition. Arcar's results of operations prior to its acquisition are not considered material to the Company's consolidated financial statements.


3.       INVENTORIES

Inventories (in  thousands) consist of:

                                   March 30,  December 29,
                                      1995        1994
                                    -------     -------

     Raw materials and supplies     $ 7,268     $ 7,041
     Work in process ..........         506         877
     Finished goods ...........      16,859      12,350
                                    -------     -------
                                    $24,633     $20,268
                                    =======     =======

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

4. INVESTMENT IN EMERALD ACQUISITION CORPORATION / ENVIRODYNE INDUSTRIES, INC.

In March, 1989, Envirodyne Industries, Inc. ("Envirodyne") and Emerald Acquisition Corporation ("Emerald") entered into a definitive agreement for a subsidiary of Emerald to acquire all of the issued and outstanding shares of Envirodyne common stock. Pursuant to the terms of certain letter agreements, ARTRA agreed to participate in the transaction and received Envirodyne's consent to sell its then 4,830,000 Envirodyne common shares (a 26.3% interest) to Emerald. On May 3, 1989 the transaction was consummated. ARTRA received consideration consisting of: (i) cash of $75,000,000; (ii) a 27.5% common stock interest in Emerald and (iii) Emerald junior debentures ("Junior Debentures") with a principal amount of $20,992,710. The Junior Debentures were scheduled to mature May 1, 2001, twelve years from the date of issuance, and to accrue and pay interest in the form of cash or additional Junior Debentures, at Emerald's option, semi-annually, for the first six years at the rate of 15% and to pay interest at the rate of 15% in the form of cash thereafter, semi-annually in arrears. ARTRA's 27.5% interest in Emerald common stock and Emerald Junior Debentures, as required by the Securities and Exchange Commission Staff Accounting Bulletin No. 81, were carried net of a valuation allowance. On January 6, 1993, a group of bondholders filed an involuntary petition for reorganization of Envirodyne under Chapter 11 of the U.S. Bankruptcy Code. On January 7, 1993, Envirodyne and certain of its subsidiaries (the "Debtor") filed petitions under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division.
Subsequently, Emerald filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the same court. On December 17, 1993 the Bankruptcy Court confirmed the First Amended Joint Plan of Reorganization as twice modified (the "Plan") with respect to Envirodyne and certain of its subsidiaries. The confirmation of the Plan was affirmed by the United States District Court for the Northern District of Illinois on December 28, 1993 and Envirodyne and certain of its subsidiaries emerged from Chapter 11 on December 31, 1993, the Effective Date. A notice of appeal to the United States Court of Appeals for the Seventh Circuit was thereafter filed by certain holders of Envirodyne's 13.5% Subordinated Notes Due 1996. Envirodyne has filed a motion, which is currently pending, to dismiss the appeal. Envirodyne believes that the confirmation of the Plan should be affirmed on appeal. However, no assurance can be given that Envirodyne will prevail on the appeal or what the effect of any such reversal of the Plan would have on Envirodyne or the Plan. The Emerald Chapter 11 case is still pending although ARTRA has moved to dismiss that case. Envirodyne's plan of reorganization did not provide any consideration or value to Emerald and Emerald, therefore, is without assets to provide value to ARTRA for ARTRA's investment in Emerald common stock and Emerald Junior Debentures. See discussion below and in Note 13 Litigation for remedies being pursued by ARTRA as compensation for the lost value of its investment in Emerald common stock and Emerald Junior Debentures. On November 2, 1993, ARTRA filed suit in the Circuit Court of the Eighteenth Judicial Circuit for the state of Illinois (the State Court Action") against Salomon Brothers, Inc., Salomon Brothers Holding Company, Inc. (collectively, "Salomon Defendants"), D.P. Kelly & Associates, L.P. ("DPK"), Donald P. Kelly ("Kelly Defendants" along with DPK), Charles K. Bobrinskoy, James F. Massey, William Rifkind and Michael J. Zimmerman. The defendants removed the case to the Bankruptcy Court in which the Emerald Chapter 11 case is pending. On July 15, 1994 all but two of ARTRA's causes of action were remanded to the state court. The Bankruptcy Court maintained jurisdiction of ARTRA's claims against the individual defendants for breaching their fiduciary duty as directors of Emerald to Emerald's creditors and interference with ARTRA's contractual relations with Emerald. On April 7, 1995, the Company's appeal of the Bankruptcy Court's retention of claims was denied. On November 23, 1994, the Company filed a Second Amended Complaint against the Salomon
Defendants and the Kelly Defendants. On December 21, 1994, the Salomon Defendants and the Kelly Defendants brought motions to dismiss ARTRA's Second Amended Complaint in the State Court Action. On February 8, 1995, ARTRA's Second Amended Complaint was dismissed in part, with leave to replead.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

On March 10, 1995, ARTRA filed a Third Amended Complaint in the State court Action, pleading causes of action for breach of fiduciary duty, fraudulent misrepresentation and negligent misrepresentation ARTRA seeks in the action compensatory damages of $136.2 million, punitive damages of $408.6 million and approximately $33 million in fees paid to Salomon. On April 13, 1995, the Salomon Defendants and the Kelly Defendants brought motions to dismiss the Company's Third Amended Complaint. The case is in its early stages and discovery is just beginning. ARTRA cannot predict, with any certainty, the outcome of the suit.

5.       DEBT RESTRUCTURING

Effective August 18, 1994, as amended December 23, 1994, Lori and Lori's operating subsidiaries (collectively, the "Borrowers"), ARTRA and Lori's parent, Fill-Mor, entered into an agreement with Lori's bank lender to settle obligations due the bank under terms of the bank loan agreements of Lori and its operating subsidiaries. Per terms of the Amended Settlement Agreement, borrowings due the bank under the loan agreements of the Borrowers and Fill-Mor (approximately $25,000,000 as of December 23, 1994), plus amounts due the bank for accrued interest and fees were reduced to $10,500,000 (of which $7,855,000 pertained to Lori's obligation to the bank and $2,645,000 pertained to Fill-Mor's obligation to the bank). Upon the satisfaction of certain conditions of the Amended Settlement Agreement in 1995, as discussed below, the balance of this indebtedness was discharged. In conjunction with the Amended Settlement Agreement, ARTRA entered into a $1,850,000 short-term loan agreement with a non-affiliated corporation, the proceeds of which were used to fund amounts due the bank as discussed below. The loan, due June 30, 1995, with interest payable monthly at 10%, is collateralized by 100,000 shares of Lori common stock. These 100,000 Lori common shares were originally issued to the bank under terms of the August 18, 1994 Settlement Agreement. In exchange for the reduction of amounts due the bank, and as additional consideration for the $1,850,000 short-term loan agreement from the non-affiliated corporation, the Borrowers, ARTRA and Fill-Mor agreed to pay the following consideration:

     A) A cash payment to the bank of $1,900,000, which was made in December, 1994.

     B) 400,000 shares of ARTRA common stock. These 400,000 ARTRA common shares were originally issued to the bank under terms of the August 18, 1994 Settlement Agreement. The bank retained 100,000 shares and the non-affiliated corporation received 300,000 shares as additional consideration for its short-term loan.

     C)   Assignment to the bank of all of the assets of Lori's New  Dimensions.

     D)   A $750,000 note payable to the bank due March 31, 1995.


Among other things, ARTRA has agreed to register the ARTRA shares issued in order to enable the ARTRA shares issued to be freely tradeable without restriction on or before July 31, 1995. Additionally, the Settlement Agreement required ARTRA to advance $400,000 to Lori which, along with $150,000 of the ARTRA $1,850,000 short-term loan agreement noted above, was deposited in trust at December 29, 1994. This deposit was used to fund the installment payment due December 31, 1994 for unsecured claims arising from the May 3, 1993 reorganization of New Dimensions. The installment payment was made in January, 1995.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

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


     Amounts due the bank under loan agreements
       of Lori and its operating subsidiaries and Fill-Mor     $ 25,394
     Less amounts due the bank at December 29, 1994 ......      (10,500)
                                                                -------
     Bank debt discharged ................................       14,894
     Accrued interest and fees discharged ................        3,635
     Other liabilities discharged ........................        1,985
     Less consideration to the bank per terms of the
       amended settlement agreement
              Cash .......................................       (1,900)
              ARTRA common stock .........................       (2,500)
              New Dimensions assets assigned to the bank .       (7,149)
                                                                -------
              Net extraordinary gain .....................     $  8,965
                                                                =======

Lori also recorded a charge against operations in December 1994 to write-off New Dimensions' goodwill, which had a book value of $10,800,000. In March, 1995 the $750,000 note due the bank was paid and the remaining indebtedness of Lori and Fill-Mor was discharged, resulting in an additional extraordinary gain to Lori and Fill-Mor of $9,113,000 ($1.35 per share) in the first quarter of 1995. Among other things, ARTRA has agreed to register the ARTRA shares issued in order to enable the ARTRA shares issued to be freely tradeable without restriction on or before July 31, 1995. In the event the shares are not registered by July 31, 1995, the bank has the right to put the 100,000 ARTRA shares back to ARTRA for an exercise price of $500,000. The $750,000 note payment was funded with the proceeds of a $850,000 short-term loan from a director of Lori. The loan provides for interest at the prime rate plus 1%. As consideration for assisting in the debt restructuring, the director received 150,000 Lori common shares valued at $337,500 ($2.25 per share) based upon Lori's closing market value on March 30, 1995. The first quarter 1995 extraordinary gain was calculated (in thousands) as follows:


     Amounts due the bank under loan agreements
        of Lori and its operating subsidiaries and Fill-Mor     $ 10,500
     Less amounts due the bank ............................         (750)
                                                                 -------
     Bank debt discharged .................................        9,750
     Less fair market value of Lori common stock
         issued as consideration for the debt restructuring         (337)
     Other fees and expenses ..............................         (300)
                                                                 -------
              Net extraordinary gain ......................     $  9,113
                                                                 =======

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

6.       NOTES PAYABLE

Notes payable (in  thousands) consist of:


                                                              March 30,  Dec 29,
                                                                 1995     1994
                                                               -------  -------

    ARTRA bank notes payable, at various interest rates .....  $18,507  $18,507
    Amounts due to related parties, interest from 8.5% to 12%    6,628    5,669
    Other, interest from 8% to 20% ..........................    4,278    3,877
                                                               -------  -------
                                                               $29,413  $28,053
                                                               =======  =======


         ARTRA

At December 30, 1993, $18,452,000 in ARTRA notes and related loan fees of $1,107,000 were payable to a bank. The notes provided for interest at the prime rate. These bank notes are collateralized by, among other things, 100% of the common stock of ARTRA's BCA Holdings, Inc. ("BCA") subsidiary, the parent of Bagcraft, and a secondary position on the assets of BCA, payments due under a noncompetition agreement with the Company's former Welch Vacuum Technology ("Welch") subsidiary and by a subordinated note in the principal amount of $2,500,000 received by ARTRA as part of the proceeds from the sale of Welch. Additionally, the bank notes are collateralized by a $5,500,000 personal guaranty of a private investor and, prior to March 31, 1994 as discussed below, the bank notes were collateralized by a $2,500,000 guaranty of a private
corporation.   A  major   shareholder  and  executive  officer  of  the  private
corporation is an ARTRA director. As additional compensation, the private investor is receiving 1,833 shares of ARTRA common stock for each month the guaranty is outstanding and the private corporation received 833 shares of ARTRA common stock for each month the guaranty was outstanding. Among other things, the bank notes prohibit the payment of cash dividends by ARTRA. On December 31, 1993, a religious organization, currently holding approximately 5.8% of ARTRA's outstanding common stock, made a $2,000,000 short-term loan to the Company with interest at 10%. See discussion of amounts due to related parties below for further discussion of this transaction and additional consideration received by the religious organization. The proceeds of this loan were remitted to the bank to pay interest and other costs due through December 31, 1993 and to reduce the principal amount outstanding on the bank notes to $17,063,000 at December 31, 1993. On March 31, 1994, ARTRA entered into a series of agreements with its bank lender and with the private corporation noted above that had guaranteed $2,500,000 of ARTRA's bank notes. Per terms of the agreements, the private corporation purchased $2,500,000 of ARTRA notes from ARTRA's bank thereby reducing the outstanding principal on ARTRA's bank notes to $14,563,000 and the bank released the private corporation from its $2,500,000 loan guaranty. The ARTRA bank notes and related loan fees were payable on September 30, 1994. Interest on the bank notes continues to accrue at the prime rate (8.5% at March 30, 1995 and December 29, 1994) and is payable quarterly. Interest on the bank notes has been paid through June 14, 1994. Effective March 31, 1994, ARTRA pledged, as additional collateral for its bank notes, any and all net proceeds arising from its lawsuit against Salomon Brothers, Inc., Salomon Brothers Holding Company Inc. (collectively, "Salomon") D.P. Kelly & Associates, L.P. ("Kelly") and all of the directors of Emerald for breaches of fiduciary duty by the directors of Emerald, induced by Salomon and Kelly, in connection with the reorganization of Envirodyne as discussed in Note 4. As consideration for purchasing $2,500,000 of ARTRA bank notes, the private corporation received a $2,500,000 note payable from ARTRA bearing interest at the prime rate.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

As additional consideration, the private corporation has received an option to put back to ARTRA the 49,980 shares of ARTRA common stock received as compensation for its former $2,500,000 ARTRA loan guaranty at a price of $15.00 per share. The put option is exercisable on the later of the day that the $2,500,000 note payable to the private corporation becomes due or the date the ARTRA bank notes have been paid in full. The option price increases by $2.25 per share annually ($17.25 per share at March 30, 1995). The $2,500,000 note payable to the private corporation is reflected in the above table as amounts due to related parties. On October 25, 1994, ARTRA's bank lender filed suit against ARTRA in the Circuit Court of Cook County, Illinois alleging nonpayment by ARTRA of the amounts due under the above notes payable to the bank. The bank has requested that the court enter judgment in its favor against ARTRA in the amount of approximately $16,000,000, which includes the principal balance of the notes of $14,563,000, plus interest, costs and fees. Effective May 14, 1991, ARTRA, through its wholly-owned Fill-Mor subsidiary, entered into a loan agreement with a bank providing for borrowings of up to $2,500,000 with interest at the prime rate plus 2%, of which $2,200,000 was outstanding at December 29, 1994. The loan was collateralized by ARTRA's interest in Lori common stock and preferred stock, by the proceeds of a tax sharing agreement between ARTRA and its Bagcraft subsidiary and by ARTRA's interest in Fill-Mor's common stock. At December 29, 1994, borrowings on this note were reclassified as amounts due under the debt restructuring agreement discussed in Note 5. In March, 1995, borrowings due under this loan agreement were discharged. A $3,600,000 bank note payable due December 31, 1990, has not been paid. However, the bank has not demanded payment. This loan is collateralized by a $2,500,000 guarantee of Peter R. Harvey, ARTRA's president. An ARTRA bank note with outstanding borrowings of $344,000 at March 30, 1995 and December 29, 1994 is guaranteed by a private company. Interest on the note is at the prime rate plus 2% (10.5% at March 30, 1995 and December 29, 1994).

         Amounts Due To Related Parties

In January, 1995, John Harvey loaned ARTRA $100,000 evidenced by an unsecured 60 day note bearing interest at 8%. As additional compensation for the loan, John Harvey received a warrant to purchase 6,000 ARTRA common shares at $4.75 per share based upon the market value of ARTRA's common stock at the date of issuance. The warrant expires five years from the date of issuance. Terms of the note provide for the issuance of additional warrants to purchase ARTRA common shares at $4.75 per share, as determined by the number of days the loan is outstanding. At March 30, 1995 and December 29, 1994, total outstanding borrowings from John Harvey were $142,000 and $42,000, respectively. At March 30, 1995, amounts due to related parties included a $850,000 short-term loan from a director of Lori. The loan provides for interest at the prime rate plus 1%. Proceeds from this loan were used to fund the $750,000 note payment due a bank under terms of the debt settlement agreement discussed in Note 5. As consideration for assisting in the debt restructuring, the director received 150,000 Lori common shares valued at $337,500 ($2.25 per share) based upon Lori's closing market value on March 30, 1995. At March 30, 1995 and December 29, 1994, amounts due to related parties also included borrowings of $136,000 and $127,000, respectively, from the above mentioned director of Lori. As additional compensation the Lori director has received, through March 30, 1995, warrants to purchase an aggregate of 236,315 ARTRA common shares at prices ranging from $3.75 to $6.375 per share based upon the market value of ARTRA's common stock at the date of issuance. The warrants expire five years from the date of issuance. Terms of the note provide for the issuance of additional warrants to purchase ARTRA common shares as determined by the number of days the loan is outstanding.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

On December 31, 1993, a religious organization, currently holding approximately 5.8% of ARTRA's outstanding common stock, loaned the Company $2,000,000 evidenced by a short-term note bearing interest at 10%. The proceeds of this loan were remitted to ARTRA's bank to pay principal and interest on ARTRA's bank notes as discussed above. In January, 1994 the religious organization made an additional $1,000,000 short-term loan to the Company also with interest at 10%. As additional compensation for the above loans, the lender received warrants to purchase an aggregate of 86,250 ARTRA common shares at prices ranging from $6.00 to $7.00 per share based upon the market of ARTRA's common stock at the date of issuance. The warrants expire in 1998, five years from the date of issuance. In July, 1994 ARTRA made a $2,000,000 payment against the amounts outstanding on the above loans and the religious organization subsequently loaned ARTRA an additional $2,000,000. At March 30, 1995 and December 29, 1994 borrowings due the religious organization totaled $3,000,000.

         Other

In conjunction with the debt settlement agreement discussed in Note 5, ARTRA entered into a $1,850,000 short-term loan agreement with a non-affiliated corporation, with the proceeds used to fund amounts due the bank under terms of the debt restructuring agreement. The loan, due June 30, 1995, with interest payable monthly at 10%, is collateralized by 100,000 shares of Lori common stock.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

7.       LONG-TERM DEBT

     Long-term debt (in thousands) consists of:
                                                                                           March 30,   December 29,
                                                                                               1995        1994
                                                                                            --------     --------
         Bagcraft Credit Agreement,
              Term loans,
                  interest at the prime rate plus 1.75% to 3% ..........................    $ 17,000     $ 17,000
              Revolving credit loan,
                  interest at the prime rate plus 1.5% .................................      15,622       16,672
              Unamortized discount .....................................................        (236)        (315)
          Bagcraft, City of Baxter Springs, Kansas loan agreements,
              interest, at varying rates ...............................................      12,440       12,310
          Arcar subordinated promissory notes due to seller,
              interest, at the prime rate ..............................................       5,500        8,000
          Arcar bank term loan,
              interest at the prime rate plus .75% .....................................       2,750        2,750
          Arcar revolving credit loan,
              interest at the prime rate plus .5% ......................................         517
          Amounts due a bank term under terms of
              a debt settlement agreement ..............................................                   10,500
          Other, at various interest rates,
              due in varying amounts through 1995 ......................................          20           27
                                                                                              53,613       66,944
          Current scheduled maturities .................................................     (36,380)     (37,521)
          Debt subsequently discharged .................................................                   (9,750)
                                                                                            --------     --------
                                                                                            $ 17,233     $ 19,673
                                                                                            ========     ========

         Bagcraft

Effective December 17, 1993, Bagcraft refinanced its bank debt by entering into a Credit Agreement that provides for a revolving credit loan and two separate term loans. The term loans were separate two-year facilities initially totaling $12,000,000 (Term Loan A) and $8,000,000 (Term Loan B), bearing interest at the lender's index rate plus 1.75% and 3%, respectively. The principal under Term Loan A is payable at maturity (December 17, 1995), unless accelerated under terms of the Credit Agreement. The principal under Term Loan B ($5,000,000 outstanding at March 30, 1995 and December 29, 1994) is payable in varying monthly installments from January 1, 1994 to December 1, 1995, with the remaining principal balance payable at maturity (December 17, 1995), unless accelerated under terms of the Credit Agreement. At March 30, 1995 and December 29, 1994, interest rates on Term Loan A and Term Loan B were 10.25% and 11.5%, respectively. The amount available to Bagcraft under the revolving credit loan is subject to a borrowing base, as defined in the agreement, up to a maximum of $18,000,000. At March 30, 1995 and December 29, 1994, approximately $2,700,000

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES and $450,000,respectively, was available and unused by Bagcraft under the revolving credit loan. The revolving credit loan bears interest at the lender's index rate plus 1.5%. The revolving credit loan is scheduled to become due and payable upon maturity of the Credit Agreement (December 17, 1995), unless accelerated under terms of the Credit Agreement. At March 30, 1995 and December 29, 1994, the interest rate on the revolving credit loan was 10%. Borrowings under the Credit Agreement are collateralized by substantially all of the assets of Bagcraft. The Credit Agreement contains various restrictive covenants, that among other restrictions, require Bagcraft to maintain minimum levels of net worth and liquidity levels and limit additional loans, dividend payments, capital expenditures and payments to related parties. In addition, the Credit Agreement prohibits changes in ownership of Bagcraft. At March 30, 1995 Bagcraft was not in compliance with certain provisions of its Credit Agreement. Bagcraft is currently negotiating with its lender to amend or restructure the Credit Agreement. As additional compensation for borrowings under the Credit Agreement, the lender received a detachable warrant with a put option to purchase up to 10% of the fully diluted common equity of Bagcraft. The warrant allows Bagcraft to reacquire up to 2-1/2% of Bagcraft's fully diluted common equity from the lender contingent upon Bagcraft's repayment of Term Loan B as defined in the Credit Agreement. Under certain conditions Bagcraft is required to repurchase the warrant from the lender. The determination of the repurchase price of the warrant is to be based on the warrant's pro rata share of the highest of book value, appraised value or market value of Bagcraft. In March, 1994 Bagcraft and the City of Baxter Springs, Kansas completed a $12,500,000 financing package associated with the construction of a new 265,000 sq. ft. production facility in Baxter Springs, Kansas. The financing package, funded by a combination of Federal, state and local funds, consists of the following loan agreements payable by Bagcraft directly to the City of Baxter Springs:

         A $7,000,000 promissory note payable in ten installments of $700,000 due annually on July 21 of each year beginning in 1995 through maturity on July 21, 2004. Interest, at varying rates from 4.6% to 6.6%, is payable semi-annually. At March 30, 1995 and December 29, 1994, Bagcraft had borrowed the maximum of $7,000,000 available under this loan agreement.

         A  $5,000,000   subordinated   promissory   note  payable  as  follows:
         $2,000,000  installments due June 30,1998 and June 30, 1999; $1,000,000 due on January 2, 2000. The subordinated promissory note is interest free provided that loan payments are made on a timely basis and no events of default occur under terms of the agreement. At March 30, 1995 and December 29, 1994, Bagcraft had outstanding borrowings of $4,940,000 and $4,810,000, respectively, under this loan agreement.

         A $250,000 subordinated promissory note payable in 240 monthly installments commencing August 1, 1995 through maturity on July 18, 2015. The subordinated promissory note is interest free provided that loan payments are made on a timely basis and no events of default occur under terms of the agreement. At March 30, 1995 and December 29, 1994, Bagcraft had borrowed the maximum amount available under this loan agreement.

         A $250,000 subordinated promissory note payable January 20, 2005. The subordinated promissory note is interest free provided that loan payments are made on a timely basis and no events of default occur under terms of the agreement. At March 30, 1995 and December 29, 1994, Bagcraft had borrowed the maximum amount available under this loan agreement.


Borrowings under the above loan agreements are collateralized by a first lien on the land and building at the Baxter Springs, Kansas production facility and by a second lien on certain machinery and equipment. At March 30, 1995 and December 29, 1994, approximately $500,000 and $800,000, respectively, of borrowings from the above loan agreements is reflected in the condensed consolidated balance sheet in current assets as restricted cash and equivalents. These funds, invested in interest bearing cash equivalents, are restricted for expenditures associated with the Baxter Springs, Kansas project.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

         Arcar

As discussed in Note 2, on April 8, 1994, Bagcraft completed the acquisition of Arcar for consideration consisting of cash of $2,264,000 and subordinated promissory notes totaling $8,000,000 ($5,500,000 and $8,000,000 outstanding at March 30, 1995 and December 29, 1994, respectively). The subordinated promissory notes provide for interest payable quarterly at the prime rate (as defined in the agreement). At March 30, 1995, the remaining outstanding promissory notes mature as follows: $2,500,000 payable March 15, 1996; $2,500,000 payable March 15, 1997; $500,000 payable March 15, 1998. The seller also received a warrant to purchase 177,778 ARTRA common shares at a price of $5.625 per share, the market value at the date of grant. Exercise of the warrant is payable only through a reduction of the subordinated promissory notes and accrued interest due the seller under terms of the purchase agreement.

Effective April 8, 1994, Arcar entered into a Loan and Security Agreement (the "Agreement") with a bank that provides for a revolving credit loan and a term loan. The term loan, in the principal amount of $2,750,000, bears interest at the prime rate plus .75%. The principal under the term loan is payable in forty-eight varying monthly installments from April 30, 1995 to March 31, 1999, unless accelerated under terms of the Agreement. At March 30, 1995 and December 29, 1994, the interest rate on the term loan was 9.25 %.

The amount available to Arcar under the revolving credit loan is subject to a borrowing base, as defined in the agreement, up to a maximum of $1,500,000. The revolving credit loan bears interest at the prime rate plus .5% and originally became due and payable March 31, 1995, unless accelerated under terms of the Agreement. The revolving credit loan, renewable solely at the discretion of the lender for additional one year periods until maturity of the Agreement (March 31, 1999), has been renewed until March 31, 1996. At March 30, 1995 approximately $1,000,000 was available and unused by Arcar under the revolving credit loan.

Borrowings under Agreement are collateralized by substantially all of the assets of Arcar. The Agreement contains various restrictive covenants, that among other restrictions, require Arcar to maintain minimum levels of net worth and liquidity levels and limit additional loans, dividend payments, capital expenditures and payments to related parties.


         Lori

As discussed in Note 5, effective August 18, 1994, as amended effective December 23, 1994, ARTRA, Fill-Mor, Lori and Lori's operating subsidiaries entered into an agreement with Lori's bank lender to settle obligations due the bank under terms of the bank loan agreements of Lori and its operating subsidiaries and Fill-Mor. Per terms of the Amended Settlement Agreement, borrowings due the bank under the loan agreements of Lori and its operating subsidiaries and Lori's parent, Fill-Mor, plus amounts due the bank for accrued interest and fees were reduced to $10,500,000 as of December 23, 1994 (of which $7,855,000 pertained to Lori's obligation to the bank and $2,645,000 pertained to Fill-Mor's obligation to the bank). As partial consideration for the Amended Settlement Agreement the bank received a $750,000 Lori note payable due March 31, 1995.

In March, 1995 the $750,000 note due the bank was paid and the remaining indebtedness of Lori and Fill-Mor was discharged, resulting in an additional extraordinary gain to Lori and Fill-Mor of $9,113,000 in 1995 (See Note 5).


The common stock and virtually all the assets of ARTRA's subsidiaries have been pledged as collateral for ARTRA's and its subsidiaries' borrowings. Under its debt agreements the Company is limited in the amounts it can withdraw from its operating subsidiaries. At March 30, 1995 and December 29, 1994, substantially all cash and equivalents on the Company's consolidated balance sheet are restricted to use by and for the Company's operating subsidiaries.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

8.       REDEEMABLE COMMON STOCK

ARTRA has entered into various agreements under which it has sold its common shares along with options that require ARTRA to repurchase these shares at the option of the holder, principally one year after the date of each agreement. The difference between the option price and the net proceeds received is amortized over the life of the options by a charge to retained earnings. Additionally, as discussed in Note 5, ARTRA has agreed to register the 100,000 ARTRA common shares issued to a bank in as partial consideration for a debt settlement agreement on or before July 31, 1995. In the event the shares are not registered by July 31, 1995, the bank has the right to put the 100,000 ARTRA common shares back to ARTRA for an exercise price of $500,000. At March 30, 1995 and December 29, 1994 options are outstanding that, if exercised, would require ARTRA to repurchase 379,679 and 279,679 shares of its common stock for an aggregate amount of $4,723,000 and $4,144,000, respectively.


9.       REDEEMABLE PREFERRED STOCK

On September 27, 1989, ARTRA received a proposal to purchase BCA, the parent of Bagcraft, from Sage Group, Inc. ("Sage"), a privately-owned corporation that owned 100% of the outstanding common stock of BCA. Sage was merged with and into Ozite Corporation ("Ozite") on August 24, 1990. Peter R. Harvey, ARTRA's President, and John Harvey, ARTRA's Chairman of the Board of Directors, were the principal shareholders of Sage and are the principal shareholders of Ozite. Effective March 3, 1990, a wholly-owned subsidiary of ARTRA acquired 100% of BCA's issued and outstanding common shares for consideration of $5,451,000, which included 772,000 shares of ARTRA common stock and 3,750 shares of $1,000 par value junior non-convertible payment-in-kind redeemable Series A Preferred Stock with an estimated fair value of $1,012,000, net of unamortized discount of $2,738,000. The Series A Preferred Stock accrues dividends at the rate of 6% per annum and is redeemable by ARTRA on March 1, 2000 at a price of $1,000 per share plus accrued dividends. Accumulated dividends of $1,294,000 and $1,221,000 were accrued at March 30, 1995 and December 29, 1994, respectively.

In 1987, Bagcraft issued to an affiliate, currently a subsidiary of Ozite, $5,000,000 of preferred stock (50,000 shares of 13.5% cumulative, redeemable preferred stock with a liquidation preference equal to $100 per share) redeemable by Bagcraft in 1997 at a price of $100 per share plus accrued dividends. Dividends, which accrue and are payable semiannually on June 1 and December 1 of each year, are reflected in the Company's condensed consolidated statement of operations as minority interest. The affiliate has agreed to forego dividend payments as long as such payments are prohibited by bank lenders. Accumulated dividends of $5,288,000 and $5,119,000 were accrued at March 30, 1995 and December 29, 1994, respectively.

In 1987, Bagcraft obtained financing from an affiliate, currently a subsidiary of Ozite, through the issuance of a $5,000,000 unsecured subordinated note, due June 1, 1997. During 1992, per agreement with the noteholder, the interest payments were remitted to ARTRA and the noteholder received 675 shares of BCA preferred stock ($1.00 par value, 6% cumulative with a liquidation preference equal to $1,000 per share) with a liquidation value of $675,000. In December, 1993, the unsecured subordinated note and accrued interest thereon were paid in full from proceeds of Bagcraft's credit agreement. Per agreement with the noteholder, the accrued interest outstanding on the note of $3,000,000 was remitted to ARTRA and the noteholder received an additional 3,000 shares BCA preferred stock having a liquidation value of $3,000,000.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

10.      INCOME TAXES

The 1995 extraordinary credit represents a net gain from discharge of bank indebtedness. No income tax expense is reflected in the Company's financial statements resulting from the extraordinary credit due to the utilization of tax loss carryforwards.

No income tax benefit was recognized in connection with the Company's 1994 pre-tax loss due to the Company's tax loss carryforwards.

In recent years, the Company has issued shares of it common stock to repay various debt obligations, as consideration for acquisitions, to fund working capital obligations and as consideration for various other transactions. Section 382 of the Internal Revenue Code of 1986 limits a corporation's utilization of its Federal income tax loss carryforwards when certain changes in the ownership of a corporation's common stock occurs. In the opinion of management, the Company is not currently subject to such limitations regarding the utilization of its Federal income tax loss carryforwards. Should the Company continue to issue a significant number of shares of its common stock, it could trigger a limitation that would prevent it from utilizing a substantial portion of its Federal income tax loss carryforwards.


11.      EMPLOYEE BENEFIT PLANS

Effective June 1, 1990, the Company adopted an Employee Stock Ownership Plan ("ESOP") which covers substantially all employees of ARTRA and its Bagcraft subsidiary. Employer contributions to the Plan are at the discretion of ARTRA's Board of Directors. Employee contributions are not permitted. ARTRA's contribution for the plan year ended December 31, 1994, 15,000 ARTRA common shares, has been accrued in the Company's condensed consolidated balance sheet in current liabilities at their fair market value of $77,000 ($5.125 per share) as of December 29, 1994. A contribution to the Plan for 1995, if any, has yet to be determined.


12.      EARNINGS PER SHARE

Earnings (loss) per share is computed by dividing net earnings (loss), less dividends applicable to redeemable preferred stock and redeemable common stock accretion by the weighted average number of shares of common stock and common stock equivalents (redeemable common stock, stock options and warrants), unless anti-dilutive, outstanding during each period. Fully diluted earnings per share are not presented since the result is equivalent to primary earnings per share.


13.      LITIGATION

The Company and its subsidiaries are the defendants in various business-related litigation and environmental matters. At March 30, 1995 and December 29, 1994, the Company had accrued $1,400,000 and $1,500,000, respectively, for potential business-related litigation and environmental liabilities. While these litigation and environmental matters involve wide ranges of potential liability, management does not believe the outcome of these matters will have a material adverse effect on the Company's financial statements. However, ARTRA may not have available funds to pay liabilities arising out of these business-related litigation and environmental matters or, in certain instances, to provide for its legal defense. ARTRA could suffer severe adverse consequences in the event of an unfavorable judgment in any of these matters.

On November 2, 1993, ARTRA filed suit in the Circuit Court of the Eighteenth Judicial Circuit for the state of Illinois (the State Court Action") against Salomon Brothers, Inc., Salomon Brothers Holding Company, Inc. (collectively, "Salomon Defendants"), D.P. Kelly & Associates, L.P. ("DPK"), Donald P. Kelly ("Kelly Defendants" along with DPK), Charles K. Bobrinskoy, James F. Massey, William Rifkind and Michael J. Zimmerman. The defendants removed the case to the Bankruptcy Court in which the Emerald Chapter 11 case is pending. On July 15,

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

1994 all but two of ARTRA's causes of action were remanded to the state court. The Bankruptcy Court maintained jurisdiction of ARTRA's claims against the individual defendants for breaching their fiduciary duty as directors of Emerald to Emerald's creditors and interference with ARTRA's contractual relations with Emerald. On April 7, 1995, the Company's appeal of the Bankruptcy Court's retention of claims was denied.

On November 23, 1994, the Company filed a Second Amended Complaint against the Salomon Defendants and the Kelly Defendants. On December 21, 1994, the Salomon Defendants and the Kelly Defendants brought motions to dismiss ARTRA's Second Amended Complaint in the State Court Action. On February 8, 1995, ARTRA's Second Amended Complaint was dismissed in part, with leave to replead.

On March 10, 1995, ARTRA filed a Third Amended Complaint in the State court Action, pleading causes of action for breach of fiduciary duty, fraudulent misrepresentation and negligent misrepresentation ARTRA seeks in the action compensatory damages of $136.2 million, punitive damages of $408.6 million and approximately $33 million in fees paid to Salomon. On April 13, 1995, the Salomon Defendants and the Kelly Defendants brought motions to dismiss the Company's Third Amended Complaint.

The case is in its early stages and discovery is just beginning. ARTRA cannot predict, with any certainty, the outcome of the suit.

Effective December 31, 1989, ARTRA completed the disposal of its former scientific products segment with the sale of its Welch subsidiary, formerly Sargent-Welch Scientific Company, to a privately held corporation whose president and sole shareholder was a vice president of Welch prior to the sale. The consideration received by ARTRA consisted of $2,625,000 payable June 30, 1997, with interest at 10% beginning June 30, 1990, under terms of a noncompetition agreement and the buyer's subordinated note in the principal amount of $2,500,000. The receivable due June 30, 1997 under terms of the noncompetition agreement is reflected in ARTRA's condensed consolidated balance sheet at March 30, 1995 and December 29, 1994 in other assets at $2,625,000. The subordinated security, due in 1997, was originally scheduled to be non-interest bearing for a period of three years, after which time interest will accrue at the rate of 10% per annum. The note was discounted at a rate of 10% during the non-interest bearing period and is reflected in ARTRA's condensed consolidated balance sheet at March 30, 1995 and December 29, 1994 in other assets at $1,375,000, net of a discount of $1,125,000.

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

In January, 1985 the United States Environmental Protection Agency ("EPA") notified the Company's Bagcraft subsidiary that it was a potentially responsible party under the Comprehensive Environmental Responsibility Compensation and Liability Act ("CERCLA") for alleged release of hazardous substances at the Cross Brothers site near Kankakee, Illinois. Although Bagcraft has denied liability for the site, it has entered into a settlement agreement with the EPA, along with the other third party defendants, to resolve all claims associated with the site except for state claims. In May, 1994 Bagcraft paid $850,000 plus accrued interest of $29,000 to formally extinguish the EPA claim. Bagcraft filed suit in 1993 in the United States District Court for the Northern District of Illinois, against its insurers to recover a portion of its liability costs in connection with the Cross Brothers case. Bagcraft recovered $725,000 from its insurers in 1994 and an additional $250,000 in 1995. With regard to the state action, Bagcraft is participating in settlement discussions with the State and thirteen other potential parties to resolve all claims associated with the State. The maximum state claim is $1.1 million. Bagcraft has accrued $120,000 related to the State action in the Company's consolidated financial statements at March 30, 1995 and December 29, 1994.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

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

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

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


14.      RELATED PARTY TRANSACTIONS

Advances to Peter R. Harvey , ARTRA's president, classified in the condensed consolidated balance sheet as a reduction of common shareholders' equity, (in thousands) consist of:

                                     March 30,   December 29,
                                        1995         1994
                                      -------      -------

     ARTRA ......................     $ 3,391      $ 3,205
     Fill-Mor ...................       1,540        1,510
                                      -------      -------
                                        4,931        4,715
     Less interest for the period
       January 1,1993 to date,
       accrued and fully reserved        (719)        (615)
                                      -------      -------
                                      $ 4,212      $ 4,100
                                      =======      =======



ARTRA has total advances due from its president, Peter R. Harvey, of which $3,391,000 and $3,205,000, including accrued interest, remained outstanding at March 30, 1995 and December 29, 1994. The advances bear interest at the prime rate plus 2% (10.5% at March 30, 1995 and December 29, 1994). This receivable from Peter R. Harvey has been classified as a reduction of common shareholders' equity.

In May, 1991, ARTRA's wholly-owned Fill-Mor subsidiary made advances to Peter R. Harvey. The advances bear interest at the prime rate plus 2% (10.5% at March 30, 1995 and December 29, 1994). At March 30, 1995 and December 29, 1994, advances of $1,540,000 and $1,510,000, respectively, including accrued interest, were outstanding. This receivable from Peter R. Harvey has been classified as a reduction of common shareholders' equity. In April, 1995, these advances from ARTRA's Fill-Mor subsidiary to Peter R. Harvey were transferred to ARTRA as a dividend.

Commencing January 1, 1993 to date, interest on all advances to Peter R. Harvey has been accrued and fully reserved. Interest accrued and fully reserved on the advances to Peter R. Harvey for the three months ended March 30, 1995 and March 31, 1994 totaled $104,000 and $74,000, respectively.

Peter R. Harvey has not received other than nominal compensation for his services as an officer or director of ARTRA or any of its subsidiaries since October of 1990. Additionally, Mr. Harvey has agreed not to accept any compensation for his services as an officer or director of ARTRA or any of its subsidiaries until his obligations to ARTRA, described above, are fully satisfied.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

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

For a discussion of certain other related party debt obligations see Note 6.


15.      OTHER INFORMATION

In the fourth quarter of 1993 the Company adopted a 52/53 week fiscal year ending the last Thursday of December. Accordingly, the Company's quarterly periods now end on the last Thursday of March, June and September.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following discussion supplements the information found in the financial statements and related notes:


Changes in Business

As discussed in Note 2 to the condensed consolidated financial statements, in March 1994, Bagcraft entered into an agreement to purchase the business assets, subject to buyer's assumption of certain liabilities, of Arcar Graphics, Inc. ("Arcar"), a manufacturer and distributor of waterbase inks, for consideration of $10,264,000. The consideration consisted of cash of $2,264,000 and subordinated promissory notes totaling $8,000,000. In addition to the initial consideration, the purchase price may be increased based upon Arcar's cumulative earnings, as defined in the purchase agreement, for the period from January 1, 1994 until December 31, 1997 ("earnout compensation"). The earnout compensation, if applicable, is payable on or before January 2, 1999 along with interest thereon at the prime rate for the period January 1, 1998 until final payment. The seller also received a warrant to purchase 177,778 ARTRA common shares at a price of $5.625 per share, the market value at the date of grant. Exercise of the warrant is payable only through a reduction of the subordinated promissory notes and accrued interest due the seller under terms of the purchase agreement. The acquisition of Arcar, completed on April 8, 1994, was accounted for by the purchase method and, accordingly, the assets and liabilities of Arcar have been included in ARTRA's financial statements at their estimated fair market value at the date of acquisition. The purchase price was allocated to the assets and liabilities of Arcar based on their estimated respective fair values. The purchase price and expenses associated with the acquisition exceed the fair value of Arcar's net assets by approximately $8,400,000 and is being amortized on a straight-line basis over forty years. Arcar's results of operations have been included in ARTRA's financial statements since April 8, 1994, the date of acquisition. Arcar's results of operations prior to its acquisition are not considered material to the Company's consolidated financial statements.

As discussed in Note 4 to the condensed consolidated financial statements in March, 1989, Envirodyne Industries, Inc. ("Envirodyne") and Emerald Acquisition Corporation ("Emerald") entered into a definitive agreement for a subsidiary of Emerald to acquire all of the issued and outstanding shares of Envirodyne common stock. Pursuant to the terms of certain letter agreements, ARTRA agreed to participate in the transaction and received Envirodyne's consent to sell its then 4,830,000 Envirodyne common shares (a 26.3% interest) to Emerald. On May 3, 1989 the transaction was consummated. ARTRA received consideration consisting of: (i) cash of $75,000,000; (ii) a 27.5% common stock interest in Emerald and
(iii) Emerald junior debentures ("Junior Debentures") with a principal amount of $20,992,710. The Junior Debentures were scheduled to mature May 1, 2001, twelve years from the date of issuance, and to accrue and pay interest in the form of cash or additional Junior Debentures, at Emerald's option, semi-annually, for the first six years at the rate of 15% and to pay interest at the rate of 15% in the form of cash thereafter, semi-annually in arrears. ARTRA's 27.5% interest in Emerald common stock and Emerald Junior Debentures, as required by the Securities and Exchange Commission Staff Accounting Bulletin No. 81, were carried net of a valuation allowance.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)



Envirodyne's plan of reorganization did not provide any consideration or value to Emerald and Emerald, therefore, is without assets to provide value to ARTRA for ARTRA's investment in Emerald common stock and Emerald Junior Debentures. See discussion below and in Note 13 Litigation for remedies being pursued by ARTRA as compensation for the lost value of its investment in Emerald common stock and Emerald Junior Debentures.

On November 2, 1993, ARTRA filed suit in the Circuit Court of the Eighteenth Judicial Circuit for the state of Illinois (the State Court Action") against Salomon Brothers, Inc., Salomon Brothers Holding Company, Inc. (collectively, "Salomon Defendants"), D.P. Kelly & Associates, L.P. ("DPK"), Donald P. Kelly ("Kelly Defendants" along with DPK), Charles K. Bobrinskoy, James F. Massey, William Rifkind and Michael J. Zimmerman. The defendants removed the case to the Bankruptcy Court in which the Emerald Chapter 11 case is pending. On July 15, 1994 all but two of ARTRA's causes of action were remanded to the state court. The Bankruptcy Court maintained jurisdiction of ARTRA's claims against the individual defendants for breaching their fiduciary duty as directors of Emerald to Emerald's creditors and interference with ARTRA's contractual relations with Emerald. On April 7, 1995, the Company's appeal of the Bankruptcy Court's retention of claims was denied.

On November 23, 1994, the Company filed a Second Amended Complaint against the Salomon Defendants and the Kelly Defendants. On December 21, 1994, the Salomon Defendants and the Kelly Defendants brought motions to dismiss ARTRA's Second Amended Complaint in the State Court Action. On February 8, 1995, ARTRA's Second Amended Complaint was dismissed in part, with leave to replead.

On March 10, 1995, ARTRA filed a Third Amended Complaint in the State court Action, pleading causes of action for breach of fiduciary duty, fraudulent misrepresentation and negligent misrepresentation ARTRA seeks in the action compensatory damages of $136.2 million, punitive damages of $408.6 million and approximately $33 million in fees paid to Salomon. On April 13, 1995, the Salomon Defendants and the Kelly Defendants brought motions to dismiss the Company's Third Amended Complaint.

The case is in its early stages and discovery is just beginning. ARTRA cannot predict, with any certainty, the outcome of the suit.

As discussed below in the "Liquidity and Capital Resources" section, on February 5, 1993 the Lori's New Dimensions subsidiary filed a petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Case No. 93 B 40653). On April 9, 1993, New Dimensions' reorganization plan was confirmed by an order of the Bankruptcy Court. On May 3, 1993, the consummation date of the reorganization, New Dimensions emerged from Chapter 11 bankruptcy court protection. On August 18, 1994, as amended effective December 23, 1994, ARTRA, Lori's parent, Fill-Mor Holding, Inc. ("Fill-Mor"), Lori and Lori's operating subsidiaries entered into and agreement with Lori's bank lender to settle obligations due the bank under terms of the bank loan agreements of Lori and its operating subsidiaries and Fill-Mor. Under terms of the amended settlement agreement, Lori's bank lender received all of the assets of New Dimensions and New Dimensions ceased operations effective December 27, 1994. In March, 1995, the remaining indebtedness of Lori and Fill-Mor was discharged, resulting in an additional extraordinary gain to Lori and Fill-Mor in 1995.


Liquidity and Capital Resources

Cash and cash equivalents decreased $1,741,000 during the three months ended March 30, 1995. Cash flows used by financing activities of $2,024,000 and cash flows used by investing activities of $172,000 exceeded cash flows from operating activities of $455,000. Cash flows used by financing activities were attributable to a net reduction of long-term debt principally due to the March 15, 1995 maturity of a $2,500,000 note payable to the Arcar sellers. Cash flows used by investing activities represent net expenditures for plant and equipment and retail fixtures, partially offset by the payment of certain liabilities with funds held in escrow at December 29, 1994. Cash flows from operating activities were principally attributable to an increase in trade credit obligations, partially offset by the Company's loss from operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)



The Company's consolidated working capital deficiency increased $4,887,000 to approximately $65,359,000 during the three months ended March 30, 1995. The increase in working capital deficiency is principally attributable to the company's loss from operations and a net increase in the investment in inventories, financed with principally with trade credit.

At March 30, 1995 the Company's corporate entity was in default of provisions of certain of its credit agreements. Under certain subsidiary debt agreements ARTRA is limited in the amounts it can withdraw from its operating subsidiaries. See Notes 6 and 7 to the Company's condensed consolidated financial statements.

Effective August 18, 1994, as amended effective December 23, 1994, ARTRA, Fill-Mor, Lori and Lori's operating subsidiaries entered into an agreement with Lori's bank lender to settle obligations due the bank under terms of the bank loan agreements of Lori and its operating subsidiaries and Fill-Mor. See Note 5 to the condensed consolidated financial statements and discussion below.


         ARTRA Corporate

At December  30,  1993,  $18,452,000  in ARTRA  notes and  related  loan fees of
$1,107,000 were payable to a bank. On December 31, 1993, a religious organization, currently holding approximately 5.8% of ARTRA's outstanding common stock, made a $2,000,000 short-term loan to the Company with interest at 10%. See Note 6 to the condensed consolidated financial statements for further discussion of this transaction and additional consideration received by the religious organization. The proceeds of this loan were remitted to the bank to pay interest and other costs due through December 31, 1993 and to reduce the principal amount outstanding on the bank notes to $17,063,000.

On March 31, 1994, ARTRA entered into a series of agreements with its primary bank lender and with a private corporation that had guaranteed $2,500,000 of ARTRA's bank notes. Per terms of the agreements, the private corporation purchased $2,500,000 in ARTRA notes from ARTRA's bank thereby reducing the outstanding principal on ARTRA's bank notes to $14,563,000 at March 31, 1994 and the bank released the private corporation from its $2,500,000 loan guaranty. As consideration for purchasing $2,500,000 of ARTRA bank notes, the private corporation received a $2,500,000 note payable from ARTRA bearing interest at the prime rate. See Note 6 to the condensed consolidated financial statements for further discussion of this transaction and additional consideration received by the private corporation. A major shareholder and executive officer of the private corporation is an ARTRA director.

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

As discussed in Note 14 to the condensed consolidated financial statements, Related Party Transactions, ARTRA has total advances due from its president, Peter R. Harvey, of which $3,391,000 and $3,205,000, including accrued interest, remained outstanding at March 30, 1995 and December 29, 1994. The advances bear interest at the prime rate plus 2%. Additionally, in May, 1991, ARTRA's wholly-owned Fill-mor subsidiary made advances to Peter R. Harvey. The advances, made out of a portion of the proceeds of a short-term bank loan bear interest at the prime rate plus 2%. At March 30, 1995 and December 29, 1994, advances of $1,540,000 and $1,510,000, respectively, were outstanding. Commencing January 1, 1993 to date, interest on the ARTRA and Fill-Mor advances has been accrued and fully reserved.

Peter R. Harvey has not received other than nominal compensation for his services as an officer or director of ARTRA or any of its subsidiaries since October of 1990. Additionally, Mr. Harvey has agreed not to accept any compensation for his services as an officer or director of ARTRA or any of its subsidiaries until his obligations to ARTRA, described above, are fully satisfied.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)



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

ARTRA has entered into various agreements under which it has sold its common shares along with options that require ARTRA to repurchase these shares at the option of the holder, principally one year after the date of each agreement. At March 30, 1995, options are outstanding that, if exercised, would require ARTRA to repurchase 379,679 shares of its common stock for an aggregate amount of approximately $4,700,000. ARTRA does not have available funds to satisfy its obligations if these options were exercised. However the holders of redeemable common stock have the option to sell their shares in the market subject to the limitations of Securities Act Rule 144. At its discretion and subject to its financial ability, ARTRA could reimburse the optionholders for any short-fall resulting from such sale.

As discussed in Note 9 to the condensed consolidated financial statements, ARTRA, Bagcraft and Bagcraft's parent BCA Holdings, Inc. ("BCA") have various redeemable preferred stock issues with an aggregate carrying value of approximately $17,500,000 outstanding at March 30, 1995. These redeemable preferred stock issues have various maturity dates commencing in 1997.

Due to its limited ability to receive operating funds from its operating subsidiaries, ARTRA historically has met its operating expenditures with funds generated by such alternative sources as private placements of ARTRA common stock, sales of ARTRA common stock with put options, loans from officers/directors and private investors, as well as through sales of assets and/or other equity infusions. ARTRA plans to continue to seek such alternative sources of funds to meet its future operating expenditures. However, ARTRA does not have available funds to repay the principal amount of its past due bank notes and, as of March 30, 1995, is pursuing a refinancing or restructuring of its bank notes. As a result, ARTRA will continue to have high levels of indebtedness in the future. The level of indebtedness may affect the rate at which or the ability of ARTRA to effectuate the refinancing or restructuring of its bank notes. ARTRA has neither identified any other lender to refinance such obligations nor received any commitment from the bank to further extend the maturity of the notes. On October 25, 1994, ARTRA's bank lender filed suit against ARTRA in the Circuit Court of Cook County, Illinois alleging nonpayment by ARTRA of the amounts due under the above notes payable to the bank. Unless ARTRA receives a commitment from another lender to refinance these obligations or from the bank to extend these obligations past their scheduled maturity dates, of which there can be no assurance, it is anticipated that ARTRA could suffer severe adverse consequences which may include the sale by the bank of all or substantially all of the related collateral. As a result, ARTRA may be forced to liquidate its assets or file for protection under the Bankruptcy Code.

ARTRA's corporate entity has no material commitments for capital expenditures.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)



         Bagcraft

Effective December 17, 1993, Bagcraft refinanced its bank debt by entering into a Credit Agreement that provides for a revolving credit loan and two separate term loans. The term loans were separate two-year facilities initially totaling $12,000,000 (Term Loan A) and $8,000,000 (Term Loan B), bearing interest at the lender's index rate plus 1.75% and 3%, respectively. The principal under Term Loan A is payable at maturity (December 17, 1995), unless accelerated under terms of the Credit Agreement. The principal under Term Loan B ($5,000,000 outstanding at March 30, 1995) is payable in varying monthly installments from January 1, 1994 to December 1, 1995, with the remaining principal balance payable at maturity (December 17, 1995), unless accelerated under terms of the Credit Agreement. At March 30, 1995, interest rates on Term Loan A and Term Loan B were 10.25% and 11.5%, respectively.

The amount available to Bagcraft under the revolving credit loan is subject to a borrowing base, as defined in the agreement, up to a maximum of $18,000,000. At March 30, 1995 and December 29, 1994, approximately $2,700,000 and $450,000, respectively, was available and unused by Bagcraft under the revolving credit loan. The revolving credit loan bears interest at the lender's index rate plus 1.5%. The revolving credit loan is scheduled to become due and payable upon maturity of the Credit Agreement (December 17, 1995), unless accelerated under terms of the Credit Agreement. At March 30, 1995 the interest rate on the revolving credit loan was 10%.

Borrowings under the Credit Agreement are collateralized by substantially all of the assets of Bagcraft. The Credit Agreement contains various restrictive covenants, that among other restrictions, require Bagcraft to maintain minimum levels of tangible net worth and liquidity levels and limit additional loans, dividend payments, capital expenditures and payments to related parties. In addition, the Credit Agreement prohibits changes in ownership of Bagcraft. At March 30, 1995 Bagcraft was not in compliance with certain provisions of its Credit Agreement. Bagcraft is currently negotiating with its lender to amend or restructure the Credit Agreement.

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

         A $7,000,000 promissory note payable in ten installments of $700,000 due annually on July 21 of each year beginning in 1995 through maturity on July 21, 2004. Interest, at varying rates from 4.6% to 6.6%, is payable semi-annually. At March 30, 1995 Bagcraft had borrowed the maximum of $7,000,000 available under this loan agreement.

         A  $5,000,000   subordinated   promissory   note  payable  as  follows:
         $2,000,000  installments due June 30,1998 and June 30, 1999; $1,000,000 due on January 2, 2000. The subordinated promissory note is interest free provided that loan payments are made on a timely basis and no events of default occur under terms of the agreement. At March 30, 1995 Bagcraft had outstanding borrowings of $4,940,000 under this loan agreement.

         A $250,000 subordinated promissory note payable in 240 monthly installments commencing August 1, 1995 through maturity on July 18, 2015. The subordinated promissory note is interest free provided that loan payments are made on a timely basis and no events of default occur under terms of the agreement. March 30, 1995 Bagcraft had borrowed the maximum amount available under this loan agreement.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)



         A $250,000 subordinated promissory note payable January 20, 2005. The subordinated promissory note is interest free provided that loan payments are made on a timely basis and no events of default occur under terms of the agreement. At March 30, 1995 Bagcraft had borrowed the maximum amount available under this loan agreement.


Borrowings under the above loan agreements are collateralized by a first lien on the land and building at the Baxter Springs, Kansas production facility and by a second lien on certain machinery and equipment. At March 30, 1995, approximately $500,000 of borrowings from the above loan agreements is reflected in the Consolidated Balance Sheet in current assets as restricted cash and equivalents. These funds, invested in interest bearing cash equivalents, are restricted for expenditures associated with the Baxter Springs, Kansas project.

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

As discussed in Note 2 to the condensed consolidated financial statements, on April 8, 1994,, Bagcraft completed the acquisition of Arcar for consideration consisting of cash of $2,264,000 and subordinated promissory notes totaling $8,000,000. The promissory notes provide for interest payable quarterly at the prime rate (as defined in the agreement). The promissory notes mature as follows: $2,500,000 payable March 15, 1995; $2,500,000 payable March 15, 1996;
$2,500,000  payable  March  15,  1997;  $500,000  payable  March 15,  1998.  The
$2,500,000 note due March 15, 1995 was funded by a combination of funds from operations and borrowings on Arcar's revolving credit loan. The seller also received a warrant to purchase 177,778 ARTRA common shares at a price of $5.625 per share. Exercise of the warrant is payable only through a reduction of the subordinated promissory notes and accrued interest due the seller under terms of the purchase agreement.

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

The amount available to Arcar under the revolving credit loan is subject to a borrowing base, as defined in the agreement, up to a maximum of $1,500,000. The revolving credit loan bears interest at the prime rate plus .5% and originally became due and payable March 31, 1995, unless accelerated under terms of the Agreement. The revolving credit loan, renewable solely at the discretion of the lender for additional one year periods until maturity of the Agreement (March 31, 1999), has been renewed until March 31, 1996. At March 30, 1995 approximately $1,000,000 was available and unused by Arcar under the revolving credit loan.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)



         Lori

Effective August 18, 1994, as amended December 23, 1994, Lori and Lori's operating subsidiaries (collectively, the "Borrowers"), ARTRA and Fill-Mor entered into an agreement with Lori's bank lender to settle obligations due the bank under terms of the bank loan agreements of Lori and its operating subsidiaries.

Per terms of the Amended Settlement Agreement, borrowings due the bank under the loan agreements of the Borrowers and Fill-Mor (approximately $25,000,000 as of December 23, 1994), plus amounts due the bank for accrued interest and fees were reduced to $10,500,000 as of December 23, 1994 (of which $7,855,000 pertained to Lori's obligation to the bank and $2,645,000 pertained to Fill-Mor's obligation to the bank). Upon the satisfaction of certain conditions of the Amended Settlement Agreement in March 1995, as discussed below, the balance of this indebtedness was discharged.

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

In exchange for the reduction of amounts due the bank, and as additional consideration for the $1,850,000 short-term loan agreement from the non-affiliated corporation, the Borrowers, ARTRA and Fill-Mor agreed to pay the following consideration:

             A) A cash payment to the bank of $1,900,000, which was made in December, 1994.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)



In March, 1995 the $750,000 note due the bank was paid and the remaining indebtedness of Lori and Fill-Mor was discharged, resulting in an additional extraordinary gain to Lori and Fill-Mor of $9,113,000 ($1.35 per share) in the first quarter of 1995. Among other things, ARTRA has agreed to register the ARTRA shares issued in order to enable the ARTRA shares issued to be freely tradeable without restriction on or before July 31, 1995. In the event the shares are not registered by July 31, 1995, the bank has the right to put the 100,000 ARTRA shares back to ARTRA for an exercise price of $500,000. The $750,000 note payment was funded with the proceeds of a $850,000 short-term loan from a director of Lori. The loan provides for interest at the prime rate plus 1%. As consideration for assisting with the debt restructuring, the director received 150,000 Lori common shares valued at $337,500 ($2.25 per share) based upon Lori's closing market value on March 30, 1995.

In recent years, New Dimensions had experienced a pattern of operating losses primarily due to a shift in the buying patterns of its major customers (i.e. certain mass merchandisers) from participation in the New Dimension's service program to purchases of costume jewelry and accessories directly from manufacturers. Accordingly, the assignment to the Company's bank lender of all of the assets of the New Dimensions subsidiary in accordance with terms of the Amended Settlement Agreement, resulted in New Dimensions terminating its operations effective December 27, 1994. New Dimensions termination of operations is not expected to have a material adverse effect on the financial condition, liquidity or results of operations of the Company in the immediate future.

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


The common stock and virtually all the assets of the Company and its operating subsidiaries have been pledged as collateral for the Company's and its operating subsidiaries' bank borrowings. Under its debt agreements the Company is limited in the amounts it can withdraw from its operating subsidiaries. At March 30, 1995 substantially all cash and equivalents on the Company's consolidated balance sheet were restricted to use by and for the Company's operating subsidiaries. Due to the limited ability of the Company to receive funds from its operating subsidiaries, effective July 1, 1989, ARTRA placed a moratorium on the declaration and accrual of dividends on its Lori preferred stock. The moratorium has been extended indefinitely.

During the three months ended March 30, 1995, ARTRA made net advances of $93,000 to Lori. During 1994, ARTRA made net advances to Lori of $2,531,000. The advances consisted of a $1,850,000 short-term note with interest at 10%, the proceeds of which were used to fund the $1,900,000 cash payment to the bank in conjunction with the Amended Settlement Agreement with Lori's bank lender, and certain non-interest bearing advances used to fund Lori working capital requirements..

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)



The Company and its subsidiaries are the defendants in various business-related litigation and environmental matters. See Note 13 to the condensed consolidated financial statements. At March 30, 1995 and December 29, 1994, the Company had accrued $1,400,000 and $1,500,000, respectively, for potential business-related litigation and environmental liabilities. However, as discussed above ARTRA may not have available funds to pay liabilities arising out of these business-related litigation and environmental matters or, in certain instances, to provide for its legal defense. ARTRA could suffer severe adverse consequences in the event of an unfavorable judgment in any of these matters.

At March 30, 1995, the Company and its subsidiaries had Federal income tax loss carryforwards of approximately $91,000,000 available to be applied against future taxable income, if any. ARTRA's tax loss carryforwards of approximately $32,000,000 expire principally in 2003 - 2009. ARTRA's discontinued Ultrasonix and Ratex subsidiaries had Federal income tax loss carryforwards of approximately $11,000,000 available to be applied against future taxable income, if any. Lori has Federal income tax loss carryforwards of approximately $48,000,000 available to be applied against future Lori taxable income, if any, expiring principally in 1995 - 2009. In recent years, the Company has issued shares of its common stock to repay various debt obligations, as consideration for acquisitions, to fund working capital obligations and as consideration for various other transactions. Section 382 of the Internal Revenue Code of 1986 limits a corporation's utilization of its Federal income tax loss carryforwards when certain changes in the ownership of a corporation's common stock occurs. In the opinion of management, the Company is not currently subject to such limitations regarding the utilization of its Federal income tax loss carryforwards. Should the Company continue to issue a significant number of shares of its common stock, it could trigger a limitation that would prevent it from utilizing a substantial portion of its Federal income tax loss carryforwards.


Results of Operations

Three Months Ended March 30, 1995 vs. Three Months Ended March 31, 1994

The assignment to a bank lender of all of the assets of Lori's New Dimensions subsidiary in accordance with terms of the debt settlement agreement, resulted in New Dimensions terminating its operations effective December 27, 1994. The results of operations for the three months ended March 31, 1994 included New
Dimensions net sales of $3,551,000 and operating loss of $485,000. New Dimensions ceased operations effective December 27, 1994

Net sales of $35,075,000 for the three months ended March 30, 1995 were $965,000, or 2.7%, lower than net sales for the three months ended March 31, 1994. Jewelry segment sales decreased $4,325,000, or 46.7%, while packaging segment sales increased approximately $3,360,000 or 12.6%. The 1995 jewelry segment sales decrease is principally attributable the termination of New Dimensions operations effective December 27, 1994 and a soft retail environment in 1995. The 1995 packaging segment sales increase is primarily attributable to 1995 sales of Arcar (acquired in April, 1994) and to increased 1995 selling prices due to the significant increase in paper costs in the second half of 1994.

The Company's cost of sales of $27,539,000 for the three months ended March 30, 1995 increased $876,000 as compared to the three months ended March 29, 1994. Cost of sales in the three months ended March 30, 1995 was 78.5% of net sales compared to a cost of sales percentage of 74.0% for the three months ended March 29, 1994. Jewelry segment cost of sales decreased $2,234,000 in the three months ended March 30, 1995, as compared to three months ended March 31, 1994. Jewelry segment cost of sales was 57.9% of net sales in the three months ended March 30, 1995, as compared to 55.0% of net sales in the three months ended March 31, 1994. The 1995 jewelry segment cost of sales decrease is principally attributable to the decrease in sales volume due to the termination of New Dimensions operations effective December 27, 1994. The cost of sales percentage increase of 2.9% is primarily attributable to a soft retail environment that resulted in depressed operating margins. Packaging segment cost of sales increased $3,110,000 in the three months ended March 30, 1995, as compared to the three months ended March 31, 1994. Packaging segment cost of sales was 81.9% of net sales in the three months ended March 30, 1995, as compared to 80.6% of net sales in the three months ended March 30, 1995. The increase in the packaging segment cost of sales is primarily attributable to the April, 1994 acquisition of Arcar. The increase in the packaging segment cost of sales percentage is primarily attributable to a significant increase in paper costs in the second half of 1994, partially offset by a more favorable product mix in 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)



Selling, general and administrative expenses were $6,892,000 in the three months ended March 30, 1995 as compared to $8,280,000 in the three months ended March 31, 1994. Selling, general and administrative expenses were 19.6% of net sales in the three months ended March 30, 1995 as compared to 23.0% of net sales in the three months ended March 31, 1994. The decrease in selling, general and administrative expenses is principally attributable to the termination of New Dimensions operations effective December 27, 1994 partially offset by the April, 1994 acquisition of Arcar.

Operating loss in the three months ended March 30, 1995 was $665,000 as compared to operating loss of $357,000 in the three months ended March 31, 1994. The jewelry segment incurred an operating loss of $186,000 as compared to operating loss of $773,000 in the three months ended March 31, 1994. The decreased 1995 operating loss is principally attributable to New Dimensions, which terminated operations effective December 27, 1994. Packaging segment operations broke even in the three months ended March 30, 1995, as compared to operating earnings of $805,000 in the three months ended March 31, 1994. The 1995 packaging segment operating earnings decrease is principally attributable to a significant increase in paper costs in the second half of 1994, partially offset by a more favorable product mix in 1995.

Interest expense in the three months ended March 30, 1995 decreased $304,000 as compared to the three months ended March 29, 1994. The 1995 decrease is principally due to due costs and fees incurred in connection with the series of agreements ARTRA entered into on March 31, 1994 with its primary bank lender and with the non-affiliated corporation that guaranteed $2,500,000 of ARTRA bank notes. See Note 6 to the condensed consolidated financial statements.

The 1995 extraordinary credit represents a net gain from discharge of bank indebtedness. No income tax expense is reflected in the Company's financial statements resulting from the extraordinary credit due to the utilization of tax loss carryforwards. Due to the Company's tax loss carryforwards and the uncertainty of future taxable income, no income tax benefit was recognized in connection with the Company's 1994 pre-tax loss.



Seasonality

Retail sales of the Company's jewelry segment products are higher during the Spring (February through April) and Christmas seasons (September through December). As a result of these seasonal factors, the Company's inventories of finished goods reach peak levels just prior to these periods and are generally lower during the balance of the year.



Impact of Inflation and Changing Prices

Inflation has become a less significant factor in our economy; however, to the extent permitted by competition, the Company generally passes increased costs to its customers by increasing sales prices over time.

                          PART II - OTHER INFORMATION





Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


                  (a)      Exhibits


                           EXHIBIT 11

                   Computation of earnings per share and equivalent share of common stock for the three months ended March 30, 1995 and March 31, 1994.



                  (b)      Reports on Form 8-K:

                   On January 3, 1995 the Company filed Form 8-K to report the December 13, 1994 notification of certain defaults by the Company's 64.3% owned subsidiary The Lori Corporation and its operating subsidiaries under the August Debt Settlement
                   Agreement with a bank. Effective December 23, 1994, the parties entered into an Amended Settlement Agreement to discharge certain indebtedness due the bank.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.






                                            ARTRA GROUP INCORPORATED
                                          ----------------------------
                                                  Registrant







Dated:   May 18, 1995                           JAMES D. DOERING
- - ---------------------              ------------------------------------------
                                   Vice President and Chief Financial Officer