Form 10-Q
period 1995-06-29
ARTRA GROUP INC
filed 1995-08-21
CIK 200243

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 1995

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to

                         Commission file number 1-3916


                            ARTRA GROUP INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Pennsylvania                               25-1095978
     --------------------------------                  -----------------
       State or other jurisdiction                      I.R.S. Employer
     of incorporation or organization                  Identification No.


   500 Central Avenue, Northfield, IL                        60093
 --------------------------------------                     --------
 Address of principal executive offices                     Zip Code

 Registrant's telephone number, including area code:   (708) 441-6650


                                 Not Applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at July 31, 1995
  -------------------------------              ----------------------------
  Common stock, without par value                       6,730,423

                            ARTRA GROUP INCORPORATED

                                     INDEX




                                                                       Page
                                                                      Number
                                                                      ------

PART I       FINANCIAL INFORMATION

  Item 1.    Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets
               June 29, 1995 and December 29, 1994                       2

             Condensed Consolidated Statements of Operations
               Three Months and Six Months Ended
               June 29, 1995 and June 30, 1994                           4

             Condensed Consolidated Statement of Changes
               in Shareholders' Equity (Deficit)
               Six Months Ended June 29, 1995                            5

             Condensed Consolidated Statements of Cash Flows
               Six Months Ended June 29, 1995 and June 30, 1994          6

             Notes to Consolidated Financial Statements                  7


  Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations            25



PART II      OTHER INFORMATION

  Item 6.      Exhibits and Reports on Form 8-K                         39



SIGNATURES                                                              40


                                 ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (Unaudited in thousands)



                                                                            June 29, December 29,
                                                                               1995      1994
                                                                             -------   -------

                                               ASSETS
Current assets:
   Cash and equivalents ..................................................   $   420   $ 2,070
   Restricted cash and equivalents .......................................       546     1,324
   Receivables, less allowance for  doubtful accounts
      and markdowns of $1,289 in 1995 and $1,654 in 1994 .................    12,817    13,707
   Inventories ...........................................................    23,669    20,268
   Other .................................................................     1,311     1,148
                                                                             -------   -------
               Total current assets ......................................    38,763    38,517
                                                                             -------   -------

Property, plant and equipment ............................................    49,487    48,150
Less accumulated depreciation and amortization ...........................    19,027    17,110
                                                                             -------   -------
                                                                              30,460    31,040
                                                                             -------   -------

Other assets:
   Excess of cost over net assets acquired,
      net of accumulated amortization of $8,637 in 1995 and $7,934 in 1994    11,592    19,076
   Other .................................................................     1,477     4,796
                                                                              13,069    23,872
                                                                             -------   -------
                                                                             $82,292   $93,429
                                                                             =======   =======

The accompanying notes are an integral part of the condensed consolidated financial statements.


                                 ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited in thousands, except share data)


                                                                                       June 29,    December 29,
                                                                                         1995         1994
                                                                                      ---------    -----------
                                             LIABILITIES

Current liabilities:
   Notes payable, including amounts due to related parties
      of $6,586 in 1995 and $5,669 in 1994 ........................................   $  27,763    $  28,053
   Current maturities of long-term debt ...........................................      37,839       37,521
   Accounts payable ...............................................................      21,390       16,788
   Accrued expenses ...............................................................      16,912       16,533
   Income taxes ...................................................................         303           94
                                                                                      ---------    ---------
               Total current liabilities ..........................................     104,207       98,989
                                                                                      ---------    ---------

Long-term debt ....................................................................      17,201       19,673
Debt subsequently discharged ......................................................       9,750
Other noncurrent liabilities ......................................................       1,479        1,463
Commitments and contingencies

Redeemable common stock,
   issued 369,679 shares in 1995 and 279,679 shares in 1994 .......................       4,736        4,144
ARTRA redeemable preferred stock payable to a related party,
   $1,000 par value; Series A, 6% cumulative payment-in-kind, including  accumulated dividends, net of unamortized discount of of $1,712 in 1995 and $1,842 in 1994; redeemable March 1, 2000 at $1,000 per share plus accrued dividends;
   authorized 2,000,000 shares all series; issued 3,750 shares ....................       3,407        3,129
Bagcraft redeemable preferred stock payable to a related party, cumulative $.01 par value, 13.5%; including accumulated dividends; redeemable in 1997 with a liquidation preference equal to $100 per share;
   50,000 shares authorized and issued ............................................      10,456       10,119
BCA Holdings preferred stock payable to a related party, $1.00 par value, Series A,
    6% cumulative; including accumulated dividends; liquidation preference of
    $1,000 per share; 10,000 shares authorized; issued 3,675 shares ...............       4,032        3,922

                                                   SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, no par value; authorized 7,500,000 shares;
   issued 6,417,782  shares in 1995 and 6,455,602 shares in 1994 ..................       5,091        5,052
Additional paid-in capital ........................................................      36,365       36,613
Receivable from related party, including accrued interest .........................      (4,340)      (4,100)
Accumulated deficit ...............................................................     (99,537)     (94,520)
                                                                                      ---------    ---------
                                                                                        (62,421)     (56,955)
Less treasury stock (57,038 shares), at cost ......................................         805          805
                                                                                      ---------    ---------
                                                                                        (63,226)     (57,760)
                                                                                      ---------    ---------
                                                                                      $  82,292    $  93,429
                                                                                      =========    =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)



                                                                        Three Months Ended              Six Months Ended
                                                                       --------------------            --------------------
                                                                    June 29, 1995 June 30, 1994     June 29, 1995 June 30, 1994
                                                                       --------    --------            --------    --------

Net sales ..........................................................   $ 37,463    $ 38,773            $ 72,538    $ 74,813
                                                                       --------    --------            --------    --------

Costs and expenses:
   Cost of goods sold, exclusive of depreciation and amortization ..     30,489      29,272              58,028      55,935
   Selling, general and administrative .............................      7,124       8,369              14,016      16,649
   Depreciation and amortization ...................................      1,465       1,634               2,774       3,088
   Goodwill impairment .............................................      6,430       6,430
                                                                       --------    --------            --------    --------
                                                                         45,508      39,275              81,248      75,672
                                                                       --------    --------            --------    --------

Operating loss .....................................................     (8,045)       (502)             (8,710)       (859)
                                                                       --------    --------            --------    --------

Other income (expense):
   Interest expense ................................................     (2,326)     (2,443)             (4,521)     (4,942)
   Other income, net ...............................................          9         (52)                 13         (14)
                                                                       --------    --------            --------    --------
                                                                         (2,317)     (2,495)             (4,508)     (4,956)
                                                                       --------    --------            --------    --------

Loss from operations before income taxes and minority interest .....    (10,362)     (2,997)            (13,218)     (5,815)
Provision for income taxes .........................................        (14)        (43)                (24)        (64)
Minority interest ..................................................       (224)       (224)               (448)       (442)
                                                                       --------    --------            --------    --------
Loss before extraordinary credit ...................................    (10,600)     (3,264)            (13,690)     (6,321)
Extraordinary credit, net discharge of indebtedness ................                  9,113
                                                                       --------    --------            --------    --------
Net earnings (loss) ................................................    (10,600)     (3,264)             (4,577)     (6,321)
Dividends applicable to redeemable preferred stock .................       (143)       (131)               (278)       (254)
Reduction of retained earnings applicable to redeemable common stock        (84)        (77)               (162)       (120)
                                                                       --------    --------            --------    --------
Earnings (loss) applicable to common shares ........................   ($10,827)   ($ 3,472)            ($5,017)    ($6,695)
                                                                       ========    ========             =======     =======

Earnings (loss) per share:
   Loss before extraordinary credit ................................   ($  1.61)   ($  0.66)            ($ 2.10)    ($ 1.28)
   Extraordinary credit ............................................                                       1.35
                                                                       --------    --------            --------    --------
               Net earnings (loss) .................................   ($  1.61)   ($  0.66)            ($ 0.75)    ($ 1.28)
                                                                       ========    ========             =======     =======

Weighted average number of shares of common stock and
   common stock equivalents outstanding ............................      6,724       5,243               6,705       5,215
                                                                       ========    ========             =======     =======


The accompanying notes are an integral part of the condensed consolidated financial statements.


                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                  (Unaudited in thousands, except share data)






                                                                                                                         Total
                                               Common Stock       Additional  Receivable              Treasury Stock   Shareholders'
                                           --------------------    Paid-in     Related   Accumulated  --------------     Equity
                                             Shares     Dollars     Capital     Party     (Deficit)   Shares  Dollars   (Deficit)
                                           ---------    -------    --------    -------    --------    ------   -----    --------

Balance at December 29, 1994 ..........    6,455,602    $ 5,052    $ 36,613    ($4,100)   ($94,520)   57,038   ($805)   ($57,760)
   Net earnings .......................                                                     (4,577)                       (4,577)
   Reclassification of
     redeemable common stock ..........     (100,000)                  (500)                                                (500)
   Common stock issued to
     pay liabilities ..................       43,182         33         175                                                  208
   Net (increase) decrease in
     receivable from related party,
     including accrued interest .......                                           (240)                                     (240)
   Redeemable common stock put
     option exercised .................                      (8)          8
   Exercise of stock options ..........       12,100          9          39                                                   48
   Redeemable common stock accretion ..                                                       (162)                         (162)
   Redeemable preferred stock dividends                                                       (278)                         (278)
   Common stock issued as compensation         6,898          5          30                                                   35
                                           ---------    -------    --------    -------    --------    ------   -----    --------
Balance at June 29, 1995 ..............    6,417,782    $ 5,091    $ 36,365    ($4,340)   ($99,537)   57,038   ($805)   ($52,353)
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


                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited in thousands)



                                                                         Six Months Ended
                                                                       --------------------
                                                                        June 29,   June 30,
                                                                          1995        1994
                                                                       --------    --------

Net cash flows from (used by) operating activities, ................   ($   722)   ($ 2,458)
                                                                       --------    --------

Cash flows from investing activities:
   Additions to property, plant and equipment ......................     (1,480)     (6,066)
   Retail fixtures .................................................       (610)       (199)
   Acquisition of Arcar ............................................                 (2,264)
   Proceeds from collection of Welch notes .........................      3,000
   Payment of liabilites with restricted cash ......................        550
   (Increase) decrease in unexpended plant construction funds ......        228      (3,818)
                                                                       --------    --------
Net cash flows used by investing activities ........................      1,688     (12,347)
                                                                       --------    --------

Cash flows from financing activities:
   Net increase (decrease) in short-term debt ......................       (142)     (1,153)
   Proceeds from long-term borrowings ..............................     66,529      49,516
   Reduction of long-term debt .....................................    (68,938)    (33,253)
   Other ...........................................................        (65)         39
                                                                       --------    --------
Net cash flows from (used by) financing activities .................     (2,616)     15,149
                                                                       --------    --------

Increase (decrease) in cash and cash equivalents ...................     (1,650)        344
Cash and equivalents, beginning of period ..........................      2,070       1,060
                                                                       --------    --------
Cash and equivalents, end of period ................................   $    420    $  1,404
                                                                       ========    ========



Supplemental cash flow information: Cash paid during the period for:
  Interest .........................................................   $  2,831    $  2,619
  Income taxes paid, net ...........................................          7          46


Supplemental schedule of noncash investing and financing activities:
     Notes issued as consideration for Arcar acquisition ...........                  8,000
    Issue common stock and redeemable common stock
       to pay down current liabilities .............................        205         118


The accompanying notes are an integral part of the condensed consolidated financial statements.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.       FINANCIAL RESTRUCTURING AND BASIS OF PRESENTATION

ARTRA Group Incorporated and its majority-owned subsidiaries (hereinafter "ARTRA" or the "Company") principally operate in two industry segments as: 1) a manufacturer of packaging products principally serving the food industry; and 2) a designer and distributor of popular-priced fashion costume jewelry and accessories. The packaging products business is conducted by the Company's wholly-owned subsidiary, Bagcraft Corporation of America ("Bagcraft"). The jewelry business in 1995 is conducted by the 62.6% owned subsidiary, The Lori Corporation ("Lori"), through its two wholly-owned subsidiaries Lawrence Jewelry Corporation ("Lawrence") and Rosecraft, Inc. ("Rosecraft").

The Company's condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position as of June 29, 1995, and the results of operations and changes in cash flows for the periods ended June 29, 1995 and June 30, 1994. The Company has suffered recurring losses from operations and has a net capital deficiency. As a result of these factors, the Company has experienced difficulty in obtaining adequate financing to replace certain current credit arrangements, certain of which are in default, to fund its debt service and liquidity requirements in 1995. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 7, Notes Payable, and Note 8, Long Term Debt, for further discussion of the status of credit arrangements and restrictions on the ability of operating subsidiaries to fund ARTRA corporate obligations. Due to its limited ability to receive operating funds from its operating subsidiaries, ARTRA has historically met its operating expenditures with funds generated by such alternative sources as private placements of ARTRA common stock, sales of ARTRA common stock with put options, loans from officers/directors and private investors, as well as through sales of assets and/or other equity infusions. ARTRA plans to continue to seek such alternative sources of funds to meet its future operating expenditures.

On July 31, 1995, ARTRA and Bagcraft, entered into a letter of intent to sell the business assets, subject to the buyer's assumption of certain liabilities, of Bagcraft's wholly-owned Arcar Graphics, Inc. ("Arcar") subsidiary. Arcar is a manufacturer and distributor of waterbase inks. The purchase price shall be cash of $21,000,000 payable at closing and the buyer's assumption of certain liabilities. Consummation of the transaction is subject to certain conditions, including performance of the buyer's due diligence, buyer's financing of the acquisition and negotiation of a definitive asset purchase agreement. ARTRA expects to use the net proceeds to pay down certain debt obligations, with the balance to be used for working capital.

In June 1995 ARTRA entered into an agreement to settle amounts due ARTRA by the former Welch Vacuum Technology ("Welch") subsidiary under terms of a noncompetition agreement and a subordinated note in the principal amount of $2,500,000 received by ARTRA as part of the proceeds from the 1989 sale of Welch. Per terms of the settlement agreement, ARTRA received cash of $3,000,000 and a subordinated note in the principal amount of $640,000 payable June 30, 2001. The cash proceeds were used for a $2,500,000 reduction of amounts due on certain ARTRA bank notes, with the remainder used for working capital. In conjunction with this transaction, ARTRA entered into a letter agreement with the bank whereby the bank agreed to not to exercise any of its rights and remedies with respect to amounts due the bank under its ARTRA notes (see Note 7) and certain obligations of ARTRA's president, Peter R. Harvey. In exchange for a payment of $5,700,000, to be paid with ARTRA's share of the proceeds from the sale of Arcar, the bank agreed to discharge all amounts due the bank by ARTRA and to sell the obligations of Peter R. Harvey due the bank to ARTRA. Upon consummation of this transaction, ARTRA will recognize a gain on the discharge of this indebtedness.

ARTRA intends to continue to negotiate with its creditors to extend due dates to allow ARTRA to maximize value from possible sale of assets and to explore various other sources of funding to meet its future operating expenditures. If ARTRA is unable to negotiate extensions with its creditors and complete the above mentioned transactions, ARTRA could suffer severe adverse consequences, and as a result, ARTRA may be forced to liquidate its assets or file for protection under the Bankruptcy Code.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

As discussed in Note 6, on August 18, 1994, as amended December 23, 1994, ARTRA, Lori, Lori's parent, Fill-Mor Holding, Inc. ("Fill-Mor"), a wholly-owned subsidiary of the Company, and Lori's operating subsidiaries, (including New Dimensions Accessories, Ltd., "New Dimensions", which terminated operations effective December 27, 1994) entered into an agreement with Lori's bank lender to settle obligations due the bank under terms of the bank loan agreements of Lori and its operating subsidiaries and Fill-Mor resulting in a partial discharge of indebtedness to Lori and its operating subsidiaries in December, 1994. In March, 1995, the remaining indebtedness of Lori and Fill-Mor was discharged, resulting in an additional extraordinary gain to Lori and Fill-Mor recognized in 1995.

At March 30, 1995 and at December 31, 1994, Lori had anticipated that the restructuring of its debt (see Note 6), along with a consolidation and restructuring of its operations in order to reduce overhead costs and improve operational efficiencies, would permit it to obtain a sufficient level of borrowings to fund its capital requirements in 1995. During the second quarter of 1995, due primarily to competitive conditions in the costume jewelry industry, Lori's operating subsidiaries experienced a reduction in business with certain major customers. Additionally, Lori's operating subsidiaries discontinued certain unprofitable programs with other customers resulting in charges to operations for merchandise credits and inventory valuation allowances totaling $450,000. Due to the continued losses from operations and the inability of the Company to obtain conventional bank financing, the Company determined that Lori's remaining goodwill balance could no longer be recovered over its remaining life through forecasted future operations. Accordingly, the Company recorded a charge against operations of $6,430,000 ($.96 per share) to write-off all of the goodwill of Lori and its costume jewelry operations (see Note 5).

During June, 1995, Lori entered into a series of agreements with certain unaffiliated investors that provided for $700,000 of short-term loans due January 1, 1996. In August, 1995 Lori obtained a credit facility for the factoring of the accounts receivable of its costume jewelry operations. Borrowings under the credit facility are collateralized by the accounts receivable, inventory and equipment of Lori's operating subsidiaries and guaranteed by Lori. Lori continues to search for additional funding to meet its capital requirements for the remainder of 1995 and beyond, either through borrowings or equity infusions. Additionally, Lori is attempting to increase sales through the solicitation of new customers and the addition of new programs with existing customers such that operating results will improve. However, there can be no assurance that such efforts will result in increased sales and operating profits. If Lori is unable to obtain additional working capital borrowings or equity infusions to fund its operations in for the remainder of 1995 and beyond, and improve the results of operations, it may be forced to liquidate its assets or file for protection under the Bankruptcy Code.

Lori's business plan for the remainder of 1995 is based on the continued dependence upon certain major customers which include Target Stores, Walgreens and Wal-Mart. Lori does not have sales contracts with its customers.

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


2.   ARCAR GRAPHICS, INC.

In March, 1994, Bagcraft entered into an agreement to purchase the business assets, subject to buyer's assumption of certain liabilities, of Arcar, a manufacturer and distributor of waterbase inks, for consideration of $10,264,000 consisting of

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES
cash of $2,264,000 and subordinated promissory notes totaling $8,000,000. In addition to the initial consideration, the purchase price may be increased based upon Arcar's cumulative earnings, as defined in the purchase agreement, for the period from January 1, 1994 until December 31, 1997 ("earnout compensation"). The earnout compensation, if applicable, is payable on or before January 2, 1999 along with interest thereon at the prime rate for the period January 1, 1998 until final payment. The seller also received a warrant to purchase 177,778 ARTRA common shares at a price of $5.625 per share, the market value at the date of grant. Exercise of the warrant is payable only through a reduction of the subordinated promissory notes and accrued interest due the seller under terms of the purchase agreement. The acquisition of Arcar, completed on April 8, 1994, was accounted for by the purchase method and, accordingly, the assets and liabilities of Arcar were included in ARTRA's financial statements at their estimated fair market value at the date of acquisition.

On July 31, 1995, ARTRA and Bagcraft, entered into a letter of intent to sell the business assets, subject to the buyer's assumption of certain liabilities, of Arcar. The purchase price shall be cash of $21,000,000 payable at closing and the buyer's assumption of certain liabilities. Consummation of the transaction is subject to certain conditions, including performance of the buyer's due diligence, buyer's financing of the acquisition and negotiation of a definitive asset purchase agreement. ARTRA expects to use the net proceeds to pay down certain debt obligations, with the balance to be used for working capital.


3.       INVENTORIES

         Inventories (in  thousands) consist of:

                                            June 29,  December 29,
                                              1995        1994
                                            -------     -------

               Raw materials and supplies   $ 6,179     $ 7,041
               Work in process ..........       179         877
               Finished goods ...........    17,311      12,350
                                            -------     -------
                                            $23,669     $20,268
                                            =======     =======


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

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

On December 17, 1993 the Bankruptcy Court confirmed the First Amended Joint Plan of Reorganization as twice modified (the "Plan") with respect to Envirodyne and certain of its subsidiaries. The confirmation of the Plan was affirmed by the United States District Court for the Northern District of Illinois on December 28, 1993 and Envirodyne and certain of its subsidiaries emerged from Chapter 11 on December 31, 1993, the Effective Date. A notice of appeal to the United States Court of Appeals for the Seventh Circuit was thereafter filed by certain holders of Envirodyne's 13.5% Subordinated Notes Due 1996. Envirodyne has filed a motion, which is currently pending, to dismiss the appeal. Confirmation of the Plan was affirmed on appeal. The Emerald Chapter 11 case is still pending although ARTRA has moved to dismiss that case.

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

On November 2, 1993, ARTRA filed suit in the Circuit Court of the Eighteenth Judicial Circuit for the state of Illinois (the State Court Action") against Salomon Brothers, Inc., Salomon Brothers Holding Company, Inc., Charles K. Bobrinskoy, Michael J. Zimmerman (collectively, "Salomon Defendants"), D.P. Kelly & Associates, L.P. ("DPK"), Donald P. Kelly ("Kelly Defendants" along with
DPK), James F. Massey and William Rifkind. On November 22, 1993, ARTRA filed a First Amended Complaint. The defendants removed the case to the Bankruptcy Court in which the Emerald Chapter 11 case is pending. On July 15, 1994 all but two of ARTRA's causes of action were remanded to the state court. The Bankruptcy Court maintained jurisdiction of ARTRA's claims against the individual defendants for breaching their fiduciary duty as directors of Emerald to Emerald's creditors and interference with ARTRA's contractual relations with Emerald. On April 7, 1995, the Company's appeal of the Bankruptcy Court's retention of claims was denied. On July 26, 1995, the Bankruptcy Court entered an order dismissing these claims. On August 4, 1995, ARTRA filed its Notice of Appeal of the Bankruptcy Court's order.

On November 23, 1994, the Company filed a Second Amended Complaint against the Salomon Defendants and the Kelly Defendants. On December 21, 1994, the Salomon Defendants and the Kelly Defendants brought motions to dismiss ARTRA's Second Amended Complaint in the State Court Action. On February 8, 1995, ARTRA's Second Amended Complaint was dismissed in part, with leave to replead.

On March 10, 1995, ARTRA filed a Third Amended Complaint in the State court Action. On April 13, 1995, the Salomon Defendants and the Kelly Defendants brought motions to dismiss the Company's Third Amended Complaint. On June 8, 1995, the Third Amended Complaint was dismissed in part, with leave to replead.

On July 19, 1995, ARTRA filed a Fourth Amended Counterclaim in the State Court Action for breach of fiduciary duty, fraudulent misrepresentation, negligent misrepresentation, breach of contract and promissory estopel. In the State Court Action, ARTRA seeks compensatory damages of $136.2 million, punitive damages of $408.6 million and approximately $33 million in fees paid to Salomon.

The case is in its early stages and discovery is just beginning. ARTRA cannot predict, with any certainty, the outcome of the suit.


5.       GOODWILL IMPAIRMENT

The net assets of a purchased business are recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of net assets acquired (goodwill) is reflected as intangible assets and was amortized on a straight-line basis principally over a period of 40 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through forecasted future operations.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

At March 31, 1995 and at December 31, 1994, Lori's business plan had anticipated that the restructuring of its debt (see Note 6), along with a consolidation and restructuring of its operations would permit it to obtain a sufficient level of borrowings to fund its capital requirements in 1995 and beyond. With the above business plan in place, funded by an adequate level of conventional working capital borrowings, it was anticipated that future cash flows from operations would be sufficient to recover the carrying value of the Lori's goodwill.

During the second quarter of 1995, due primarily to competitive conditions in the costume jewelry industry, Lori's operating subsidiaries experienced a reduction in business with certain major customers. Additionally, Lori's operating subsidiaries discontinued certain unprofitable programs with other customers resulting in charges to operations for merchandise credits and inventory valuation allowances totaling $450,000. Due to the continued losses from operations and the inability of Lori to obtain conventional bank financing, the Lori determined that its remaining goodwill balance could no longer be recovered over its remaining life through forecasted future operations. Accordingly, the Company recorded a charge against operations of $6,430,000 ($.96 per share) to write-off all of the goodwill of Lori and its costume jewelry operations at June 29, 1995.


6.       DEBT RESTRUCTURING

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

Among other things, ARTRA has agreed to register the ARTRA shares issued in order to enable the ARTRA shares issued to be freely tradeable without restriction on or before July 31, 1995. Additionally, the Settlement Agreement required ARTRA to advance $400,000 to Lori which, along with $150,000 of the ARTRA $1,850,000 short-term loan agreement

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES noted above, was deposited in trust at December 29, 1994. This deposit was used to fund the installment payment due December 31, 1994 for unsecured claims arising from the May 3, 1993 reorganization of New Dimensions. The installment payment was made in January, 1995.

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


          Amounts due the bank under loan agreements
            of Lori and its operating subsidiaries and Fill-Mor .   $ 25,394
          Less amounts due the bank   at  December 29, 1994 .....    (10,500)
                                                                    --------
          Bank debt discharged ..................................     14,894
          Accrued interest and fees discharged ..................      3,635
          Other liabilities discharged ..........................      1,985
          Less consideration to the bank per terms of the
            amended settlement agreement
                Cash ............................................     (1,900)
                ARTRA common stock ..............................     (2,500)
                New Dimensions assets assigned to the bank
                  at estimated fair market value ................     (7,149)
                                                                    --------
                        Net extraordinary gain ..................   $  8,965
                                                                    ========

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

          Amounts due the bank under loan agreements
             of Lori and its operating subsidiaries and Fill-Mor   $ 10,500
          Less amounts due the bank ............................       (750)
                                                                   --------
          Bank debt discharged .................................      9,750
          Less fair market value of  Lori common stock
              issued as consideration for the debt restructuring       (337)
          Other fees and expenses ..............................       (300)
                                                                   --------
                   Net extraordinary gain ......................   $  9,113
                                                                   ========

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

7.       NOTES PAYABLE

Notes payable (in thousands) consist of:

                                                           June 29, December 29,
                                                              1995      1994
                                                            -------   -------

ARTRA bank notes payable, at various interest rates .....   $16,008   $18,508
Amounts due to related parties, interest from 8.5% to 12%     6,586     5,669
Other, interest from 8% to 20% ..........................     5,169     3,876
                                                            -------   -------
                                                            $27,763   $28,053
                                                            =======   =======


         ARTRA

At December 30, 1993, $18,452,000 in ARTRA notes and related loan fees of $1,107,000 were payable to a bank. The notes provided for interest at the prime rate. These bank notes are collateralized by, among other things, 100% of the common stock of ARTRA's BCA Holdings, Inc. ("BCA") subsidiary, the parent of Bagcraft, and a secondary position on the assets of BCA, payments due under a noncompetition agreement with the Company's former Welch subsidiary and by a subordinated note in the principal amount of $2,500,000 received by ARTRA as part of the proceeds from the sale of Welch. Additionally, the bank notes are collateralized by a $5,500,000 personal guaranty of a private investor and, prior to March 31, 1994 as discussed below, the bank notes were collateralized by a $2,500,000 guaranty of a private corporation. A major shareholder and executive officer of the private corporation is an ARTRA director. As additional compensation, the private investor is receiving 1,833 shares of ARTRA common stock for each month the guaranty is outstanding and the private corporation received 833 shares of ARTRA common stock for each month the guaranty was outstanding. Among other things, the bank notes prohibit the payment of cash dividends by ARTRA.

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

On March 31, 1994, ARTRA entered into a series of agreements with its bank lender and with the private corporation noted above that had guaranteed $2,500,000 of ARTRA's bank notes. Per terms of the agreements, the private corporation purchased $2,500,000 of ARTRA notes from ARTRA's bank thereby reducing the outstanding principal on ARTRA's bank notes to $14,563,000 and the bank released the private corporation from its $2,500,000 loan guaranty. The ARTRA bank notes and related loan fees were payable on September 30, 1994. Interest on the bank notes continues to accrue at the prime rate (8.5% at June 29, 1995 and December 29, 1994) and is payable quarterly. Interest on the bank notes has been paid through June 14, 1994. Effective March 31, 1994, ARTRA pledged, as additional collateral for its bank notes, any and all net proceeds arising from its lawsuit against Salomon Brothers, Inc., Salomon Brothers Holding Company Inc. (collectively, "Salomon") D.P. Kelly & Associates, L.P. ("Kelly") and all of the directors of Emerald for breaches of fiduciary duty by the directors of Emerald, induced by Salomon and Kelly, in connection with the reorganization of Envirodyne as discussed in Note 4. As consideration for purchasing $2,500,000 of ARTRA bank notes, the private corporation received a $2,500,000 note payable from ARTRA bearing interest at the prime rate.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

As additional consideration, the private corporation has received an option to put back to ARTRA the 49,980 shares of ARTRA common stock received as compensation for its former $2,500,000 ARTRA loan guaranty at a price of $15.00 per share. The put option is exercisable on the later of the day that the $2,500,000 note payable to the private corporation becomes due or the date the ARTRA bank notes have been paid in full. The option price increases by $2.25 per share annually ($17.81 per share at June 29, 1995). The $2,500,000 note payable to the private corporation is reflected in the above table as amounts due to related parties.

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

In June 1995 ARTRA entered into an agreement to settle amounts due ARTRA by the former Welch subsidiary under terms of a noncompetition agreement and a subordinated note in the principal amount of $2,500,000 received by ARTRA as part of the proceeds from the 1989 sale of Welch. Per terms of the settlement agreement, ARTRA received cash of $3,000,000 and a subordinated note in the principal amount of $640,000 payable June 30, 2001. The cash proceeds were used for a $2,500,000 reduction of amounts due on the above ARTRA bank notes to $12,063,000 at June 29, 1995, with the remainder used for working capital. In conjunction with this transaction, ARTRA entered into a letter agreement with the bank whereby the bank agreed to not to exercise any of its rights and remedies with respect to amounts due the bank under its ARTRA notes and certain obligations of ARTRA's president, Peter R. Harvey. In exchange for a payment of $5,700,000, to be paid with ARTRA's share of the proceeds from the sale of Arcar, the bank agreed to discharge all amounts due the bank by ARTRA and to sell the obligations of Peter R. Harvey due the bank to ARTRA. Upon consummation of this transaction, ARTRA will recognize a gain on the discharge of this indebtedness.

Effective May 14, 1991, ARTRA, through its wholly-owned Fill-Mor subsidiary, entered into a loan agreement with a bank providing for borrowings of up to $2,500,000 with interest at the prime rate plus 2%, of which $2,200,000 was outstanding at December 29, 1994. The loan was collateralized by ARTRA's interest in Lori common stock and preferred stock, by the proceeds of a tax sharing agreement between ARTRA and its Bagcraft subsidiary and by ARTRA's interest in Fill-Mor's common stock. At December 29, 1994, borrowings on this note were reclassified as amounts due under the debt restructuring agreement discussed in Note 6. In March, 1995, borrowings due under this loan agreement were discharged.

A $3,600,000 bank note payable due December 31, 1990, has not been paid. However, the bank has not demanded payment. This loan is collateralized by a $2,500,000 guarantee of Peter R. Harvey, ARTRA's president.

An ARTRA bank note with outstanding borrowings of $345,000 at June 29, 1995 and December 29, 1994 is guaranteed by a private company. Interest on the note is at the prime rate plus 2% (11.0% at June 29, 1995 and 10.5% at December 29, 1994).


         Amounts Due To Related Parties

In January, 1995, John Harvey loaned ARTRA $100,000 evidenced by an unsecured 60 day note bearing interest at 8%. As additional compensation for the loan, John Harvey received a warrant to purchase 6,000 ARTRA common shares at $4.75 per share based upon the market value of ARTRA's common stock at the date of issuance. The warrant expires five years from the date of issuance. Terms of the note provide for the issuance of additional warrants to purchase ARTRA common shares, as determined by the number of days the loan is outstanding. In April, 1995, John Harvey made additional advances to ARTRA totaling $33,000 and as consideration for all outstanding advances, received additional warrants to purchase 11,667 shares of ARTRA common stock at $3.75 per share based upon the market value of ARTRA's common stock at the date of issuance. At June 29, 1995 and December 29, 1994, total outstanding borrowings from John Harvey were $175,000 and $42,000, respectively.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

At March 30, 1995, amounts due to related parties included a $850,000 short-term loan from a director of Lori. The loan provides for interest at the prime rate plus 1%. As consideration for assisting with the debt restructuring, the director received 150,000 Lori common shares valued at $337,500 ($2.25 per share) based upon Lori's closing market value on March 30, 1995. The principal amount of the loan was reduced to $775,000 at June 29, 1995 and further reduced to $750,000 at July 31, 1995. The remaining loan principle was not repaid on its scheduled to maturity date of July 31, 1995. Per terms of the loan agreement, the Lori director received an additional 50,000 Lori common shares as compensation for the non-payment of the loan at its scheduled maturity. The due date of the loan was subsequently extended to September 30, 1995 and the Lori director received an additional 50,000 Lori common shares as consideration for the loan extension.

At June 29, 1995 and December 29, 1994, amounts due to related parties also included borrowings of $136,000 and $127,000, respectively, from the above mentioned director of Lori. As additional compensation the Lori director has received, through June 29, 1995, warrants to purchase an aggregate of 236,315 ARTRA common shares at prices ranging from $3.75 to $6.375 per share based upon the market value of ARTRA's common stock at the date of issuance. The warrants expire five years from the date of issuance. Terms of the note provide for the issuance of additional warrants to purchase ARTRA common shares as determined by the number of days the loan is outstanding.

On December 31, 1993, a religious organization, currently holding approximately 5.8% of ARTRA's outstanding common stock, loaned the Company $2,000,000 evidenced by a short-term note bearing interest at 10%. The proceeds of this loan were remitted to ARTRA's bank to pay principal and interest on ARTRA's bank notes as discussed above. In January, 1994 the religious organization made an additional $1,000,000 short-term loan to the Company also with interest at 10%. As additional compensation for the above loans, the lender received warrants to purchase an aggregate of 86,250 ARTRA common shares at prices ranging from $6.00 to $7.00 per share based upon the market of ARTRA's common stock at the date of issuance. The warrants expire in 1998, five years from the date of issuance. In July, 1994 ARTRA made a $2,000,000 payment against the amounts outstanding on the above loans and the religious organization subsequently loaned ARTRA an additional $2,000,000. At June 29, 1995 and December 29, 1994 borrowings due the religious organization totaled $3,000,000.


         Other

In conjunction with the debt settlement agreement discussed in Note 6, ARTRA entered into a $1,850,000 short-term loan agreement with a non-affiliated corporation, the proceeds of which were advanced to Lori and used to fund amounts due the bank as discussed below. The loan, due June 30, 1995, with interest payable monthly at 10%, is collateralized by 100,000 shares of Lori common stock. These 100,000 Lori common shares, originally issued to the bank under terms of the August 18, 1994 Settlement Agreement, were carried in the Company's condensed consolidated balance sheet at June 29, 1995 and December 29, 1994 as restricted common stock. In August, 1995 the loan was extended until September 15, 1995 and the lender received the above mentioned 100,000 Lori common shares as consideration for the loan extension.

During the second quarter of 1995, Lori entered into a series of agreements with certain unaffiliated investors that provided for $700,000 of short-term loans due January 1, 1996 that provide for interest at 15%. As additional compensation the lenders received an aggregate of 41,176 Lori common shares.

In August, 1995 Lori obtained a credit facility for the factoring of the accounts receivable of its costume jewelry operations. The credit facility provides for advances of 80% of receivables assigned, after allowances for markdowns and other merchandise credits. The factoring charge, a minimum of 1.75% of the receivables assigned, increases on a sliding scale if the receivables assigned are not collected within 45 days. Borrowings under the credit facility are collateralized by the accounts receivable, inventory and equipment of Lori's operating subsidiaries and guaranteed by Lori.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

8.       LONG-TERM DEBT

         Long-term debt (in thousands) consists of:

                                                                    June 29,   December 29,
                                                                      1995         1994
                                                                   ---------    ---------
          Bagcraft Credit Agreement,
              Term loans,
                  interest at the prime rate plus 1.75% to 3% ..... $  17,000    $  17,000
              Revolving credit loan,
                  interest at the prime rate plus 1.5% ............    16,843       16,672
              Unamortized discount ................................       (60)        (315)
          Bagcraft, City of Baxter Springs, Kansas loan agreements,
              interest, at varying rates ..........................    12,500       12,310
          Arcar subordinated promissory notes due to seller,
              interest, at the prime rate .........................     5,500        8,000
          Arcar bank term loan,
              interest at the prime rate plus .75% ................     2,687        2,750
          Arcar revolving credit loan,
              interest at the prime rate plus .5% .................       556
          Amounts due a bank term under terms of
              a debt settlement agreement .........................                 10,500
          Other, at various interest rates,
              due in varying amounts through 1995 .................        14           27
                                                                    ---------    ---------
                                                                       55,040       66,944
          Current scheduled maturities ............................   (37,839)     (37,521)
          Debt subsequently discharged ............................                 (9,750)
                                                                    ---------    ---------
                                                                    $  17,201    $  19,673
                                                                    =========    =========


         Bagcraft

Effective December 17, 1993, Bagcraft refinanced its bank debt by entering into a Credit Agreement that provides for a revolving credit loan and two separate term loans. The term loans were separate two-year facilities initially totaling $12,000,000 (Term Loan A) and $8,000,000 (Term Loan B), bearing interest at the lender's index rate plus 1.75% and 3%, respectively. The principal under Term Loan A is payable at maturity (December 17, 1995), unless accelerated under terms of the Credit Agreement. The principal under Term Loan B ($5,000,000 outstanding at June 29, 1995 and December 29, 1994) is payable in varying monthly installments from January 1, 1994 to December 1, 1995, with the remaining principal balance payable at maturity (December 17, 1995), unless accelerated under terms of the Credit Agreement. At June 29, 1995, interest rates on Term Loan A and Term Loan B were 10.75% and 12.0%, respectively.

The amount available to Bagcraft under the revolving credit loan is subject to a borrowing base, as defined in the agreement, up to a maximum of $18,000,000. At June 29, 1995 and December 29, 1994, approximately $1,150,000 and $450,000,

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES respectively, was available and unused by Bagcraft under the revolving credit loan. The revolving credit loan bears interest at the lender's index rate plus 1.5%. The revolving credit loan is scheduled to become due and payable upon maturity of the Credit Agreement (December 17, 1995), unless accelerated under terms of the Credit Agreement. At June 29, 1995 the interest rate on the revolving credit loan was 10.5%.

Borrowings under the Credit Agreement are collateralized by substantially all of the assets of Bagcraft. The Credit Agreement contains various restrictive covenants, that among other restrictions, require Bagcraft to maintain minimum levels of net worth and liquidity levels and limit additional loans, dividend payments, capital expenditures and payments to related parties. In addition, the Credit Agreement prohibits changes in ownership of Bagcraft. At June 29, 1995 Bagcraft was not in compliance with certain provisions of its Credit Agreement. Bagcraft is currently negotiating with its lender to amend or restructure the Credit Agreement.

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

         A $7,000,000 promissory note payable in ten installments of $700,000 due annually on July 21 of each year beginning in 1995 through maturity on July 21, 2004. Interest, at varying rates from 4.6% to 6.6%, is payable semi-annually. At June 29, 1995 and December 29, 1994, Bagcraft had borrowed the maximum available under this loan agreement.

         A  $5,000,000   subordinated   promissory   note  payable  as  follows:
         $2,000,000  installments due June 30,1998 and June 30, 1999; $1,000,000 due on January 2, 2000. The subordinated promissory note is interest free provided that loan payments are made on a timely basis and no events of default occur under terms of the agreement. At June 29, 1995 and December 29, 1994, Bagcraft had outstanding borrowings of $5,000,000 and $4,810,000, respectively, under this loan agreement.

         A $250,000 subordinated promissory note payable in 240 monthly installments commencing August 1, 1995 through maturity on July 18, 2015. The subordinated promissory note is interest free provided that loan payments are made on a timely basis and no events of default occur under terms of the agreement. At June 29, 1995 and December 29, 1994, Bagcraft had borrowed the maximum amount available under this loan agreement.

         A $250,000 subordinated promissory note payable January 20, 2005. The subordinated promissory note is interest free provided that loan payments are made on a timely basis and no events of default occur under terms of the agreement. At June 29, 1995 and December 29, 1994, Bagcraft had borrowed the maximum amount available under this loan agreement.


Borrowings under the above loan agreements are collateralized by a first lien on the land and building at the Baxter Springs, Kansas production facility and by a second lien on certain machinery and equipment. At June 29, 1995 and December 29, 1994, $546,000 and $774,000, respectively, of borrowings from the above loan agreements is reflected in the condensed consolidated balance sheet in current assets as restricted cash and equivalents. These funds, invested in interest bearing cash equivalents, are restricted for expenditures associated with the Baxter Springs, Kansas project.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

         Arcar

As discussed in Note 2, on April 8, 1994, Bagcraft completed the acquisition of Arcar for consideration consisting of cash of $2,264,000 and subordinated promissory notes totaling $8,000,000 ($5,500,000 and $8,000,000 outstanding at June 29, 1995 and December 29, 1994, respectively). The subordinated promissory notes provide for interest payable quarterly at the prime rate (as defined in the agreement). At June 29, 1995, the remaining outstanding promissory notes mature as follows: $2,500,000 payable March 15, 1996; $2,500,000 payable March 15, 1997; $500,000 payable March 15, 1998. The seller also received a warrant to purchase 177,778 ARTRA common shares at a price of $5.625 per share, the market value at the date of grant. Exercise of the warrant is payable only through a reduction of the subordinated promissory notes and accrued interest due the seller under terms of the purchase agreement.

Effective April 8, 1994, Arcar entered into a Loan and Security Agreement (the "Agreement") with a bank that provides for a revolving credit loan and a term loan. The term loan, in the original principal amount of $2,750,000, bears interest at the prime rate plus .75%. The principal under the term loan is payable in forty-eight varying monthly installments from April 30, 1995 to March 31, 1999, unless accelerated under terms of the Agreement. At June 29, 1995 the interest rate on the term loan was 9.75%.

The amount available to Arcar under the revolving credit loan is subject to a borrowing base, as defined in the agreement, up to a maximum of $1,500,000. The revolving credit loan bears interest at the prime rate plus .5% (9.5% at June 29, 1995) and is due and payable March 31, 1996, unless accelerated under terms of the Agreement. The revolving credit loan, renewable solely at the discretion of the lender for additional one year periods until maturity of the Agreement (March 31, 1999. At June 29, 1995 approximately $950,000 was available and unused by Arcar under the revolving credit loan.

Borrowings under the Agreement are collateralized by substantially all of the assets of Arcar. The Agreement contains various restrictive covenants, that among other restrictions, require Arcar to maintain minimum levels of net worth and liquidity levels and limit additional loans, dividend payments, capital expenditures and payments to related parties.


         Lori

As discussed in Note 6, effective August 18, 1994, as amended effective December 23, 1994, ARTRA, Fill-Mor, Lori and Lori's operating subsidiaries entered into an agreement with Lori's bank lender to settle obligations due the bank under terms of the bank loan agreements of Lori and its operating subsidiaries and Fill-Mor. Per terms of the Amended Settlement Agreement, borrowings due the bank under the loan agreements of Lori and its operating subsidiaries and Lori's parent, Fill-Mor, plus amounts due the bank for accrued interest and fees were reduced to $10,500,000 as of December 23, 1994 (of which $7,855,000 pertained to Lori's obligation to the bank and $2,645,000 pertained to Fill-Mor's obligation to the bank). As partial consideration for the Amended Settlement Agreement the bank received a $750,000 Lori note payable due March 31, 1995.

In March, 1995 the $750,000 note due the bank was paid and the remaining indebtedness of Lori and Fill-Mor was discharged, resulting in an additional extraordinary gain to Lori and Fill-Mor of $9,113,000 in 1995 (See Note 5).


The common stock and virtually all the assets of ARTRA's subsidiaries have been pledged as collateral for ARTRA's and its subsidiaries' borrowings. Under certain debt agreements the Company is limited in the amounts it can withdraw from its operating subsidiaries. At June 29, 1995 and December 29, 1994, substantially all cash and equivalents on the Company's consolidated balance sheet are restricted to use by and for the Company's operating subsidiaries.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

9.       REDEEMABLE COMMON STOCK

ARTRA has entered into various agreements under which it has sold its common shares along with options that require ARTRA to repurchase these shares at the option of the holder, principally one year after the date of each agreement. The difference between the option price and the net proceeds received is amortized over the life of the options by a charge to retained earnings. Additionally, as discussed in Note 6, ARTRA has agreed to register the 100,000 ARTRA common shares issued to a bank in as partial consideration for a debt settlement agreement on or before July 31, 1995. In the event the shares are not registered by July 31, 1995, the bank has the right to put the 100,000 ARTRA common shares back to ARTRA for an exercise price of $500,000. In July 1995 the bank sold these ARTRA shares in a private transaction and the put option was cancelled. At June 29, 1995 and December 29, 1994 options are outstanding that, if exercised, would require ARTRA to repurchase 369,679 and 279,679 shares of its common stock for an aggregate amount of $4,736,000 and $4,144,000, respectively.


10.      REDEEMABLE PREFERRED STOCK

On September 27, 1989, ARTRA received a proposal to purchase BCA, the parent of Bagcraft, from Sage Group, Inc. ("Sage"), a privately-owned corporation that owned 100% of the outstanding common stock of BCA. Sage was merged with and into Ozite Corporation ("Ozite") on August 24, 1990. Peter R. Harvey, ARTRA's President, and John Harvey, ARTRA's Chairman of the Board of Directors, were the principal shareholders of Sage and are the principal shareholders of Ozite. Effective March 3, 1990, a wholly-owned subsidiary of ARTRA acquired 100% of BCA's issued and outstanding common shares for consideration of $5,451,000, which included 772,000 shares of ARTRA common stock and 3,750 shares of $1,000 par value junior non-convertible payment-in-kind redeemable Series A Preferred Stock with an estimated fair value of $1,012,000, net of unamortized discount of $2,738,000. The Series A Preferred Stock accrues dividends at the rate of 6% per annum and is redeemable by ARTRA on March 1, 2000 at a price of $1,000 per share plus accrued dividends. Accumulated dividends of $1,369,000 and $1,221,000 were accrued at June 29, 1995 and December 29, 1994, respectively.

In 1987, Bagcraft issued to an affiliate, currently a subsidiary of Ozite, $5,000,000 of preferred stock (50,000 shares of 13.5% cumulative, redeemable preferred stock with a liquidation preference equal to $100 per share) redeemable by Bagcraft in 1997 at a price of $100 per share plus accrued dividends. Dividends, which accrue and are payable semiannually on June 1 and December 1 of each year, are reflected in the Company's condensed consolidated statement of operations as minority interest. The affiliate has agreed to forego dividend payments as long as such payments are prohibited by bank lenders. Accumulated dividends of $5,456,000 and $5,119,000 were accrued at June 29, 1995 and December 29, 1994, respectively.

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

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

11.      INCOME TAXES

No income tax benefit was recognized in connection with the Company's 1995 and 1994 pre-tax losses due to the Company's tax loss carryforwards. The 1995 extraordinary credit represents a net gain from discharge of bank indebtedness.

At June 29, 1995, the Company and its subsidiaries had Federal income tax loss carryforwards of approximately $95,000,000 available to be applied against future taxable income, if any. ARTRA's tax loss carryforwards of approximately $42,000,000 expire principally in 2003 - 2009. ARTRA's discontinued Ultrasonix and Ratex subsidiaries had Federal income tax loss carryforwards of approximately $11,000,000 available to be applied against future taxable income, if any. Lori has Federal income tax loss carryforwards of approximately $53,000,000 available to be applied against future Lori taxable income, if any, expiring principally in 1995 - 2009. In recent years, the Company has issued shares of its common stock to repay various debt obligations, as consideration for acquisitions, to fund working capital obligations and as consideration for various other transactions. Section 382 of the Internal Revenue Code of 1986 limits a corporation's utilization of its Federal income tax loss carryforwards when certain changes in the ownership of a corporation's common stock occurs. In the opinion of management, the Company is not currently subject to such limitations regarding the utilization of its Federal income tax loss carryforwards. Should the Company continue to issue a significant number of shares of its common stock, it could trigger a limitation that would prevent it from utilizing a substantial portion of its Federal income tax loss carryforwards.


12.      EMPLOYEE BENEFIT PLANS

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


13.      EARNINGS PER SHARE

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


14.      LITIGATION

The Company and its subsidiaries are the defendants in various business-related litigation and environmental matters. At June 29, 1995 and December 29, 1994, the Company had accrued $1,500,000 for potential business-related litigation and environmental liabilities. While these litigation and environmental matters involve wide ranges of potential liability, management does not believe the outcome of these matters will have a material adverse effect on the Company's financial statements. However, ARTRA may not have available funds to pay liabilities arising out of these business-related litigation and environmental matters or, in certain instances, to provide for its legal defense. ARTRA could suffer severe adverse consequences in the event of an unfavorable judgment in any of these matters.

On November 2, 1993, ARTRA filed suit in the Circuit Court of the Eighteenth Judicial Circuit for the state of Illinois (the State Court Action") against Salomon Brothers, Inc., Salomon Brothers Holding Company, Inc., Charles K. Bobrinskoy, Michael J. Zimmerman (collectively, "Salomon Defendants"), D.P. Kelly & Associates, L.P. ("DPK"), Donald P. Kelly ("Kelly Defendants" along with
DPK), James F. Massey and William Rifkind. On November 22, 1993, ARTRA filed a First Amended Complaint. The defendants removed the case to the Bankruptcy Court in which the

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

Emerald Chapter 11 case is pending. On July 15, 1994 all but two of ARTRA's causes of action were remanded to the state court. The Bankruptcy Court maintained jurisdiction of ARTRA's claims against the individual defendants for breaching their fiduciary duty as directors of Emerald to Emerald's creditors and interference with ARTRA's contractual relations with Emerald. On April 7, 1995, the Company's appeal of the Bankruptcy Court's retention of claims was denied. On July 26, 1995, the Bankruptcy Court entered an order dismissing these claims. On August 4, 1995, ARTRA filed its Notice of Appeal of the Bankruptcy Court's order.

On November 23, 1994, the Company filed a Second Amended Complaint against the Salomon Defendants and the Kelly Defendants. On December 21, 1994, the Salomon Defendants and the Kelly Defendants brought motions to dismiss ARTRA's Second Amended Complaint in the State Court Action. On February 8, 1995, ARTRA's Second Amended Complaint was dismissed in part, with leave to replead.

On March 10, 1995, ARTRA filed a Third Amended Complaint in the State court Action. On April 13, 1995, the Salomon Defendants and the Kelly Defendants brought motions to dismiss the Company's Third Amended Complaint. On June 8, 1995, the Third Amended Complaint was dismissed in part, with leave to replead.

On July 19, 1995, ARTRA filed a Fourth Amended Counterclaim in the State Court Action for breach of fiduciary duty, fraudulent misrepresentation, negligent misrepresentation, breach of contract and promissory estopel. In the State Court Action, ARTRA seeks compensatory damages of $136.2 million, punitive damages of $408.6 million and approximately $33 million in fees paid to Salomon.

The case is in its early stages and discovery is just beginning. ARTRA cannot predict, with any certainty, the outcome of the suit.

Effective December 31, 1989, ARTRA completed the disposal of its former scientific products segment with the sale of its Welch subsidiary, formerly Sargent-Welch Scientific Company, to a privately held corporation whose president and sole shareholder was a vice president of Welch prior to the sale. The consideration received by ARTRA consisted of $2,625,000 payable June 30, 1997, with interest at 10% beginning June 30, 1990, under terms of a noncompetition agreement and the buyer's subordinated note in the principal amount of $2,500,000. The receivable due June 30, 1997 under terms of the noncompetition agreement was reflected in ARTRA's condensed consolidated balance sheet at December 29, 1994 in other assets at $2,625,000. The subordinated security, due in 1997, was originally scheduled to be non-interest bearing for a period of three years, after which time interest will accrue at the rate of 10% per annum. The note was discounted at a rate of 10% during the non-interest bearing period and was reflected in ARTRA's condensed consolidated balance sheet at December 29, 1994 in other assets at $1,375,000, net of a discount of $1,125,000.

In December, 1991 Welch filed a lawsuit against ARTRA alleging that certain representations, warranties and covenants made by ARTRA, which were contained in the parties' Stock Purchase Agreement, were false. Welch was seeking compensatory damages in the amount of $3,800,000. Subsequently, ARTRA had filed a counterclaim predicated upon Welch's breach of the payment terms of the parties' Non-Competition Agreement and the Subordinated Note executed by Welch. ARTRA was seeking damages in the amount of approximately $5,300,000 plus accrued interest. On November 23, 1994, the Circuit Court of Cook County Law Division in Chicago granted a judgment in favor of ARTRA affirming the validity of the amounts due under the Non-Competition Agreement and the Subordinated Note of $2,625,000 and $2,500,000, respectively.

In June 1995 ARTRA entered into an agreement to settle amounts due ARTRA by Welch under terms of the noncompetition agreement and the subordinated security. Per terms of the settlement agreement, ARTRA received cash of $3,000,000 and a subordinated note in the principal amount of $640,000 payable June 30, 2001.

In January, 1985 the United States Environmental Protection Agency ("EPA") notified the Company's Bagcraft subsidiary that it was a potentially responsible party under the Comprehensive Environmental Responsibility Compensation and Liability Act ("CERCLA") for alleged release of hazardous substances at the Cross Brothers site near Kankakee, Illinois. Although Bagcraft has denied liability for the site, it has entered into a settlement agreement with the EPA, along with the

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES other third party defendants, to resolve all claims associated with the site except for state claims. In May, 1994 Bagcraft paid $850,000 plus accrued interest of $29,000 to formally extinguish the EPA claim. Bagcraft filed suit in 1993 in theUnited States District Court for the Northern District of Illinois, against its insurers to recover a portion of its liability costs in connection with the Cross Brothers case. Bagcraft recovered $725,000 from its insurers in 1994 and an additional $250,000 in 1995. With regard to the state action, Bagcraft is participating in settlement discussions with the State and thirteen other potential parties to resolve all claims associated with the State. The maximum state claim is $1.1 million. Bagcraft has accrued $120,000 related to the State action in the Company's consolidated financial statements at June 29, 1995 and December 29, 1994.

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

ARTRA was named as a defendant in United States v. Chevron Chemical Company brought in the United States District Court for the Central District of California respecting Operating Industries, Inc. site in Monterey Park, California. This site is included on the EPA's National Priorities List. ARTRA's involvement stemmed from the alleged disposal of hazardous substances by The Synkoloid Company ("Synkoloid") subsidiary of Baltimore Paint and Chemical Company, which was

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES formerly owned by ARTRA. Synkoloid manufactured spackling paste, wall coatings and related products, certain of which generated hazardous substances as a by-product of the manufacturing process.

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

Lori has been notified by the Federal Environment Protection Agency that it is a potentially responsible party for the disposal of hazardous substances by its predecessor company at a site on Ninth Avenue in Gary, Indiana.. Lori has no records indicating that it deposited hazardous substances at this site and intends to vigorously defend itself in this matter.


15.      RELATED PARTY TRANSACTIONS

Advances to Peter R. Harvey, ARTRA's president, classified in the condensed consolidated balance sheet as a reduction of common shareholders' equity, (in thousands) consist of:

                                                        June 29, December 29,
                                                          1995      1994
                                                         -------  -------
          ARTRA ....................................... $ 5,177    $ 3,205
          Fill-Mor ....................................              1,510
                                                        -------    -------
                                                          5,177      4,715
          Less interest for the period January 1, 1993
            to date, accrued and fully reserved .......    (837)      (615)
                                                        -------    -------
                                                        $ 4,340    $ 4,100
                                                        =======    =======

ARTRA has total advances due from its president, Peter R. Harvey, of which $5,177,000 and $3,205,000, including accrued interest, remained outstanding at June 29, 1995 and December 29, 1994. The advances bear interest at the prime rate plus 2% (11.0% at June 29, 1995). This receivable from Peter R. Harvey has been classified as a reduction of common shareholders' equity.

In May, 1991, ARTRA's wholly-owned Fill-Mor subsidiary made advances to Peter R. Harvey. The advances provided for interest at the prime rate plus 2%. At March 30, 1995 and December 29, 1994, advances of $1,540,000 and $1,510,000,

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES respectively, including accrued interest, were outstanding. In April, 1995, these advances from ARTRA's Fill-Mor subsidiary to Peter R. Harvey were transferred to ARTRA as a dividend.

Commencing January 1, 1993 to date, interest on all advances to Peter R. Harvey has been accrued and fully reserved. Interest accrued and fully reserved on the advances to Peter R. Harvey for the six months ended June 29, 1995 and June 30, 1994 totaled $222,000 and $157,000, respectively.

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

For a discussion of certain other related party debt obligations see Note 7.


16.      OTHER INFORMATION

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

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following discussion supplements the information found in the financial statements and related notes:


Changes in Business

         Arcar

As discussed in Note 2 to the condensed consolidated financial statements, in March 1994, Bagcraft entered into an agreement to purchase the business assets, subject to buyer's assumption of certain liabilities, of Arcar Graphics, Inc. ("Arcar"), a manufacturer and distributor of waterbase inks, for consideration of $10,264,000 consisting of cash of $2,264,000 and subordinated promissory notes totaling $8,000,000. In addition to the initial consideration, the purchase price may be increased based upon Arcar's cumulative earnings, as defined in the purchase agreement, for the period from January 1, 1994 until December 31, 1997 ("earnout compensation"). The earnout compensation, if applicable, is payable on or before January 2, 1999 along with interest thereon at the prime rate for the period January 1, 1998 until final payment. The seller also received a warrant to purchase 177,778 ARTRA common shares at a price of $5.625 per share, the market value at the date of grant. Exercise of the warrant is payable only through a reduction of the subordinated promissory notes and accrued interest due the seller under terms of the purchase agreement. The acquisition of Arcar, completed on April 8, 1994, was accounted for by the purchase method and, accordingly, the assets and liabilities of Arcar have been included in ARTRA's financial statements at their estimated fair market value at the date of acquisition.

On July 31, 1995, ARTRA and Bagcraft, entered into a letter of intent to sell the business assets, subject to the buyer's assumption of certain liabilities, of Arcar. The purchase price shall be cash of $21,000,000 payable at closing and the buyer's assumption of certain liabilities. Consummation of the transaction is subject to certain conditions, including performance of the buyer's due diligence, buyer's financing of the acquisition and negotiation of a definitive asset purchase agreement. ARTRA expects to use the net proceeds to pay down certain debt obligations, with the balance to be used for working capital.

         Envirodyne

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

On December 17, 1993 the Bankruptcy Court confirmed the First Amended Joint Plan of Reorganization as twice modified (the "Plan") with respect to Envirodyne and certain of its subsidiaries. The confirmation of the Plan was affirmed by the United States District Court for the Northern District of Illinois on December 28, 1993 and Envirodyne and certain of its subsidiaries emerged from Chapter 11 on December 31, 1993, the Effective Date. A notice of appeal to the United States Court of Appeals for the Seventh Circuit was thereafter filed by certain holders of Envirodyne's 13.5% Subordinated Notes

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)



Due 1996. Envirodyne has filed a motion, which is currently pending, to dismiss the appeal. Confirmation of the Plan was affirmed on appeal. The Emerald Chapter 11 case is still pending although ARTRA has moved to dismiss that case.

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

On November 2, 1993, ARTRA filed suit in the Circuit Court of the Eighteenth Judicial Circuit for the state of Illinois (the State Court Action") against Salomon Brothers, Inc., Salomon Brothers Holding Company, Inc., Charles K. Bobrinskoy, Michael J. Zimmerman (collectively, "Salomon Defendants"), D.P. Kelly & Associates, L.P. ("DPK"), Donald P. Kelly ("Kelly Defendants" along with
DPK), James F. Massey and William Rifkind. On November 22, 1993, ARTRA filed a First Amended Complaint. The defendants removed the case to the Bankruptcy Court in which the Emerald Chapter 11 case is pending. On July 15, 1994 all but two of ARTRA's causes of action were remanded to the state court. The Bankruptcy Court maintained jurisdiction of ARTRA's claims against the individual defendants for breaching their fiduciary duty as directors of Emerald to Emerald's creditors and interference with ARTRA's contractual relations with Emerald. On April 7, 1995, the Company's appeal of the Bankruptcy Court's retention of claims was denied. On July 26, 1995, the Bankruptcy Court entered an order dismissing these claims. On August 4, 1995, ARTRA filed its Notice of Appeal of the Bankruptcy Court's order.

On November 23, 1994, the Company filed a Second Amended Complaint against the Salomon Defendants and the Kelly Defendants. On December 21, 1994, the Salomon Defendants and the Kelly Defendants brought motions to dismiss ARTRA's Second Amended Complaint in the State Court Action. On February 8, 1995, ARTRA's Second Amended Complaint was dismissed in part, with leave to replead.

On March 10, 1995, ARTRA filed a Third Amended Complaint in the State court Action. On April 13, 1995, the Salomon Defendants and the Kelly Defendants brought motions to dismiss the Company's Third Amended Complaint. On June 8, 1995, the Third Amended Complaint was dismissed in part, with leave to replead.

On July 19, 1995, ARTRA filed a Fourth Amended Counterclaim in the State Court Action for breach of fiduciary duty, fraudulent misrepresentation, negligent misrepresentation, breach of contract and promissory estopel. In the State Court Action, ARTRA seeks compensatory damages of $136.2 million, punitive damages of $408.6 million and approximately $33 million in fees paid to Salomon.

The case is in its early stages and discovery is just beginning. ARTRA cannot predict, with any certainty, the outcome of the suit.

As discussed below in the "Liquidity and Capital Resources" section, on February 5, 1993 the Lori's New Dimensions subsidiary filed a petition for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Case No. 93 B 40653). On April 9, 1993, New Dimensions' reorganization plan was confirmed by an order of the Bankruptcy Court. On May 3, 1993, the consummation date of the reorganization, New Dimensions emerged from Chapter 11 bankruptcy court protection. On August 18, 1994, as amended effective December 23, 1994, ARTRA, Lori's parent, Fill-Mor Holding, Inc. ("Fill-Mor"), Lori and Lori's operating subsidiaries entered into and agreement with Lori's bank lender to settle obligations due the bank under terms of the bank loan agreements of Lori and its operating subsidiaries and Fill-Mor. Under terms of the amended settlement agreement, Lori's bank lender received all of the assets of New Dimensions and New Dimensions terminated operations effective December 27, 1994. In March, 1995, the remaining indebtedness of Lori and Fill-Mor was discharged, resulting in an additional extraordinary gain to Lori and Fill-Mor in 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)



Liquidity and Capital Resources

         Cash and Cash Equivalents and Working Capital

Cash and cash equivalents decreased $1,650,000 during the six months ended June 29, 1995. Cash flows used by financing activities of $2,616,000 and cash flows used by operating activities of $722,000 exceeded cash flows from investing activities of $1,688,000. Cash flows used by financing activities were attributable to a net reduction of long-term debt principally due to the March 15, 1995 maturity of a $2,500,000 note payable to the Arcar sellers. Cash flows used by operating activities were principally attributable to the Company's loss from operations, partially offset by the effect of depreciation and amortization and other noncash expenses. Cash flows from investing activities represent proceeds from a settlement of notes receivable arising from the 1989 sale of the former Welch Vacuum Technology subsidiary and the use of funds held in escrow at December 29, 1994 for the payment of certain liabilities, net of expenditures for plant and equipment and retail fixtures.

The Company's consolidated working capital deficiency increased $4,972,000 to approximately $65,444,000 during the six months ended June 29, 1995. The increase in working capital deficiency is principally attributable to an increase in trade credit resulting from the Company's loss from operations, exclusive of the effect of certain noncash expenses.


         Status of Debt Agreements and Operating Plans

At June 29, 1995 the Company's corporate entity was in default of provisions of certain of its credit agreements. Under certain subsidiary debt agreements ARTRA is limited in the amounts it can withdraw from its operating subsidiaries. See Notes 7 and 8 to the Company's condensed consolidated financial statements and discussion below.

Effective August 18, 1994, as amended effective December 23, 1994, ARTRA, Fill-Mor, Lori and Lori's operating subsidiaries entered into an agreement with Lori's bank lender to settle obligations due the bank under terms of the bank loan agreements of Lori and its operating subsidiaries and Fill-Mor. See Note 6 to the condensed consolidated financial statements and discussion below.


         ARTRA Corporate

At December  30,  1993,  $18,452,000  in ARTRA  notes and  related  loan fees of
$1,107,000 were payable to a bank. On December 31, 1993, a religious organization, currently holding approximately 5.8% of ARTRA's outstanding common stock, made a $2,000,000 short-term loan to the Company with interest at 10%. See Note 7 to the condensed consolidated financial statements for further discussion of this transaction and additional consideration received by the religious organization. The proceeds of this loan were remitted to the bank to pay interest and other costs due through December 31, 1993 and to reduce the principal amount outstanding on the bank notes to $17,063,000.

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

In June 1995 ARTRA entered into an agreement to settle amounts due ARTRA by the former Welch subsidiary under terms of a noncompetition agreement and a subordinated note in the principal amount of $2,500,000 received by ARTRA as part of the proceeds from the 1989 sale of Welch. Per terms of the settlement agreement, ARTRA received cash of $3,000,000 and a subordinated note in the principal amount of $640,000 payable June 30, 2001. The cash proceeds were used for a $2,500,000 reduction of amounts due on the above ARTRA bank notes to $12,063,000 at June 29, 1995, with the remainder used for working capital. In conjunction with this transaction, ARTRA entered into a letter agreement with the bank whereby the bank agreed to not to exercise any of its rights and remedies with respect to amounts due the bank under its ARTRA notes and certain obligations of ARTRA's president, Peter R. Harvey. In exchange for a payment of $5,700,000, to be paid with ARTRA's share of the proceeds from the sale of Arcar, the bank agreed to discharge all amounts due the bank by ARTRA and to sell the obligations of Peter R. Harvey due the bank to ARTRA. Upon consummation of this transaction, ARTRA will recognize a gain on the discharge of this indebtedness.

As discussed in Note 15 to the condensed consolidated financial statements, ARTRA has total advances due from its president, Peter R. Harvey, of which $5,177,000 and $3,205,000, including accrued interest, remained outstanding at June 29, 1995 and December 29, 1994. The advances bear interest at the prime rate plus 2% (11.0% at June 29, 1995). This receivable from Peter R. Harvey has been classified as a reduction of common shareholders' equity.

In May, 1991, ARTRA's wholly-owned Fill-Mor subsidiary made advances to Peter R. Harvey. The advances provided for interest at the prime rate plus 2%. At March 30, 1995 and December 29, 1994, advances of $1,540,000 and $1,510,000, respectively, including accrued interest, were outstanding. In April, 1995, these advances from ARTRA's Fill-Mor subsidiary to Peter R. Harvey were transferred to ARTRA as a dividend.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)



ARTRA has entered into various agreements under which it has sold its common shares along with options that require ARTRA to repurchase these shares at the option of the holder, principally one year after the date of each agreement. At June 29, 1995, options are outstanding that, if exercised, would require ARTRA to repurchase 369,679 shares of its common stock for an aggregate amount of approximately $4,736,000. ARTRA does not have available funds to satisfy its obligations if these options were exercised. However the holders of redeemable common stock have the option to sell their shares in the market subject to the limitations of Securities Act Rule 144. At its discretion and subject to its financial ability, ARTRA could reimburse the optionholders for any short-fall resulting from such sale.

As discussed in Note 10 to the condensed consolidated financial statements, ARTRA, Bagcraft and Bagcraft's parent BCA Holdings, Inc. ("BCA") have various redeemable preferred stock issues with an aggregate carrying value of approximately $17,895,000 outstanding at June 29, 1995. These redeemable preferred stock issues have various maturity dates commencing in 1997.

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

ARTRA does not currently have available funds to repay the principal amount of its bank notes as of June 29, 1995. On October 25, 1994, ARTRA's bank lender filed suit against ARTRA in the Circuit Court of Cook County, Illinois alleging nonpayment by ARTRA of the amounts due under the above notes payable to the bank. The bank has requested that the court enter judgment in its favor against ARTRA in the amount of approximately $16,000,000, which includes the principal balance of the notes of $14,563,000, plus interest, costs and fees.

In June 1995 ARTRA entered into an agreement to settle amounts due ARTRA by the former Welch subsidiary under terms of a noncompetition agreement and a subordinated note in the principal amount of $2,500,000 received by ARTRA as part of the proceeds from the 1989 sale of Welch. Per terms of the settlement agreement, ARTRA received cash of $3,000,000 and a subordinated note in the principal amount of $640,000 payable June 30, 2001. The cash proceeds were used for a $2,500,000 reduction of amounts due on the above ARTRA bank notes to $12,063,000 at June 29, 1995, with the remainder used for working capital. In conjunction with this transaction, ARTRA entered into a letter agreement with the bank whereby the bank agreed to not to exercise any of its rights and remedies with respect to amounts due the bank under its ARTRA notes and certain obligations of ARTRA's president, Peter R. Harvey. In exchange for a payment of $5,700,000, to be paid with ARTRA's share of the proceeds from the sale of Arcar, the bank agreed to discharge all amounts due the bank by ARTRA and to sell the obligations of Peter R. Harvey to ARTRA. Upon consummation of this transaction, ARTRA will recognize a gain on the discharge of this indebtedness.

ARTRA will continue to have significant levels of indebtedness in the future. The level of indebtedness may affect the rate at which or the ability of ARTRA to effectuate the refinancing or restructuring of debt. ARTRA intends to continue to negotiate with its creditors to extend due dates to allow ARTRA to maximize value from possible sale of assets and to explore various other sources of funding to meet its future operating expenditures. If ARTRA is unable to negotiate extensions with its creditors and complete the above mentioned transactions, ARTRA could suffer severe adverse consequences, and as a result, ARTRA may be forced to liquidate its assets or file for protection under the Bankruptcy Code.

ARTRA's corporate entity has no material commitments for capital expenditures.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)



         Bagcraft

Effective December 17, 1993, Bagcraft refinanced its bank debt by entering into a Credit Agreement that provides for a revolving credit loan and two separate term loans. The term loans were separate two-year facilities initially totaling $12,000,000 (Term Loan A) and $8,000,000 (Term Loan B), bearing interest at the lender's index rate plus 1.75% and 3%, respectively. The principal under Term Loan A is payable at maturity (December 17, 1995), unless accelerated under terms of the Credit Agreement. The principal under Term Loan B ($5,000,000 outstanding at June 29, 1995) is payable in varying monthly installments from January 1, 1994 to December 1, 1995, with the remaining principal balance payable at maturity (December 17, 1995), unless accelerated under terms of the Credit Agreement. At June 29, 1995, interest rates on Term Loan A and Term Loan B were 10.75% and 12.0%, respectively.

The amount available to Bagcraft under the revolving credit loan is subject to a borrowing base, as defined in the agreement, up to a maximum of $18,000,000. At June 29, 1995 approximately $1,150,000 was available and unused by Bagcraft under the revolving credit loan. The revolving credit loan bears interest at the lender's index rate plus 1.5%. The revolving credit loan is scheduled to become due and payable upon maturity of the Credit Agreement (December 17, 1995), unless accelerated under terms of the Credit Agreement. At June 29, 1995 the interest rate on the revolving credit loan was 10.5%.

Borrowings under the Credit Agreement are collateralized by substantially all of the assets of Bagcraft. The Credit Agreement contains various restrictive covenants, that among other restrictions, require Bagcraft to maintain minimum levels of tangible net worth and liquidity levels and limit additional loans, dividend payments, capital expenditures and payments to related parties. In addition, the Credit Agreement prohibits changes in ownership of Bagcraft. At June 29, 1995 Bagcraft was not in compliance with certain provisions of its Credit Agreement. Bagcraft is currently negotiating with its lender to amend or restructure the Credit Agreement.

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

         A $7,000,000 promissory note payable in ten installments of $700,000 due annually on July 21 of each year beginning in 1995 through maturity on July 21, 2004. Interest, at varying rates from 4.6% to 6.6%, is payable semi-annually. At June 29, 1995 Bagcraft had borrowed the maximum available under this loan agreement.

         A  $5,000,000   subordinated   promissory   note  payable  as  follows:
         $2,000,000  installments due June 30,1998 and June 30, 1999; $1,000,000 due on January 2, 2000. The subordinated promissory note is interest free provided that loan payments are made on a timely basis and no events of default occur under terms of the agreement. At June 29, 1995 Bagcraft had had borrowed the maximum of $5,000,000 available under this loan agreement.

         A $250,000 subordinated promissory note payable in 240 monthly installments commencing August 1, 1995 through maturity on July 18, 2015. The subordinated promissory note is interest free provided that loan payments are made on a timely basis and no events of default occur under terms of the agreement. June 29, 1995 Bagcraft had borrowed the maximum amount available under this loan agreement.

         A $250,000 subordinated promissory note payable January 20, 2005. The subordinated promissory note is interest free provided that loan payments are made on a timely basis and no events of default occur under terms of the agreement. At June 29, 1995 Bagcraft had borrowed the maximum amount available under this loan agreement.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)



Borrowings under the above loan agreements are collateralized by a first lien on the land and building at the Baxter Springs, Kansas production facility and by a second lien on certain machinery and equipment. At June 29, 1995, $546,000 of borrowings from the above loan agreements is reflected in the Consolidated Balance Sheet in current assets as restricted cash and equivalents. These funds, invested in interest bearing cash equivalents, are restricted for expenditures associated with the Baxter Springs, Kansas project.

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

The amount available to Arcar under the revolving credit loan is subject to a borrowing base, as defined in the agreement, up to a maximum of $1,500,000. The revolving credit loan bears interest at the prime rate plus .5% and originally became due and payable March 31, 1995, unless accelerated under terms of the Agreement. The revolving credit loan, renewable solely at the discretion of the lender for additional one year periods until maturity of the Agreement (March 31, 1999), has been renewed until March 31, 1996. At June 29, 1995 approximately $950,000 was available and unused by Arcar under the revolving credit loan.

Borrowings under the Agreement are collateralized by substantially all of the assets of Arcar. The Agreement contains various restrictive covenants, that among other restrictions, require Arcar to maintain minimum levels of net worth and liquidity levels and limit additional loans, dividend payments, capital expenditures and payments to related parties.

On July 31, 1995, ARTRA and Bagcraft, entered into a letter of intent to sell the business assets, subject to the buyer's assumption of certain liabilities, of Arcar. Consummation of the transaction is subject to certain conditions, including performance of the buyer's due diligence, buyer's financing of the acquisition and negotiation of a definitive asset purchase agreement. ARTRA expects to use the net proceeds to pay down certain debt obligations, with the balance to be used for working capital.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)



         Lori

In recent years, Lori has experienced a pattern of significantly lower sales levels and related operating losses primarily due to a shift in the buying patterns of its major customers (i.e. certain mass merchandisers) from participation in the Lori's service program to purchases of costume jewelry and accessories directly from manufacturers. As a result of the significant operating loss incurred in 1992, on February 5, 1993, the Company's former New Dimensions subsidiary filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. On April 9, 1993, New Dimensions' reorganization plan was confirmed by an order of the Bankruptcy Court and on May 3, 1993, the consummation date of the reorganization, New Dimensions emerged from Chapter 11 bankruptcy court protection. Lori assumed and guaranteed certain New Dimensions' pre-bankruptcy loans payable to its bank and the bank also provided New Dimensions with certain credit facilities. Additionally, Lori's bank lender provided Lawrence and Rosecraft with new credit facilities in the first quarter of 1993.

At December 31, 1993 and during 1994, Lori and its operating subsidiaries were not in compliance with certain provisions of their respective bank loan agreements.

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

In conjunction with the Amended Settlement Agreement, ARTRA entered into a $1,850,000 short-term loan agreement with a non-affiliated corporation, the proceeds of which were advanced to Lori and used to fund amounts due the bank as discussed below. The loan, due June 30, 1995, with interest payable monthly at 10%, is collateralized by 100,000 shares of Lori common stock. These 100,000 Lori common shares, originally issued to the bank under terms of the August 18, 1994 Settlement Agreement, were carried in the Company's condensed consolidated balance sheet at June 30, 1995 and December 31, 1994 as restricted common stock. In August, 1995 the loan was extended until September 15, 1995 and the lender received the above mentioned 100,000 Lori common shares as consideration for the loan extension.

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

In March, 1995 the $750,000 note due the bank was paid and the remaining indebtedness of Lori and Fill-Mor was discharged, resulting in an additional extraordinary gain to Lori and Fill-Mor of $6,657,000 ($2.04 per share) in the first quarter of 1995. The $750,000 note payment was funded with the proceeds of a $850,000 short-term loan from a director of Lori. The loan provides for interest at the prime rate plus 1%. As consideration for assisting in the debt restructuring, the director received 150,000 Lori common shares valued at $337,500 ($2.25 per share) based upon Lori's closing market value on March 30, 1995.

In recent years, New Dimensions had experienced a pattern of significantly lower sales levels and related operating losses primarily due to a shift in the buying patterns of its major customers (i.e. certain mass merchandisers) from participation in the New Dimension's service program to purchases of costume jewelry and accessories directly from manufacturers. In the fourth quarter of 1994, New Dimensions' largest customer, Wal-Mart, ended its participation in New Dimension's service program. Accordingly, the assignment to the Company's bank lender of all of the assets of the New Dimensions subsidiary in accordance with terms of the Amended Settlement Agreement, resulted in New Dimensions ceasing its operations effective December 27, 1994. Due to the pattern of operating losses, New Dimensions cessation of operations is not expected to have a material adverse effect on the financial condition, liquidity or results of operations of the Company in the immediate future.

At March 31, 1995 and at December 31, 1994, Lori had anticipated that the restructuring of its debt (see Note 6 to the Company's condensed consolidated financial statements), along with a consolidation and restructuring of its operations in order to reduce overhead costs and improve operational efficiencies, would permit it to obtain a sufficient level of borrowings to fund its capital requirements in 1995. During the second quarter of 1995, due primarily to competitive conditions in the costume jewelry industry, Lori's operating subsidiaries experienced a reduction in business with certain major customers. Additionally, Lori's operating subsidiaries discontinued certain unprofitable programs with other customers resulting in charges to operations for merchandise credits and inventory valuation allowances totaling $450,000. Due to the continued losses from operations and the inability of Lori to obtain conventional bank financing, Lori determined that its remaining goodwill balance could no longer be recovered over its remaining life through forecasted future operations. Accordingly, the Company recorded a charge against operations of $6,430,000 ($.96 per share) to write-off all of the goodwill of Lori (see Note 5 to the Company's condensed consolidated financial statements).

Lori's business plan for the remainder of 1995 is based on the continued dependence upon certain major customers which include Target Stores, Walgreens and Wal-Mart. The Company does not have sales contracts with its customers.

At March 31, 1995, subsequent to the discharge of Lori's former bank indebtedness, Lori did not have a credit facility in place to fund its 1995 capital requirements. Lori entered into negotiations with various financial institutions and other lenders to obtain a working capital financing. These negotiations did not result in the placement of a credit facility. During June, 1995, Lori entered into a series of agreements with certain unaffiliated investors that provided for $700,000 of short-term loans due January 1, 1996. In August, 1995 Lori obtained a credit facility for the factoring of the accounts receivable of its costume jewelry operations. The credit facility provides for advances of 80% of receivables assigned, after allowances for markdowns and other merchandise credits. The factoring charge, a minimum of 1.75% of the receivables

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)



assigned, increases on a sliding scale if the receivables assigned are not collected within 45 days. Borrowings under the credit facility are collateralized by the accounts receivable, inventory and equipment of Lori's operating subsidiaries and guaranteed by Lori.

The above borrowings are not sufficient to adequately fund Lori's capital requirements for the remainder of 1995. Lori continues to search for additional funding to meet its capital requirements for the remainder of 1995 and beyond, either through borrowings or equity infusions. Additionally, Lori is attempting to increase sales through the solicitation of new customers and the addition of new programs with existing customers such that operating results will improve. However, there can be no assurance that such efforts will result in increased sales and operating profits. If Lori is unable to obtain additional working capital borrowings or equity infusions to fund its operations in for the remainder of 1995 and beyond, and improve the results of operations, it may be forced to liquidate its assets or file for protection under the Bankruptcy Code.

Rosecraft, Lawrence and Lori's corporate entity have no material commitments for capital expenditures.

During the six months ended June 29, 1995, ARTRA made net advances of $220,000 to Lori. During 1994, ARTRA made net advances to Lori of $2,531,000. The advances consisted of a $1,850,000 short-term note with interest at 10%, the proceeds of which were used to fund the $1,900,000 cash payment to the bank in conjunction with the Amended Settlement Agreement with Lori's bank lender, and certain non-interest bearing advances used to fund Lori working capital requirements..

Effective December 29, 1994 ARTRA exchanged $2,242,000 of its notes and advances for additional Lori Series C preferred stock. Additionally, the August 18, 1994 Settlement Agreement required ARTRA to contribute cash of $1,500,000 and ARTRA common stock with a fair market value of $2,500,000 to Lori's capital account.


The common stock and virtually all the assets of the Company and its operating subsidiaries have been pledged as collateral for the Company's and its operating subsidiaries' bank borrowings. Under certain debt agreements the Company is limited in the amounts it can withdraw from its operating subsidiaries. At June 29, 1995 substantially all cash and equivalents on the Company's consolidated balance sheet were restricted to use by and for the Company's operating subsidiaries. Due to the limited ability of the Company to receive funds from its operating subsidiaries, effective July 1, 1989, ARTRA placed a moratorium on the declaration and accrual of dividends on its Lori preferred stock. The moratorium has been extended indefinitely.

The Company's operating subsidiaries sell all of their products directly to their customers. On a very limited basis certain customers may be offered extended payment terms beyond 30 days depending upon prevailing trade practices and financial strength.


         Litigation

The Company and its subsidiaries are the defendants in various business-related litigation and environmental matters. See Note 14 to the condensed consolidated financial statements. At June 29, 1995 and December 29, 1994, the Company had accrued $1,500,000 for potential business-related litigation and environmental liabilities. However, as discussed above ARTRA may not have available funds to pay liabilities arising out of these business-related litigation and environmental matters or, in certain instances, to provide for its legal defense. ARTRA could suffer severe adverse consequences in the event of an unfavorable judgment in any of these matters.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)



         Net Operating Loss Carryforwards

At June 29, 1995, the Company and its subsidiaries had Federal income tax loss carryforwards of approximately $95,000,000 available to be applied against future taxable income, if any. ARTRA's tax loss carryforwards of approximately $42,000,000 expire principally in 2003 - 2009. ARTRA's discontinued Ultrasonix and Ratex subsidiaries had Federal income tax loss carryforwards of approximately $11,000,000 available to be applied against future taxable income, if any. Lori has Federal income tax loss carryforwards of approximately $53,000,000 available to be applied against future Lori taxable income, if any, expiring principally in 1995 - 2009. In recent years, the Company has issued shares of its common stock to repay various debt obligations, as consideration for acquisitions, to fund working capital obligations and as consideration for various other transactions. Section 382 of the Internal Revenue Code of 1986 limits a corporation's utilization of its Federal income tax loss carryforwards when certain changes in the ownership of a corporation's common stock occurs. In the opinion of management, the Company is not currently subject to such limitations regarding the utilization of its Federal income tax loss carryforwards. Should the Company continue to issue a significant number of shares of its common stock, it could trigger a limitation that would prevent it from utilizing a substantial portion of its Federal income tax loss carryforwards.


         Results of Operations

The assignment to a bank lender of all of the assets of Lori's New Dimensions subsidiary in accordance with terms of the debt settlement agreement, resulted in New Dimensions terminating its operations effective December 27, 1994. The results of operations for the three and six months ended June 30, 1994 included New Dimensions net sales of $4,345,000 and $7,896,000 and operating losses of $403,000 and $888,000, respectively. New Dimensions terminated operations effective December 27, 1994. In recent years, New Dimensions had experienced a pattern of significantly lower sales levels and related operating losses primarily due to a shift in the buying patterns of its major customers (i.e. certain mass merchandisers) from participation in the New Dimension's service program to purchases of costume jewelry and accessories directly from manufacturers. Due to the pattern of operating losses, New Dimensions cessation of operations is not expected to have a material adverse effect on the results of operations of the Company in the immediate future.


Three Months Ended June 29, 1995 vs. Three Months Ended June 30, 1994

Net sales of $37,463,000 for the three months ended June 29, 1995 were $1,310,000, or 3.4%, lower than net sales for the three months ended June 30, 1994. Jewelry segment sales decreased $6,348,000, or 70.2%, while packaging segment sales increased $5,038,000 or 16.9%. The 1995 jewelry segment sales decrease is principally attributable to the termination of New Dimensions operations effective December 27, 1994 and to a soft retail environment in 1995. During the second quarter of 1995, due primarily to competitive conditions in the costume jewelry industry, the jewelry segment experienced a reduction in business with certain major customers. Additionally, the jewelry segment discontinued certain unprofitable programs with other customers. The 1995 packaging segment sales increase is primarily attributable to increased volume and increased 1995 selling prices due to the significant increase in paper costs in the second half of 1994.

The Company's cost of sales of $30,489,000 for the three months ended June 29, 1995 increased $ 1,217,000 as compared to the three months ended June 30, 1994. Cost of sales in the three months ended June 29, 1995 was 81.4% of net sales compared to a cost of sales percentage of 75.5% for the three months ended June 30, 1994. Jewelry segment cost of sales of $2,233,000 for the three months ended June 29, 1995 decreased $2,973,000 as compared to the three months ended June 30, 1994. Jewelry segment cost of sales in the three months ended June 29, 1995 was 82.9% of net sales compared to a cost of sales percentage of 57.6% for the three months ended June 30, 1994. The 1995 cost of sales decrease is principally attributable to the decrease in sales volume due to the termination of New Dimensions operations effective December 27, 1994. The 1995 jewelry segment cost of sales percentage increase of 25.3% is primarily attributable to a soft retail environment that resulted in depressed operating margins. Additionally, the jewelry segment discontinued certain unprofitable programs with other customers resulting in charges to operations for inventory valuation allowances. Packaging segment cost of sales increased $4,190,000 in the three months ended June 29, 1995, as compared to the three months ended

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)



June 30, 1994. Packaging segment cost of sales was 81.3% of net sales in the three months ended June 29, 1995, as compared to 81.0% of net sales in the three months ended June 29, 1995. The increase in the packaging segment cost of sales and cost of sales percentage is primarily attributable to the effect of a significant increase in paper costs in the second half of 1994, partially offset by a more favorable product mix in 1995.

Selling, general and administrative expenses were $7,124,000 in the three months ended June 29, 1995 as compared to $8,369,000 in the three months ended June 30, 1994. Selling, general and administrative expenses were 19.0% of net sales in the three months ended June 29, 1995 as compared to 21.6% of net sales in the three months ended June 30, 1994. The 1995 decrease in selling, general and administrative expenses is attributable to the termination of New Dimensions operations effective December 27, 1994.

Depreciation and amortization expense decreased approximately $170,000 in the three months ended June 29, 1995 as compared to the three months ended June 30, 1994. The decrease is primarily attributable to the termination of New Dimensions operations effective December 27, 1994.

As discussed in Note 5 to the Company's condensed consolidated financial statements, during the second quarter of 1995 the Company determined that the remaining goodwill balance of the jewelry segment could no longer be recovered over its remaining life through forecasted future operations. Accordingly, the Company recorded a charge against operations of $6,430,000 ($.96 per share) to write-off all of the goodwill of its costume jewelry operations at June 29, 1995.

Operating loss in the three months ended June 29, 1995 was $8,045,000 as compared to operating loss of $502,000 in the three months ended June 30, 1994. The jewelry segment incurred an operating loss of $8,324,000 as compared to operating loss of $944,000 in the three months ended June 30, 1994. The increased 1995 operating loss is principally attributable to a charge against operations of $6,430,000 to write-off all of the goodwill of Lori and its costume jewelry operations at June 29, 1995, as discussed in Note 5 to the Company's condensed consolidated financial statements. The packaging segment had operating earnings of $1,162,000 in the three months ended June 29, 1995, as compared to operating earnings of $901,000 in the three months ended June 30, 1994. The 1995 packaging segment operating earnings increase is principally attributable to increased volume and increased 1995 selling prices partially offset by the significant increase in paper costs in the second half of 1994.

Due to the Company's tax loss carryforwards and the uncertainty of future taxable income, no income tax benefit was recognized in connection with the Company's 1995 and 1994 pre-tax losses.


Six Months Ended June 29, 1995 vs. Six Months Ended June 30, 1994

Net sales of $ 72,538,000 for the six months ended June 29, 1995 were $2,275,000, or 3.0%, lower than net sales for the six months ended June 30, 1994. Jewelry segment sales decreased $10,673,000, or 58.3%, while packaging segment sales increased approximately $8,398,000 or 14.9%. The 1995 jewelry segment sales decrease is principally attributable to the termination of New Dimensions operations effective December 27, 1994 and a soft retail environment in 1995. During the second quarter of 1995, due primarily to competitive conditions in the costume jewelry industry, the Company experienced a reduction in business with certain major customers. Additionally, the jewelry segment discontinued certain unprofitable programs with other customers. The 1995 packaging segment sales increase is attributable to 1995 sales of Arcar (acquired in April, 1994), increased volume and increased 1995 selling prices due to the significant increase in paper costs in the second half of 1994.

The Company's cost of sales of $58,028,000 for the six months ended June 29, 1995 increased $2,093,000 as compared to the six months ended June 30, 1994. Cost of sales in the three months ended June 29, 1995 was 80.0% of net sales compared to a cost of sales percentage of 74.8% for the six months ended June 30, 1994. Jewelry segment cost of sales decreased $5,207,000 in the six months ended June 29, 1995, as compared to six months ended June 30, 1994. Jewelry segment cost of sales was 66.7% of net sales in the three months ended June 29, 1995, as compared to 56.3% of net sales in

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)



the six months ended June 30, 1994. The 1995 jewelry segment cost of sales decrease is principally attributable to the decrease in sales volume due to the termination of New Dimensions operations effective December 27, 1994. The 1995 jewelry segment cost of sales percentage increase of 10.4% is primarily attributable to a soft retail environment that resulted in depressed operating margins. Additionally, the jewelry segment discontinued certain unprofitable programs with other customers resulting in charges to operations for inventory valuation allowances. Packaging segment cost of sales increased $7,300,000 in the six months ended June 29, 1995, as compared to the six months ended June 30, 1994. Packaging segment cost of sales was 81.6% of net sales in the three months ended June 29, 1995, as compared to 80.8% of net sales in the three months ended June 29, 1995. The increase in the packaging segment cost of sales is primarily attributable to increased volume and increased 1995 selling prices due to the significant increase in paper costs in the second half of 1994 and the April, 1994 acquisition of Arcar. The increase in the packaging segment cost of sales percentage is primarily attributable to the effect of the increase in paper costs in the second half of 1994, partially offset by a more favorable product mix in 1995.

Selling, general and administrative expenses were $14,016,000 in the six months ended June 29, 1995 as compared to $16,649,000 in the six months ended June 30, 1994. Selling, general and administrative expenses were 19.3% of net sales in the three months ended June 29, 1995 as compared to 22.3% of net sales in the six months ended June 30, 1994. The decrease in selling, general and administrative expenses is principally attributable to the termination of New Dimensions operations effective December 27, 1994 partially offset by the April, 1994 acquisition of Arcar.

Depreciation and amortization expense decreased approximately $314,000 in the three months ended June 29, 1995 as compared to the three months ended June 30, 1994. The decrease is primarily attributable to the termination of New Dimensions operations effective December 27, 1994.

As discussed in Note 5 to the Company's condensed consolidated financial statements, during the second quarter of 1995 the Company determined that the remaining goodwill balance of the jewelry segment could no longer be recovered over its remaining life through forecasted future operations. Accordingly, the Company recorded a charge against operations of $6,430,000 ($.96 per share) to write-off all of the goodwill of its costume jewelry operations at June 29, 1995.

Operating loss in the six months ended June 29, 1995 was $8,710,000 as compared to operating loss of $859,000 in the six months ended June 30, 1994. The jewelry segment incurred an operating loss of $8,510,000 as compared to operating loss of $1,717,000 in the six months ended June 30, 1994. The increased 1995 operating loss is principally attributable to a charge against operations of $6,430,000 to write-off all of the goodwill of Lori and its costume jewelry operations at June 29, 1995, as discussed in Note 5 to the Company's condensed consolidated financial statements. The packaging segment had operating earnings of $1,147,000 in the six months ended June 29, 1995, as compared to operating earnings of $1,702,000 in the six months ended June 30, 1994. The 1995 packaging segment operating earnings decrease is principally attributable to a significant increase in paper costs in the second half of 1994 and, partially offset by a more favorable product mix in 1995.

Interest expense in the six months ended June 29, 1995 decreased $421,000 as compared to the six months June 30, 1994. The 1995 decrease is principally due to the debt settlement agreement with Lori's bank lender, partially by an overall increase in borrowings at the Corporate entity and at Bagcraft and increased interest rates in 1995.

Due to the Company's tax loss carryforwards and the uncertainty of future taxable income, no income tax benefit was recognized in connection with the Company's 1995 and 1994 pre-tax losses. The 1995 extraordinary credit represents a net gain from discharge of bank indebtedness.

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

                          PART II - OTHER INFORMATION





         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


                  (a)      Exhibits


                           EXHIBIT 11

                   Computation of earnings per share and equivalent share of common stock for the six months ended June 29, 1995 and June 30, 1994.



                  (b)      Reports on Form 8-K:

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.






                            ARTRA GROUP INCORPORATED
                            ------------------------
                                   Registrant







Dated:   August 21, 1995                            JAMES D. DOERING
         ---------------                         -----------------------
                                                    Vice President and
                                                 Chief Financial Officer