Form 10-Q
period 1995-09-28
ARTRA GROUP INC
filed 1995-11-20
CIK 200243

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 28, 1995

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

                                    Yes X    No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding at October 31, 1995
  -------------------------------            -------------------------------
  Common stock, without par value                       6,730,423

                            ARTRA GROUP INCORPORATED

                                     INDEX


                                                                        Page
                                                                       Number
                                                                       ------
PART I            FINANCIAL INFORMATION

  Item 1.         Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets
                      September 28, 1995 and December 29, 1994             2

                  Condensed Consolidated Statements of Operations
                      Three Months and Nine Months Ended
                      September 28, 1995 and September 29, 1994            4

                  Condensed Consolidated Statement of Changes
                       in Shareholders' Equity (Deficit)
                       Nine Months Ended September 28, 1995                5

                  Condensed Consolidated Statements of Cash Flows
                       Nine Months Ended  September 28, 1995
                       and September 29, 1994                              6

                  Notes to Consolidated Financial Statements               7


  Item 2.         Management's Discussion and Analysis of
                       Financial Condition and Results of Operations      31


                  OTHER INFORMATION

  Item 6.         Exhibits and Reports on Form 8-K                        45



SIGNATURES                                                                46

Item 1.    Financial Statements

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited in thousands)

                                                                                                    September 28, December 29,
                                                                                                         1995          1994
                                                                                                       --------     --------
                                     ASSETS
Current assets:
   Cash and equivalents                                                                               $      82    $   2,070
   Restricted cash and equivalents                                                                          550        1,324
   Receivables, less allowance for  doubtful accounts
      and markdowns of $386 in 1995 and $1,654 in 1994                                                   10,184       13,707
   Inventories                                                                                           18,433       20,268
   Other                                                                                                    674        1,148
   Assets of discontinued operations held for disposal                                                   16,164
                                                                                                       --------     --------
               Total current assets                                                                      46,087       38,517
                                                                                                       --------     --------

Property, plant and equipment                                                                            47,337       48,150
Less accumulated depreciation and amortization                                                           18,793       17,110
                                                                                                       --------     --------
                                                                                                         28,544       31,040
                                                                                                       --------     --------

Other assets:
   Excess of cost over net assets acquired,
      net of accumulated amortization of
      $1,931 in 1995 and $7,934 in 1994                                                                   3,672       19,076
   Other                                                                                                    858        4,796
                                                                                                       --------     --------
                                                                                                          4,530       23,872
                                                                                                       --------     --------
                                                                                                      $  79,161    $  93,429
                                                                                                       ========     ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited in thousands)



                                                                                                    September 28, December 29,
                                                                                                         1995          1994
                                                                                                       --------     --------
                                  LIABILITIES
Current liabilities:
   Notes payable, including amounts due to related parties
      of $6,561 in 1995 and $5,669 in 1994                                                            $  28,867    $  28,053
   Current maturities of long-term debt                                                                  34,420       37,521
   Accounts payable                                                                                      15,484       16,788
   Accrued expenses                                                                                      18,367       16,533
   Income taxes                                                                                             690           94
   Obligations expected to be settled by the issuance of common stock                                     3,000
   Liabilities of discontinued operations held for disposal                                              14,159
                                                                                                        --------     --------
                Total current liabilities                                                                114,987       98,989
                                                                                                        --------     --------

Long-term debt                                                                                           11,086       19,673
Debt subsequently discharged                                                                                           9,750

Other noncurrent liabilities                                                                              1,455        1,463
Commitments and contingencies
Redeemable common stock,
   issued 283,965 shares in 1995 and 279,679 shares in 1994                                               4,253        4,144
ARTRA redeemable preferred stock payable to a related party,
   $1,000 par value; Series A, 6% cumulative payment-in-kind, including  accumulated dividends, net of unamortized discount of of $1,643 in 1995 and $1,842 in 1994; redeemable March 1, 2000 at $1,000 per share plus accrued dividends;
   authorized 2,000,000 shares all series; issued 3,750 shares                                            3,551        3,129
Bagcraft redeemable preferred stock payable to a related party,  cumulative $.01 par value, 13.5%; including accumulated dividends;  redeemable in 1997 with a liquidation preference equal to $100 per share;
   50,000 shares authorized and issued                                                                   10,625       10,119
BCA Holdings preferred stock payable to a related party,
    6% cumulative; including accumulated dividends;
    liquidation preference of  $1,000 per share;
    10,000 shares authorized; issued 3,675 shares                                                         4,087        3,922

                         SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, no par value; authorized 7,500,000 shares;
   issued 6,503,496 shares in 1995 and 6,455,602 shares in 1994                                           5,091        5,052
Additional paid-in capital                                                                               36,764       36,613
Receivable from related party, including accrued interest                                                (4,159)      (4,100)
Accumulated deficit                                                                                    (107,774)     (94,520)
                                                                                                       --------     --------
                                                                                                        (70,078)     (56,955)
Less treasury stock (57,038 shares), at cost                                                                805          805
                                                                                                       --------     --------
                                                                                                        (70,883)     (57,760)
                                                                                                       --------     --------
                                                                                                      $  79,161    $  93,429
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

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                                                       Three Months Ended                Nine Months Ended
                                                                     Sept 28,       Sept 29,             Sept 28,   Sept 29,
                                                                       1995          1994*                 1995       1994*
                                                                    --------       --------             --------   --------
Net sales                                                            $29,952        $28,191              $90,703    $82,936
                                                                    --------       --------             --------   --------
Costs and expenses:
   Cost of goods sold,
       exclusive of depreciation and amortization                     25,717         24,510               76,871     69,134
   Selling, general and administrative                                 6,843          4,021               15,972     11,833
   Depreciation and amortization                                       1,087          1,038                3,306      3,240
                                                                       -----          -----                -----      -----
                                                                      33,647         29,569               96,149     84,207
                                                                      ------         ------               ------     ------
Operating loss                                                        (3,695)        (1,378)              (5,446)    (1,271)
                                                                      ------         ------               ------     ------

Other income (expense):
   Interest expense                                                   (2,621)        (2,019)              (6,392)    (6,188)
   Other income (expense), net                                           (32)           100                    1         73
                                                                    --------       --------             --------    --------
                                                                      (2,653)        (1,919)              (6,391)    (6,115)
                                                                    --------       --------             --------   --------

Loss from continuing operations
   before income taxes and minority interest                          (6,348)        (3,297)             (11,837)    (7,386)
(Provision) credit for income taxes                                      (36)            60                 (35)          5
Minority interest                                                       (223)          (223)                (671)      (665)
                                                                    --------       --------             --------   --------
Loss from continuing operations                                       (6,607)        (3,460)             (12,543)    (8,046)
Loss from discontinued operations                                     (1,402)        (1,003)              (9,156)    (2,738)
                                                                    --------       --------             --------   --------
Loss before extraordinary credit                                      (8,009)        (4,463)             (21,699)   (10,784)
Extraordinary credit, net discharge of indebtedness                                                        9,113
                                                                    --------       --------             --------   --------
Net loss                                                              (8,009)        (4,463)             (12,586)   (10,784)
Dividends applicable to redeemable preferred stock                      (144)          (131)                (422)      (385)
Reduction of retained earnings
    applicable to redeemable common stock                                (84)           (90)                (246)      (210)
                                                                    --------       --------             --------   --------
Loss applicable to common shares                                     ($8,237)       ($4,684)            ($13,254)  ($11,379)
                                                                    ========       ========             ========   ========

Earnings (loss) per share:
   Continuing operations                                              ($1.02)        ($0.64)              ($1.96)    ($1.59)
   Discontinued operations                                             (0.20)         (0.18)               (1.36)     (0.51)
                                                                      ------         ------               ------     ------
   Loss before extraordinary credit                                    (1.22)         (0.82)               (3.32)     (2.10)
   Extraordinary credit                                                                                     1.35
                                                                      ------         ------               ------     ------
               Net loss                                               ($1.22)        ($0.82)              ($1.97)    ($2.10)
                                                                      ======         ======               ======     ======

Weighted average number of shares of common stock
   and common stock equivalents outstanding                            6,730          5,717                6,712      5,409
                                                                       =====          =====                =====      =====

The accompanying notes are an integral part of the condensed consolidated financial statements.

--------------------
* As reclassified for discontinued operations.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                  (Unaudited in thousands, except share data)


                                                                     Receivable                                          Total
                                                        Additional      From                                          Shareholders'
                                     Common Stock        Paid-in      Related   Accumulated     Treasury Stock           Equity
                                  Shares      Dollars    Capital       Party     (Deficit)     Shares     Dollars       (Deficit)
                                ---------  ----------  ----------    --------  ----------      ------     ------        --------

Balance at December 29, 1994    6,455,602  $    5,052  $   36,613    ($ 4,100) ($  94,520)     57,038       ($805)      ($57,760)
 Net loss                                                                         (12,586)                               (12,586)
 Reclassification of
     redeemable common stock     (100,000)                   (500)                                                          (500)
 Common stock issued
     to pay liabilities            43,182          33         175                                                            208
 Net increase in receivable
    from related party
    including accrued interest                                            (59)                                               (59)
 Redeemable common stock
    put option exercised                           (8)          8
 Sale and reclassification
    of redeemable common stock     85,714                     399                                                            399
 Exercise of stock options         12,100           9          39                                                             48
 Redeemable common
    stock accretion                                                                  (246)                                  (246)
 Redeemable preferred
    stock dividends                                                                  (422)                                  (422)
 Common stock
     issued as compensation         6,898           5          30                                                             35
                                ---------  ----------  ----------    --------  ----------      ------     ------        --------
Balance at September 28, 1995   6,503,496  $    5,091  $   36,764    ($ 4,159) ($ 107,774)     57,038      ($805)       ($70,883)
                                =========  ==========  ==========    ========  ==========      ======     ======        ========

The accompanying notes are an integral part of the consolidated financial statements.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited in thousands)


                                                                                                         Nine Months Ended
                                                                                                       --------------------
                                                                                                        Sept 29,     Sept 28,
                                                                                                          1995         1994
                                                                                                       ---------    ---------

Net cash flows from (used by) operating activities,                                                    ($    284)   ($  4,235)
                                                                                                       ---------    ---------

Cash flows from investing activities:
   Additions to property, plant and equipment                                                             (1,892)      (9,195)
   Retail fixtures                                                                                          (631)        (514)
   Investment in Yield Global                                                                               (753)
   Acquisition of Arcar                                                                                                (2,264)
   Proceeds from collection of Welch notes                                                                 3,000
   Payment of liabilites with restricted cash                                                                550
   (Increase) decrease in unexpended plant construction funds                                                224       (1,746)
                                                                                                       ---------    ---------
Net cash flows used by investing activities                                                                  498      (13,719)
                                                                                                       ---------    ---------

Cash flows from financing activities:
   Net increase (decrease) in short-term debt                                                              1,564         (381)
   Proceeds from long-term borrowings                                                                    101,406       84,280
   Reduction of long-term debt                                                                          (104,813)     (68,068)
   Proceeds from private placements of ARTRA common stock                                                               3,230
   Other                                                                                                    (359)         (43)
                                                                                                       ---------    ---------
Net cash flows from (used by) financing activities                                                        (2,202)      19,018
                                                                                                       ---------    ---------

Increase (decrease) in cash and cash equivalents                                                          (1,988)       1,064
Cash and equivalents, beginning of period                                                                  2,070        1,060
                                                                                                       ---------    ---------
Cash and equivalents, end of period                                                                    $      82    $   2,124
                                                                                                       =========    =========



Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                                                                           $   4,793    $   3,828
    Income taxes paid, net                                                                                    18           48


Supplemental schedule of noncash investing and financing activities:
     Notes issued as consideration for Arcar acquisition                                                                8,000
     ARTRA common stock issued under terms of Lori's debt settlement                                                    2,500
agreement
     Lori common stock issued under terms of Lori's debt settlement                                                       700
agreement
     Issue common stock and redeemable common stock to pay down                                              205          756
liabilities


The accompanying notes are an integral part of the condensed consolidated financial statements.



                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.       FINANCIAL RESTRUCTURING AND BASIS OF PRESENTATION

Prior to September 28, 1995, ARTRA Group Incorporated and its majority-owned subsidiaries (hereinafter "ARTRA" or the "Company") principally operated in two industry segments as: 1) a manufacturer of packaging products principally serving the food industry; and 2) a designer and distributor of popular-priced fashion costume jewelry and accessories. The packaging products business is conducted by the Company's wholly-owned subsidiary, Bagcraft Corporation of America ("Bagcraft"). The jewelry business was conducted by the then 62.9% owned subsidiary, The Lori Corporation ("Lori"), through its two wholly-owned subsidiaries Lawrence Jewelry Corporation ("Lawrence") and Rosecraft, Inc. ("Rosecraft"). As discussed below, in September, 1995 Lori adopted a plan to discontinue its fashion costume jewelry business.

The Company's condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position as of September 28, 1995, and the results of operations and changes in cash flows for the periods ended September 28, 1995 and September 29, 1994. The Company has suffered recurring losses from operations and has a net capital deficiency. As a result of these factors, the Company has experienced difficulty in obtaining adequate financing to replace certain current credit arrangements, certain of which are in default, to fund its debt service and liquidity requirements in 1995. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 8, Notes Payable, and Note 9, Long Term Debt, for further discussion of the status of credit arrangements and restrictions on the ability of operating subsidiaries to fund ARTRA corporate obligations. Due to its limited ability to receive operating funds from its operating subsidiaries, ARTRA has historically met its operating expenditures with funds generated by such alternative sources as private placements of ARTRA common stock, sales of ARTRA common stock with put options, loans from officers/directors and private investors, as well as through sales of assets and/or other equity infusions. ARTRA plans to continue to seek such alternative sources of funds to meet its future operating expenditures.

On July 31, 1995, ARTRA and Bagcraft, entered into a letter of intent to sell the business assets, subject to the buyer's assumption of certain liabilities, of Bagcraft's wholly-owned Arcar Graphics, Inc. ("Arcar") subsidiary. Arcar is a manufacturer and distributor of waterbase inks. On October 26, 1995, Bagcraft completed the sale of the business assets, subject to the buyer's assumption of certain liabilities, of Arcar for cash of approximately $20,500,000. The net proceeds, after extinguishment of certain Arcar debt obligations of approximately $9,900,000, were used to reduce Bagcraft debt obligations.

Effective October 30, 1995, ARTRA settled certain debt obligations due a bank lender totaling approximately $5,000,000 for a cash payment of $150,000. The gain on this debt extinguishment will be reflected in the Company's financial statements in the fourth quarter of 1995.

In June 1995 ARTRA entered into an agreement to settle amounts due ARTRA by the former Welch Vacuum Technology ("Welch") subsidiary under terms of a noncompetition agreement and a subordinated note in the principal amount of $2,500,000 received by ARTRA as part of the proceeds from the 1989 sale of Welch. Per terms of the settlement agreement, ARTRA received cash of $3,000,000 and a subordinated note in the principal amount of $640,000 payable June 30, 2001. The cash proceeds were used for a $2,500,000 reduction of amounts due on certain ARTRA bank notes, with the remainder used for working capital. In conjunction with this transaction, ARTRA entered into a letter agreement with the bank whereby the bank agreed to not to exercise any of its rights and remedies with respect to amounts due the bank under its ARTRA notes (see Note 8) and certain obligations of ARTRA's president, Peter R. Harvey. In exchange for a payment of $5,700,000, plus accrued interest and fees, the bank agreed to discharge all amounts due the bank by ARTRA and to sell the obligations of Peter
R. Harvey due the bank to ARTRA. As of November 15, 1995, the Company had not made the payment to settle the amounts due the bank. The Company is currently negotiating with the bank to extend the due date for the payment due the bank and is currently negotiating with potential lenders to fund the amounts due the bank. Upon consummation of this transaction, ARTRA will recognize a gain on the discharge of this indebtedness.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

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

In recent years, Lori's fashion costume jewelry operations had experienced a pattern of significantly lower sales levels and related operating losses primarily due to a shift in the buying patterns of its major customers (i.e. certain mass merchandisers) from participation in Lori's service program to purchases of costume jewelry and accessories directly from manufacturers and due to a continued unfavorable retail environment. Accordingly, in September, 1995, Lori adopted a plan to discontinue its fashion costume jewelry business as discussed in Note 4.

As discussed in Note 3, on September 11, 1995, Lori signed a stock purchase agreement to participate in the acquisition of one hundred percent of the capital stock of Spectrum Global Services, Inc. d/b/a YIELD Global ("YIELD"), a wholly owned subsidiary of Spectrum Information Technologies, Inc. for consideration consisting of cash of approximately $6 million, net of cash acquired, and 450,000 Lori common shares issued as consideration for various fees and guarantees associated with the transaction. Additionally, in conjunction with the Yield acquisition, ARTRA has agreed to assume certain pre-existing Lori liabilities and indemnify Lori in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation. YIELD provides telecommunications and computer technical staffing services worldwide to Fortune 500 companies and maintains an extensive, global database of technical specialists, with an emphasis on wireless communications capability. On October 17, 1995, Lori completed the acquisition of one hundred percent of the capital stock of YIELD. The acquisition of Yield was funded principally by private placements of approximately 1,900,000 Lori common shares at $3.00 per share (total proceeds of approximately $5,700,000) plus detachable warrants to purchase approximately 950,000 Lori common shares at $3.375 per share. The warrants expire three years from the date of issue.

It is anticipated that Lori's entry into the telecommunications and computer technical staffing services business through the acquisition of Yield will provide Lori with sufficient liquidity and capital resources to fund its operations for the remainder of 1995 and beyond. Lori continues to search for additional funding, either through borrowings or equity infusions to expand its entry into the telecommunications and computer technical staffing services business.

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


2.       ARCAR GRAPHICS, INC.

In March, 1994, Bagcraft entered into an agreement to purchase the business assets, subject to buyer's assumption of certain liabilities, of Arcar, a manufacturer and distributor of waterbase inks, for consideration of $10,264,000 consisting of cash of $2,264,000 and subordinated promissory notes totaling $8,000,000. In addition to the initial consideration, the agreement called for the purchase price to be increased based upon Arcar's cumulative earnings, as defined in the purchase agreement,

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES for the period from January 1, 1994 until December 31, 1997 ("earnout compensation"). The seller also received a warrant to purchase 177,778 ARTRA common shares at a price of $5.625 per share, the market value at the date of grant. Exercise of the warrant is payable only through a reduction of the subordinated promissory notes and accrued interest due the seller under terms of the purchase agreement. The acquisition of Arcar, completed on April 8, 1994, was accounted for by the purchase method and, accordingly, the assets and liabilities of Arcar were included in ARTRA's financial statements at their estimated fair market value at the date of acquisition.

As discussed below in Note 4, on July 31, 1995, ARTRA and Bagcraft, entered into a letter of intent to sell the business assets, subject to the buyer's assumption of certain liabilities, of Arcar. The sale of Arcar was completed on October 26, 1995.


3        YIELD GLOBAL ACQUISITION

On September 11, 1995, Lori signed a stock purchase agreement to participate in the acquisition of one hundred percent of the capital stock of Spectrum Global Services, Inc. d/b/a YIELD Global ("YIELD"), a wholly owned subsidiary of Spectrum Information Technologies, Inc. for consideration consisting of cash of approximately $6 million, net of cash acquired, and 450,000 Lori common shares issued as consideration for various fees and guarantees associated with the transaction. The cash consideration included net cash payments to the selling shareholders of approximately $5.1 million. The 450,000 Lori common shares issued as consideration for the Yield transaction included 150,000 shares issued to Peter R. Harvey, a director of Lori and the president of ARTRA and 100,000 shares issued to ARTRA for their guarantee to the selling shareholder of the payment of the Yield purchase price at closing. The shares issued to Peter R. Harvey and ARTRA are subject to approval by Lori's shareholders. Additionally, in conjunction with the Yield acquisition, ARTRA has agreed to assume certain pre-existing Lori liabilities and indemnify Lori in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation. YIELD provides telecommunications and computer technical staffing services worldwide to Fortune 500 companies and maintains an extensive, global database of technical specialists, with an emphasis on wireless communications capability. The acquisition of YIELD, completed on October 17, 1995, will be accounted for by the purchase method.

The acquisition of Yield was funded principally by private placements of approximately 1,900,000 Lori common shares at $3.00 per share (total proceeds of approximately $5,700,000) plus detachable warrants to purchase approximately 950,000 Lori common shares at $3.375 per share. The warrants expire three years from the date of issue.

The following unaudited pro forma condensed consolidated balance sheet at September 28, 1995 presents the financial position of the Company at September 28, 1995 as if the acquisition of Yield and the related private placement of Lori common shares had been consummated as of September 28, 1995. The unaudited pro forma condensed consolidated statement of operations for the nine months ended September 28, 1995 and September 29, 1994 present the Company's results of operations as if the acquisition of Yield and the related private placement of Lori common shares had been consummated as of December 30, 1993. Due to the issuances of additional Lori common stock relating to the Yield acquisition and certain other non-related transactions, ARTRA's common stock ownership interest in Lori will be reduced to approximately 25%. The following unaudited pro forma condensed consolidated financial statements present ARTRA's investment in Lori as accounted for using the equity method.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                               September 28, 1995
                                 (In thousands)



                                                                         Deconsolidate         Pro Forma
                                                           Historical        Lori            Adjustments        Pro Forma
                                                           ----------      ---------           --------          --------
                                                                               (A)
     Current assets                                       $    46,087      $  (4,525)         $      76 (B)     $  41,638

     Property, plant and equipment, net                        28,544                                              28,544

     Investment in Lori                                                       (6,916)             3,631 (B)        (3,285)

     Excess of cost over net assets acquired, net               3,672                                               3,672

     Other                                                        858           (753)                                 105
                                                           ----------      ---------           --------          --------
                                                           $   79,161      $ (12,194)          $  3,707          $ 70,674
                                                           ==========      ==========          ========          ========



     Current liabilities                                    $ 114,987      $ (11,239)          $  2,752 (B)      $106,500

     Long-term debt                                            11,086                                              11,086

     Other noncurrent liabilities                               1,455           (955)               955 (B)         1,455

     Redeemable common stock                                    4,253                                               4,253

     ARTRA redeemable preferred stock                           3,551                                               3,551

     Bagcraft redeemable preferred stock                       10,625                                              10,625

     BCA Holdings redeemable preferred stock                    4,087                                               4,087

     Shareholders' equity (deficit)                           (70,883)                                            (70,883)
                                                            ---------      ---------           --------          --------
                                                            $  79,161      $ (12,194)          $  3,707          $ 70,674
                                                            =========      =========           ========          ========


Pro forma adjustments to the unaudited condensed consolidated balance sheet consist of:

(A) Deconsolidate Lori and present ARTRA's investment in and advances to Lori under the equity method.
(B) Lori liabilities assumed by ARTRA per provisions of the Yield acquisition agreement.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                  For the nine months ended September 28, 1995
                                 (In thousands)

                                                                              Deconsolidate      Pro Forma
                                                                 Historical        Lori         Adjustments        Pro Forma
                                                                 ---------      --------         ---------           -------
                                                                                     (A)
   Net sales                                                      $  90,703                                         $ 90,703

   Operating costs and expenses                                      96,149      $ (3,265)                            92,884
                                                                  ---------      --------                            -------
    Operating earnings (loss)                                        (5,446)        3,265                             (2,181)
   Equity in Lori loss                                                                               (3,189)  (B)     (3,189)
   Interest and other non-operating expenses                         (6,391)          410              (410)  (C)     (6,391)
                                                                  ---------      --------         ---------          -------
   Loss from continuing operations
        before income taxes  and minority interest                  (11,837)        3,675                            (11,761)
   Provision for income taxes                                           (35)                                             (35)
   Minority interest                                                   (671)
                                                                  ---------      --------          --------          -------
   Loss from continuing operations                                $ (12,543)     $  3,675         $  (3,599)        $(12,467)
                                                                  =========      ========          =========        =========

   Earnings (loss) per share from continuing operations            $  (1.96)                                         $ (1.95)
                                                                   ========                                          ========

   Weighted average shares outstanding                                6,712                                            6,712
                                                                  =========                                         ========


                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                  For the nine months ended September 29, 1994
                                 (In thousands)

                                                                              Deconsolidate      Pro Forma
                                                                 Historical        Lori         Adjustments        Pro Forma
                                                                 ----------      --------         ---------         -------
   Net sales                                                      $  82,936                                        $  82,936

   Operating costs and expenses                                      84,207      $   (692)
                                                                   --------       -------                            -------
                                                                                                                      83,515
   Operating earnings (loss)                                         (1,271)          692                               (579)
   Equity in Lori loss                                                                            $  (1,171)  (B)     (1,171)
   Interest and other non-operating expenses                         (6,115)          959                             (5,156)
                                                                   --------       -------                            -------
   Loss from continuing operations
        before income taxes  and minority interest                   (7,386)        1,651                             (6,906)
   Credit for income taxes                                                5                                                5
   Minority interest                                                   (665)                                            (665)
                                                                   --------       -------          --------          -------

   Loss from continuing operations                                 $ (8,046)     $  1,651         $  (1,171)        $ (7,566)
                                                                   ========       =======          ========          =======

   Earnings (loss) per share from continuing operations            $  (1.59)                                        $  (1.50)
                                                                   ========                                         =========

   Weighted average shares outstanding                                5,409                                            5,409
                                                                   ========                                          =======

Pro forma adjustments to the unaudited condensed consolidated statements of operations:

(A) Deconsolidate Lori and present ARTRA's investment in and advances to Lori under the equity method.
(B)  Reflect  ARTRA's  equity in Lori's pro forma  loss.
(C)  Reflect interest expense on Lori obligations assumed by ARTRA.


4.       DISCONTINUED OPERATIONS

On July 31, 1995, ARTRA and Bagcraft, entered into a letter of intent to sell the business assets, subject to the buyer's assumption of certain liabilities, of Arcar. On October 26, 1995, Bagcraft completed the sale of Arcar for cash of approximately $20,500,000. The net proceeds, after extinguishment of certain Arcar debt obligations of approximately $9,900,000, were used principally to reduce Bagcraft debt obligations. The gain on the sale of Arcar of approximately $7,500,000 will be reflected in the Company's financial statements in the fourth quarter of 1995.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

In September, 1995, Lori adopted a plan to discontinue its fashion costume jewelry business and recorded a provision of $1,000,000 for the estimated costs to complete the disposal of the fashion costume jewelry business.

The Company's condensed consolidated financial statements have been reclassified to report separately assets and liabilities and results of operations of Arcar and Lori's discontinued fashion costume jewelry business. At September 28, 1995, current assets of the discontinued operations consist principally of accounts receivable and inventory, while current liabilities consist principally of notes payable, accounts payable, other trade related debt and the above mentioned provision of $1,000,000 for the estimated costs to complete the disposal of the fashion costume jewelry business. The December 31, 1994 condensed consolidated balance sheet has not been reclassified.

The 1995 and 1994 operating results (in thousands) of Bagcraft's discontinued Arcar subsidiary and Lori's discontinued fashion costume jewelry business consists of:


                                                       Three Months Ended           Nine Months Ended
                                                      Sept 28,    Sept 29,         Sept 28,    Sept 29,
                                                        1995        1994             1995        1994
                                                     ----------  ----------       ----------   ---------

            Net sales                                $    5,145  $   10,166       $   16,932   $  30,234
                                                     ----------  ----------       ----------   ---------

            Operating expenses                            5,244      10,538           17,560      31,572

            Goodwill impairment                                                        6,430

            Interest and other expense                      323         625            1,093       1,385
                                                     ----------  ----------       ----------   ---------
                                                          5,567      11,163           25,083      32,957
                                                     ----------  ----------       ----------   ---------

            Earnings(loss)from operations
              before income taxes                         (422)        (997)          (8,151)     (2,723)

            (Provision)credit for income taxes              20           (6)              (5)        (15)
                                                     ----------  ----------       ----------   ---------

            Earnings (loss) from operations         $     (402)  $   (1,003)      $   (8,156)  $  (2,738)
                                                    ----------   ----------       ----------   ---------

            Provision for disposal of business       $  (1,000)                   $   (1,000)

            Provision for income taxes
                                                     ----------  ----------       ----------   ---------
                                                     $  (1,000)                   $   (1,000)
                                                     ----------  ----------       ----------   ---------

            Loss from discontinued operations        $  (1,402)  $   (1,003)      $   (9,156)   $ (2,738)
                                                     =========   ==========       ==========    ========


                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

At March 31, 1995 and at December 31, 1994, the Lori's business plan had anticipated that the restructuring of its debt (see Note 7), along with a consolidation and restructuring of its operations would permit it to obtain a sufficient level of borrowings to fund its capital requirements in 1995 and beyond. With the above business plan in place, funded by an adequate level of conventional working capital borrowings, it was anticipated that future cash flows from operations would be sufficient to recover the carrying value of the Company's goodwill.

During the second quarter of 1995, due primarily to competitive conditions in the costume jewelry industry, Lori's operating subsidiaries experienced a reduction in business with certain major customers. Additionally, , Lori's operating subsidiaries discontinued certain unprofitable programs with other customers resulting in charges to operations for merchandise credits and inventory valuation allowances totaling $450,000. Due to the continued losses from operations and the inability of the Lori to obtain conventional bank financing, Lori determined that its remaining goodwill balance could no longer be recovered over its remaining life through forecasted future operations. Accordingly, the Company recorded a charge against operations of $6,430,000 ($.96 per share) to write-off all of the goodwill of Lori's costume jewelry operations at June 29, 1995.


5.       INVENTORIES

         Inventories (in  thousands) consist of:

                                                Sept 28,   Dec 29,
                                                  1995      1994
                                                -------   -------
               Raw materials and supplies       $ 5,784   $ 7,041
               Work in process                      439       877
               Finished goods                    12,210    12,350
                                                -------   -------
                                                $18,433   $20,268
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

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

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

In conjunction with the Amended Settlement Agreement, ARTRA entered into a $1,850,000 short-term loan agreement with a non-affiliated corporation, the proceeds of which were used to fund amounts due the bank as discussed below. The loan, due June 30, 1995, with interest payable monthly at 10%, was collateralized by 100,000 shares of Lori common stock. These 100,000 Lori common shares were originally issued to the bank under terms of the August 18, 1994 Settlement Agreement. In August, 1995 the loan was extended until September 15, 1995 and the lender received the above mentioned 100,000 Lori common shares as consideration for the loan extension. The loan has not been paid as of November 15, 1995 and ARTRA has entered into discussions to extend the due date of the loan.

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


          Amounts due the bank under loan agreements
            of Lori and its operating subsidiaries and Fill-Mor     $ 25,394
          Less amounts due the bank   at  December 29, 1994          (10,500)
                                                                    --------
          Bank debt discharged                                        14,894
          Accrued interest and fees discharged                         3,635
          Other liabilities discharged                                 1,985
          Less consideration to the bank per terms of the
            amended settlement agreement
                Cash                                                  (1,900)
                ARTRA common stock                                    (2,500)
                New Dimensions assets assigned to the bank
                  at estimated fair market value                      (7,149)
                                                                    --------
                        Net extraordinary gain                      $  8,965
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

          Amounts due the bank under loan agreements
             of Lori and its operating subsidiaries and Fill-Mor   $ 10,500
          Less amounts due the bank                                    (750)
                                                                   --------
          Bank debt discharged                                        9,750
          Less fair market value of  Lori common stock
              issued as consideration for the debt restructuring       (337)
          Other fees and expenses                                      (300)
                                                                   --------
                   Net extraordinary gain                          $  9,113
                                                                   ========

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

8.       NOTES PAYABLE


Notes payable (in thousands) consist of:

                                                Sept  28,      December 29,
                                                  1995              1994
                                                --------         --------
  ARTRA bank notes payable,
    at various interest rates                   $ 16,008         $ 18,507
  Amounts due to related parties,
    interest from 8.5% to 12%                      6,561            5,669
  Lori accounts receivable credit facility           770
  Other, interest from 8% to 20%                   6,298            3,877
                                                --------         --------
                                                  29,637           28,053
  Less amounts classified as liabilities
    of discontinued operations                      (770)            -
                                                --------         --------
                                                $ 28,867         $ 28,053
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

On March 31, 1994, ARTRA entered into a series of agreements with its bank lender and with the private corporation noted above that had guaranteed $2,500,000 of ARTRA's bank notes. Per terms of the agreements, the private corporation purchased $2,500,000 of ARTRA notes from ARTRA's bank thereby reducing the outstanding principal on ARTRA's bank notes to $14,563,000 and the bank released the private corporation from its $2,500,000 loan guaranty. The ARTRA bank notes and related loan fees were payable on September 30, 1994. Interest on the bank notes continues to accrue at the prime rate (8.75% and 8.5% at September 28, 1995 and December 29, 1994, respectively) and is payable quarterly. Interest on the bank notes has been paid through June 14, 1994. Effective March 31, 1994, ARTRA pledged, as additional collateral for its bank notes, any and all net proceeds arising from its lawsuit against Salomon Brothers, Inc., Salomon Brothers Holding Company Inc. (collectively, "Salomon") D.P. Kelly & Associates, L.P. ("Kelly") and all of the directors of Emerald for breaches of fiduciary duty by the directors of Emerald, induced by Salomon and Kelly, in connection with the reorganization of Envirodyne as discussed in Note
6. As consideration for purchasing $2,500,000 of ARTRA bank notes, the private corporation received a $2,500,000 note payable from ARTRA bearing interest at the prime rate.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

As additional consideration, the private corporation has received an option to put back to ARTRA the 49,980 shares of ARTRA common stock received as compensation for its former $2,500,000 ARTRA loan guaranty at a price of $15.00 per share. The put option is exercisable on the later of the day that the $2,500,000 note payable to the private corporation becomes due or the date the ARTRA bank notes have been paid in full. The option price increases by $2.25 per share annually ($18.375 per share at September 28, 1995). The $2,500,000 note payable to the private corporation is reflected in the above table as amounts due to related parties.

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

In June 1995 ARTRA entered into an agreement to settle amounts due ARTRA by the former Welch subsidiary under terms of a noncompetition agreement and a subordinated note in the principal amount of $2,500,000 received by ARTRA as part of the proceeds from the 1989 sale of Welch. Per terms of the settlement agreement, ARTRA received cash of $3,000,000 and a subordinated note in the principal amount of $640,000 payable June 30, 2001. The cash proceeds were used for a $2,500,000 reduction of amounts due on certain ARTRA bank notes, with the remainder used for working capital. In conjunction with this transaction, ARTRA entered into a letter agreement with the bank whereby the bank agreed to not to exercise any of its rights and remedies with respect to amounts due the bank under its ARTRA notes and certain obligations of ARTRA's president, Peter R. Harvey. In exchange for a payment of $5,700,000, plus accrued interest and fees, the bank agreed to discharge all amounts due the bank by ARTRA and to sell the obligations of Peter R. Harvey due the bank to ARTRA. As of November 15, 1995, the Company had not made the payment to settle the amounts due the bank. The Company is currently negotiating with the bank to extend the due date for the payment due the bank and is currently negotiating with potential lenders to fund the amounts due the bank. Upon consummation of this transaction, ARTRA will recognize a gain on the discharge of this indebtedness.

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

A $3,600,000 bank note payable due December 31, 1990, had not been paid as of September 28, 1995. Effective October 30, 1995, the Company settled this bank obligation totaling approximately $5,000,000, including accrued interest, for a cash payment of $150,000. The gain on this debt extinguishment will be reflected in the Company's financial statements in the fourth quarter of 1995.

An ARTRA bank note with outstanding borrowings of $345,000 at September 28, 1995 and December 29, 1994 is guaranteed by a private company. Interest on the note is at the prime rate plus 2% (10.75% at September 28, 1995 and 10.5% at December 29, 1994). In October, 1995 all amounts due on this bank note were paid in full.


         Amounts Due To Related Parties

In January, 1995, John Harvey loaned ARTRA $100,000 evidenced by an unsecured 60 day note bearing interest at 8%. As additional compensation for the loan, John Harvey received a warrant to purchase 6,000 ARTRA common shares at $4.75 per share based upon the market value of ARTRA's common stock at the date of issuance. The warrant expires five years from the date of issuance. Terms of the note provide for the issuance of additional warrants to purchase ARTRA common

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES shares, as determined by the number of days the loan is outstanding. In April, 1995, John Harvey made additional advances to ARTRA totaling $33,000 and as consideration for all outstanding advances, received additional warrants to purchase 11,667 shares of ARTRA common stock at $3.75 per share based upon the market value of ARTRA's common stock at the date of issuance. At September 28, 1995 and December 29, 1994, total outstanding borrowings from John Harvey were $175,000 and $42,000, respectively.

At March 30, 1995, amounts due to related parties included a $850,000 short-term loan from a director of Lori. The loan provides for interest at the prime rate plus 1%. As consideration for assisting with the debt restructuring, the director received 150,000 Lori common shares valued at $337,500 ($2.25 per share) based upon Lori's closing market value on March 30, 1995. The principal amount of the loan was reduced to $775,000 at June 30, 1995 and further reduced to $750,000 at July 31, 1995. The remaining loan principle was not repaid on its scheduled to maturity date of July 31, 1995. Per terms of the loan agreement, the Lori director received an additional 50,000 Lori common shares as compensation for the non-payment of the loan at its originally scheduled maturity. The maturity date of the loan was subsequently extended to September 30, 1995. The Company has entered into discussions with the director to extend the maturity date of the loan. loan extension.

At September 28, 1995 and December 29, 1994, amounts due to related parties also included borrowings of $136,000 and $127,000, respectively, from the above mentioned director of Lori. As additional compensation the Lori director has received, through September 28, 1995, warrants to purchase an aggregate of 236,315 ARTRA common shares at prices ranging from $3.75 to $6.375 per share based upon the market value of ARTRA's common stock at the date of issuance. The warrants expire five years from the date of issuance. Terms of the note provide for the issuance of additional warrants to purchase ARTRA common shares as determined by the number of days the loan is outstanding.

On December 31, 1993, a religious organization, currently holding approximately 5.8% of ARTRA's outstanding common stock, loaned the Company $2,000,000 evidenced by a short-term note bearing interest at 10%. The proceeds of this loan were remitted to ARTRA's bank to pay principal and interest on ARTRA's bank notes as discussed above. In January, 1994 the religious organization made an additional $1,000,000 short-term loan to the Company also with interest at 10%. As additional compensation for the above loans, the lender received warrants to purchase an aggregate of 86,250 ARTRA common shares at prices ranging from $6.00 to $7.00 per share based upon the market of ARTRA's common stock at the date of issuance. The warrants expire in 1998, five years from the date of issuance. In July, 1994 ARTRA made a $2,000,000 payment against the amounts outstanding on the above loans and the religious organization subsequently loaned ARTRA an additional $2,000,000. At September 28, 1995 and December 29, 1994 borrowings due the religious organization totaled $3,000,000.


         Other

In conjunction with the debt settlement agreement discussed in Note 7, ARTRA entered into a $1,850,000 short-term loan agreement with a non-affiliated corporation, the proceeds of which were advanced to Lori and used to fund amounts due the bank as discussed below. The loan, due June 30, 1995, with interest payable monthly at 10%, was collateralized by 100,000 shares of Lori common stock. These 100,000 Lori common shares were originally issued to the bank under terms of the August 18, 1994 Settlement Agreement. In August, 1995 the loan was extended until September 15, 1995 and the lender received the above mentioned 100,000 Lori common shares as consideration for the loan extension. The loan has not been paid as of November 15, 1995 and ARTRA has entered into discussions to extend the due date of the loan.

During the second and third quarters of 1995, Lori entered into a series of agreements with certain unaffiliated investors that provided for $1,800,000 of short-term loans that provide for interest at 15%. As additional compensation the lenders received an aggregate of 91,176 Lori common shares. The proceeds from these loans were used for the September $500,000 down payment on the Yield acquisition, with the remainder used for working capital.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

In August, 1995 Lori obtained a credit facility for the factoring of the accounts receivable of its fashion costume jewelry operations. The credit facility provides for advances of 80% of receivables assigned, less allowances for markdowns and other merchandise credits. The factoring charge, a minimum of 1.75% of the receivables assigned, increases on a sliding scale if the receivables assigned are not collected within 45 days. Borrowings under the credit facility are collateralized by the accounts receivable, inventory and equipment of Lori's operating subsidiaries and guaranteed by Lori. At September 28, 1995 outstanding borrowings under this credit facility of $770,000 were classified in the Company's condensed consolidated balance sheet as current liabilities of discontinued operations held for disposal.


9.       LONG-TERM DEBT

         Long-term debt (in thousands) consists of:

                                                                                      Sept 28,  December 29,
                                                                                        1995        1994
                                                                                      --------    --------
     Bagcraft Credit Agreement,
         Term loans,
             interest at the prime rate plus 1.75% to 3%                              $ 17,000    $ 17,000
         Revolving credit loan,
             interest at the prime rate plus 1.5%                                       16,731      16,672
         Unamortized discount                                                              (30)       (315)
     Bagcraft, City of Baxter Springs, Kansas loan agreements,
         interest, at varying rates                                                     11,799      12,310
     Arcar subordinated promissory notes due to seller,
         interest, at the prime rate                                                     5,500       8,000
     Arcar bank term loan,
         interest at the prime rate plus .75%                                            2,625       2,750
     Arcar revolving credit loan,
         interest at the prime rate plus .5%                                               441
     Amounts due a bank term under terms of
         a debt settlement agreement                                                                10,500
     Other, at various interest rates,
         due in varying amounts through 1995                                                 6          27
                                                                                      --------    --------
                                                                                        54,072      66,944
     Current scheduled maturities                                                      (34,420)    (37,521)
     Less amounts classified as  liabilities of discontinued operations                 (8,566)
     Debt subsequently discharged                                                                   (9,750)
                                                                                      --------    --------
                                                                                      $ 11,086    $ 19,673
                                                                                      ========    ========

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

         Bagcraft

Effective December 17, 1993, Bagcraft refinanced its bank debt by entering into a Credit Agreement that provides for a revolving credit loan and two separate term loans. The term loans were separate two-year facilities initially totaling $12,000,000 (Term Loan A) and $8,000,000 (Term Loan B), bearing interest at the lender's index rate plus 1.75% and 3%, respectively. The principal under Term Loan A is payable at maturity (December 17, 1995), unless accelerated under terms of the Credit Agreement. The principal under Term Loan B ($5,000,000 outstanding at September 28, 1995 and December 29, 1994) was scheduled to be payable in varying monthly installments from January 1, 1994 to December 1, 1995, with the remaining principal balance payable at maturity (December 17,
1995), unless accelerated under terms of the Credit Agreement. At September 28, 1995, interest rates on Term Loan A and Term Loan B were 10.5% and 11.75% respectively.

The amount available to Bagcraft under the revolving credit loan is subject to a borrowing base, as defined in the agreement, up to a maximum of $18,000,000. At September 28, 1995 and December 29, 1994, approximately $50,000 and $450,000, respectively, was available and unused by Bagcraft under the revolving credit loan. The revolving credit loan bears interest at the lender's index rate plus 1.5%. The revolving credit loan was scheduled to become due and payable upon maturity of the Credit Agreement (December 17, 1995), unless accelerated under terms of the Credit Agreement. At September 28, 1995 the interest rate on the revolving credit loan was 10.25%.

Borrowings under the Credit Agreement are collateralized by substantially all of the assets of Bagcraft. The Credit Agreement contains various restrictive covenants, that among other restrictions, require Bagcraft to maintain minimum levels of net worth and liquidity levels and limit additional loans, dividend payments, capital expenditures and payments to related parties. In addition, the Credit Agreement prohibits changes in ownership of Bagcraft. At September 28, 1995 Bagcraft was not in compliance with certain provisions of its Credit Agreement. In October, 1995 the Credit Agreement was amended whereby, among other things the maturity date of the Credit Agreement was extended until March 31, 1996. Bagcraft is currently negotiating with its lender to further extend and/or amend its Credit Agreement.

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

         A $7,000,000 promissory note payable in ten installments of $700,000 due annually on July 21 of each year beginning in 1995 through maturity on July 21, 2004. Interest, at varying rates from 4.6% to 6.6%, is payable semi-annually. Bagcraft has borrowed the maximum available under this loan agreement.

         A  $5,000,000   subordinated   promissory   note  payable  as  follows:
         $2,000,000  installments due June 30,1998 and June 30, 1999; $1,000,000 due on January 2, 2000. The subordinated promissory note is interest free provided that loan payments are made on a timely basis and no events of default occur under terms of the agreement. At September 28, 1995 and December 29, 1994, Bagcraft had outstanding borrowings of $5,000,000 and $4,810,000, respectively, under this loan agreement.

         A $250,000 subordinated promissory note payable in 240 monthly installments commencing August 1, 1995 through maturity on July 18, 2015. The subordinated promissory note is interest free provided that loan payments are made on a timely basis and no events of default occur under terms of the agreement. At September 28, 1995 and December 29, 1994, Bagcraft had borrowed the maximum amount available under this loan agreement.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

         A $250,000 subordinated promissory note payable January 20, 2005. The subordinated promissory note is interest free provided that loan payments are made on a timely basis and no events of default occur under terms of the agreement. At September 28, 1995 and December 29, 1994, Bagcraft had borrowed the maximum amount available under this loan agreement.


Borrowings under the above loan agreements are collateralized by a first lien on the land and building at the Baxter Springs, Kansas production facility and by a second lien on certain machinery and equipment. At September 28, 1995 and December 29, 1994, $546,000 and $774,000, respectively, of borrowings from the above loan agreements is reflected in the condensed consolidated balance sheet in current assets as restricted cash and equivalents. These funds, invested in interest bearing cash equivalents, are restricted for expenditures associated with the Baxter Springs, Kansas project.


         Arcar

As discussed in Note 2, on April 8, 1994, Bagcraft completed the acquisition of Arcar for consideration consisting of cash of $2,264,000 and subordinated promissory notes totaling $8,000,000 ($5,500,000 and $8,000,000 outstanding at September 28, 1995 and December 29, 1994, respectively). The subordinated promissory notes provided for interest payable quarterly at the prime rate (as defined in the agreement). At September 28, 1995, the remaining outstanding promissory notes were scheduled to mature as follows: $2,500,000 payable March 15, 1996; $2,500,000 payable March 15, 1997; $500,000 payable March 15, 1998.
The seller also received a warrant to purchase 177,778 ARTRA common shares at a price of $5.625 per share, the market value at the date of grant. Exercise of the warrant is payable only through a reduction of the subordinated promissory notes and accrued interest due the seller under terms of the purchase agreement. The subordinated promissory notes were paid in full in October, 1995 with proceeds from the sale of Arcar (see Note 4).

Effective April 8, 1994, Arcar entered into a Loan and Security Agreement (the "Agreement") with a bank that provides for a revolving credit loan and a term loan. The term loan, in the original principal amount of $2,750,000, bears interest at the prime rate plus .75%. The principal under the term loan was originally scheduled to be payable in forty-eight varying monthly installments from April 30, 1995 to March 31, 1999, unless accelerated under terms of the Agreement. At September 28, 1995 the interest rate on the term loan was 9. 5%.

The amount available to Arcar under the revolving credit loan was subject to a borrowing base, as defined in the agreement, up to a maximum of $1,500,000. The revolving credit loan bears interest at the prime rate plus .5% (9.25% at September 28, 1995) and was due and payable March 31, 1996, unless accelerated under terms of the Agreement. The revolving credit loan, renewable solely at the discretion of the lender for additional one year periods until maturity of the Agreement (March 31, 1999. At September 28, 1995 approximately $1,050,000 was available and unused by Arcar under the revolving credit loan.

Borrowings under the Agreement were collateralized by substantially all of the assets of Arcar. The Agreement contained various restrictive covenants, that among other restrictions, require Arcar to maintain minimum levels of net worth and liquidity levels and limit additional loans, dividend payments, capital expenditures and payments to related parties.

All borrowings under the Agreement were paid in full in October, 1995 with proceeds of the sale of Arcar (see Note 4).


         Lori

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

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

Lori's parent, Fill-Mor, plus amounts due the bank for accrued interest and fees were reduced to $10,500,000 as of December 23, 1994 (of which $7,855,000 pertained to Lori's obligation to the bank and $2,645,000 pertained to Fill-Mor's obligation to the bank). As partial consideration for the Amended Settlement Agreement the bank received a $750,000 Lori note payable due March 31, 1995.

In March, 1995 the $750,000 note due the bank was paid and the remaining indebtedness of Lori and Fill-Mor was discharged, resulting in an additional extraordinary gain to Lori and Fill-Mor of $9,113,000 in 1995 (See Note 7).


The common stock and virtually all the assets of ARTRA's subsidiaries have been pledged as collateral for ARTRA's and its subsidiaries' borrowings. Under certain debt agreements the Company is limited in the amounts it can withdraw from its operating subsidiaries. At September 28, 1995 and December 29, 1994, substantially all cash and equivalents on the Company's consolidated balance sheet are restricted to use by and for the Company's operating subsidiaries.


10.      OBLIGATIONS EXPECTED TO BE SETTLED BY THE ISSUANCE OF COMMON STOCK


Effective July 4, 1995, Lori and ARTRA entered into an employment or consulting services agreements with certain individuals to manage Lori's entry into and development of the telecommunications and computer technical staffing services business. As additional compensation, the agreements provided for the issuance in aggregate of a 35% common stock interest in Lori. The Lori shares, issued on October 6, 1995, were valued at $.93 per share based upon Lori's average closing market price on the American Stock Exchange for the period beginning 5 business days prior to and ending 5 business days after the acceptance of the employment or consulting services agreements (July 4, 1995), as discounted for dilution, blockage and restricted marketability. Accordingly, Lori has accrued the compensation charge of $3,000,000 related to the issuance of the 35% common stock interest in Lori (approximately 3,200,000 Lori common shares), which is classified in the Company's condensed consolidated balance sheet at September 28, 1995 as obligations expected to be settled by the issuance of common stock. After the issuance of these common shares, plus the effects of the issuance of common shares sold by private placements and other common shares issued in conjunction with the Yield acquisition, ARTRA's common stock ownership interest in Lori will be reduced to approximately 25%.


11.      REDEEMABLE COMMON STOCK

ARTRA has entered into various agreements under which it has sold its common shares along with options that require ARTRA to repurchase these shares at the option of the holder, principally one year after the date of each agreement. The difference between the option price and the net proceeds received is amortized over the life of the options by a charge to retained earnings. Additionally, as discussed in Note 7, ARTRA has agreed to register the 100,000 ARTRA common shares issued to a bank in as partial consideration for a debt settlement agreement on or before July 31, 1995. In the event the shares are not registered by July 31, 1995, the bank has the right to put the 100,000 ARTRA common shares back to ARTRA for an exercise price of $500,000. As of November 15, 1995 the ARTRA shares have not been registered and the bank has not exercised it put option. At September 28, 1995 and December 29, 1994 options are outstanding that, if exercised, would require ARTRA to repurchase 283,965 and 279,679 shares of its common stock for an aggregate amount of $4,253,000 and $4,144,000, respectively.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

12.      REDEEMABLE PREFERRED STOCK

On September 27, 1989, ARTRA received a proposal to purchase BCA, the parent of Bagcraft, from Sage Group, Inc. ("Sage"), a privately-owned corporation that owned 100% of the outstanding common stock of BCA. Sage was merged with and into Ozite Corporation ("Ozite") on August 24, 1990. Peter R. Harvey, ARTRA's President, and John Harvey, ARTRA's Chairman of the Board of Directors, were the principal shareholders of Sage and are the principal shareholders of Ozite. Effective March 3, 1990, a wholly-owned subsidiary of ARTRA acquired 100% of BCA's issued and outstanding common shares for consideration of $5,451,000, which included 772,000 shares of ARTRA common stock and 3,750 shares of $1,000 par value junior non-convertible payment-in-kind redeemable Series A Preferred Stock with an estimated fair value of $1,012,000, net of unamortized discount of $2,738,000. The Series A Preferred Stock accrues dividends at the rate of 6% per annum and is redeemable by ARTRA on March 1, 2000 at a price of $1,000 per share plus accrued dividends. Accumulated dividends of $1,444,000 and $1,221,000 were accrued at September 28, 1995 and December 29, 1994, respectively.

In 1987, Bagcraft issued to an affiliate, currently a subsidiary of Ozite, $5,000,000 of preferred stock (50,000 shares of 13.5% cumulative, redeemable preferred stock with a liquidation preference equal to $100 per share) redeemable by Bagcraft in 1997 at a price of $100 per share plus accrued dividends. Dividends, which accrue and are payable semiannually on June 1 and December 1 of each year, are reflected in the Company's condensed consolidated statement of operations as minority interest. The affiliate has agreed to forego dividend payments as long as such payments are prohibited by bank lenders. Accumulated dividends of $5,625,000 and $5,119,000 were accrued at September 28, 1995 and December 29, 1994, respectively.

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


13.      INCOME TAXES

No income tax benefit was recognized in connection with the Company's 1995 and 1994 pre-tax losses due to the Company's tax loss carryforwards. The 1995 extraordinary credit represents a net gain from discharge of bank indebtedness.

At September 28, 1995, ARTRA had Federal income tax loss carryforwards of approximately $42,000,000 expiring principally in 2003 - 2009. ARTRA's discontinued Ultrasonix and Ratex subsidiaries had Federal income tax loss carryforwards of approximately $11,000,000 available to be applied against future taxable income, if any. In recent years, the Company has issued shares of its common stock to repay various debt obligations, as consideration for acquisitions, to fund working capital obligations and as consideration for various other transactions. Section 382 of the Internal Revenue Code of 1986 limits a corporation's utilization of its Federal income tax loss carryforwards when certain changes in the ownership of a corporation's common stock occurs. In the opinion of management, the Company is not currently subject to such limitations regarding the utilization of its Federal income tax loss carryforwards. Should the Company continue to issue a significant number of shares of its common stock, it could trigger a limitation that would prevent it from utilizing a substantial portion of its Federal income tax loss carryforwards.

At June 29, 1995, Lori and its subsidiaries had Federal income tax loss carryforwards of approximately $53,000,000 available to be applied against future taxable income, if any, expiring principally in 1995 - 2009. Lori has recently issued a significant number of shares of its common stock in conjunction with the Yield acquisition and certain related transactions. Accordingly, Lori is currently subject to significant limitations under Section 382 of the Internal Revenue Code of 1986 regarding the utilization of its Federal income tax loss carryforwards.

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

14.      EMPLOYEE BENEFIT PLANS

Effective June 1, 1990, the Company adopted an Employee Stock Ownership Plan ("ESOP") which covers substantially all employees of ARTRA and its Bagcraft subsidiary. Employer contributions to the Plan are at the discretion of ARTRA's Board of Directors. Employee contributions are not permitted. ARTRA's contribution for the plan years ended December 31, 1995 and 1994, 15,000 ARTRA common shares and 8,750 ARTRA common shares, respectively, has been accrued in the Company's condensed consolidated balance sheet in current liabilities at their fair market value. Effective August 1, 1995, the Company terminated the ESOP and is currently is the process of distributing the related Employee accounts to participants.


15.      EARNINGS PER SHARE

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


16.      LITIGATION

The Company and its subsidiaries are the defendants in various business-related litigation and environmental matters. At September 28, 1995 and December 29, 1994, the Company had accrued $1,500,000 for potential business-related litigation and environmental liabilities. While these litigation and environmental matters involve wide ranges of potential liability, management does not believe the outcome of these matters will have a material adverse effect on the Company's financial statements. However, ARTRA may not have available funds to pay liabilities arising out of these business-related litigation and environmental matters or, in certain instances, to provide for its legal defense. ARTRA could suffer severe adverse consequences in the event of an unfavorable judgment in any of these matters.

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

In January, 1985 the United States Environmental Protection Agency ("EPA") notified the Company's Bagcraft subsidiary that it was a potentially responsible party under the Comprehensive Environmental Responsibility Compensation and Liability Act ("CERCLA") for alleged release of hazardous substances at the Cross Brothers site near Kankakee, Illinois. Although Bagcraft has denied liability for the site, it has entered into a settlement agreement with the EPA, along with the other third party defendants, to resolve all claims associated with the site except for state claims. In May, 1994 Bagcraft paid $850,000 plus accrued interest of $29,000 to formally extinguish the EPA claim. Bagcraft filed suit in 1993 in the United States District Court for the Northern District of Illinois, against its insurers to recover a portion of its liability costs in connection with the Cross Brothers case. Bagcraft recovered $725,000 from its insurers in 1994 and an additional $250,000 in 1995. With regard to the state action, Bagcraft is participating in settlement discussions with the State and thirteen other potential parties to resolve all claims associated with the State. The maximum state claim is $1.1 million. Bagcraft has accrued $120,000 related to the State action in the Company's consolidated financial statements at September 28, 1995 and December 29, 1994.

Bagcraft was listed as a de minimis contributor at the American Chemical Services, Inc. off-site disposal location in Griffith, Indiana. This site is included in the EPA's National Priorities List. Bagcraft is presently unable to determine its liability, if any, with respect to this site.

Bagcraft is presently undertaking a soil remediation project for solvent-contaminated soil at its Chicago manufacturing facility. The environmental firm responsible for implementing the remediation has recommended that a soil vapor

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES extraction process be used, at an estimated cost of $175,000. Although there can be no assurances that remediation costs will not exceed this estimate, in the opinion of management, no material additional costs are anticipated.

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

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES

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

In conjunction with the Yield acquisition (see Note 3), ARTRA has agreed to assume certain pre-existing Lori liabilities and indemnify Lori in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation.


17.      RELATED PARTY TRANSACTIONS

Advances to Peter R. Harvey, ARTRA's president, classified in the condensed consolidated balance sheet as a reduction of common shareholders' equity, (in thousands) consist of:

                                                        Sept 29, December 29,
                                                           1995     1994
                                                         -------  -------
          ARTRA ....................................... $ 5,099    $ 3,205
          Fill-Mor ....................................              1,510
                                                        -------    -------
                                                          5,099      4,715
          Less interest for the period January 1, 1993
            to date, accrued and fully reserved .......    (940)      (615)
                                                        -------    -------
                                                        $ 4,159    $ 4,100
                                                        =======    =======

ARTRA has total advances due from its president, Peter R. Harvey, of which $5,099,000 and $3,205,000, including accrued interest, remained outstanding at September 28, 1995 and December 29, 1994. The advances bear interest at the prime rate plus 2% (10.75% at September 28, 1995). This receivable from Peter R. Harvey has been classified as a reduction of common shareholders' equity.

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

Commencing January 1, 1993 to date, interest on all advances to Peter R. Harvey has been accrued and fully reserved. Interest accrued and fully reserved on the advances to Peter R. Harvey for the nine months ended September 28, 1995 and September 29, 1994 totaled $325,000 and $240,000, respectively.

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

For a discussion of certain other related party debt obligations see Note 8.


18.      OTHER INFORMATION

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

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following discussion supplements the information found in the financial statements and related notes:


Changes in Business

         Arcar

As discussed in Note 2 to the condensed consolidated financial statements, in March, 1994, Bagcraft entered into an agreement to purchase the business assets, subject to buyer's assumption of certain liabilities, of Arcar, a manufacturer and distributor of waterbase inks, for consideration of $10,264,000 consisting of cash of $2,264,000 and subordinated promissory notes totaling $8,000,000. In addition to the initial consideration, the agreement called for the purchase price to be increased based upon Arcar's cumulative earnings, as defined in the purchase agreement, for the period from January 1, 1994 until December 31, 1997 ("earnout compensation"). The seller also received a warrant to purchase 177,778 ARTRA common shares at a price of $5.625 per share, the market value at the date of grant. Exercise of the warrant is payable only through a reduction of the subordinated promissory notes and accrued interest due the seller under terms of the purchase agreement. The acquisition of Arcar, completed on April 8, 1994, was accounted for by the purchase method and, accordingly, the assets and liabilities of Arcar were included in ARTRA's financial statements at their estimated fair market value at the date of acquisition.

On July 31, 1995, ARTRA and Bagcraft, entered into a letter of intent to sell the business assets, subject to the buyer's assumption of certain liabilities, of Arcar. On October 26, 1995, Bagcraft completed the sale of Arcar for cash of approximately $20,500,000. The net proceeds, after extinguishment of certain Arcar debt obligations of approximately $9,900,000, were used principally to reduce Bagcraft debt obligations. The gain on the sale of Arcar of approximately $7,500,000 will be reflected in the Company's financial statements in the fourth quarter of 1995.


         Lori

On September 11, 1995, Lori signed a stock purchase agreement to participate in the acquisition of one hundred percent of the capital stock of Spectrum Global Services, Inc. d/b/a YIELD Global ("YIELD"), a wholly owned subsidiary of Spectrum Information Technologies, Inc. for consideration consisting of cash of approximately $6 million, net of cash acquired, and 450,000 Lori common shares issued as consideration for various fees and guarantees associated with the transaction. The cash consideration included net cash payments to the selling shareholders of approximately $5.1 million. The 450,000 Lori common shares issued as consideration for the Yield transaction included 150,000 shares issued to Peter R. Harvey, a director of the Company and the president of ARTRA and 100,000 shares issued to ARTRA for their guarantee to the selling shareholder of the payment of the Yield purchase price at closing. The shares issued to Peter
R. Harvey and ARTRA are subject to approval by Lori's shareholders. Additionally, in conjunction with the Yield acquisition, ARTRA has agreed to assume certain pre-existing Lori liabilities and indemnify Lori in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation. YIELD provides telecommunications and computer technical staffing services worldwide to Fortune 500 companies and maintains an extensive, global database of technical specialists, with an emphasis on wireless communications capability. The acquisition of YIELD, completed on October 17, 1995, will be accounted for by the purchase method.

The acquisition of Yield was funded principally by private placements of approximately 1,900,000 Lori common shares at $3.00 per share (total proceeds of approximately $5,700,000) plus detachable warrants to purchase approximately 950,000 Lori common shares at $3.375 per share. The warrants expire three years from the date of issue.

In September, 1995, Lori adopted a plan to discontinue Lori's fashion costume jewelry business and recorded a provision of $1,000,000 for the estimated costs to complete the disposal of the fashion costume jewelry business.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)



         Envirodyne

As discussed in Note 6 to the condensed consolidated financial statements in March, 1989, Envirodyne Industries, Inc. ("Envirodyne") and Emerald Acquisition Corporation ("Emerald") entered into a definitive agreement for a subsidiary of Emerald to acquire all of the issued and outstanding shares of Envirodyne common stock. Pursuant to the terms of certain letter agreements, ARTRA agreed to participate in the transaction and received Envirodyne's consent to sell its then 4,830,000 Envirodyne common shares (a 26.3% interest) to Emerald. On May 3, 1989 the transaction was consummated. ARTRA received consideration consisting of: (i) cash of $75,000,000; (ii) a 27.5% common stock interest in Emerald and
(iii) Emerald junior debentures ("Junior Debentures") with a principal amount of $20,992,710. The Junior Debentures were scheduled to mature May 1, 2001, twelve years from the date of issuance, and to accrue and pay interest in the form of cash or additional Junior Debentures, at Emerald's option, semi-annually, for the first six years at the rate of 15% and to pay interest at the rate of 15% in the form of cash thereafter, semi-annually in arrears. ARTRA's 27.5% interest in Emerald common stock and Emerald Junior Debentures, as required by the Securities and Exchange Commission Staff Accounting Bulletin No. 81, were carried net of a valuation allowance.

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


Liquidity and Capital Resources

         Cash and Cash Equivalents and Working Capital

Cash and cash equivalents decreased $1,988,000 during the nine months ended September 28, 1995. Cash flows used by financing activities of $2,202,000 and cash flows used by operating activities of $284,000 exceeded cash flows from investing activities of $498,000. Cash flows used by financing activities were attributable to a net reduction of long-term debt principally due to the March 15, 1995 maturity of a $2,500,000 note payable to the Arcar sellers. Cash flows used by operating activities were principally attributable to the Company's loss from operations, exclusive of the effect of a charge to operations of $12,930,000 representing an impairment of goodwill at Lori's discontinued fashion costume jewelry operations and a compensation charge to continuing operations of $3,000,000 representing the issuance in aggregate of a 35% common stock interest in Lori as additional consideration under employment or consulting services agreements with certain individuals to manage Lori's entry into and development of the telecommunications and computer technical staffing services business. Cash flows from investing activities represent proceeds from a settlement of notes receivable arising from the 1989 sale of the former Welch Vacuum Technology subsidiary and the use of funds held in escrow at December 29, 1994 for the payment of certain liabilities, net of expenditures for plant and equipment, retail fixtures and the down payment and certain costs incurred in conjunction with Lori's October, 1995 acquisition of Yield.

The Company's consolidated working capital deficiency increased $8,428,000 to approximately $68,900,000 during the nine months ended September 28, 1995. The increase in working capital deficiency is principally attributable to the Company's loss from operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)



         Status of Debt Agreements and Operating Plans

At September 28, 1995 the Company's corporate entity was in default of provisions of certain of its credit agreements. Under certain subsidiary debt agreements ARTRA is limited in the amounts it can withdraw from its operating subsidiaries. See Notes 8 and 9 to the Company's condensed consolidated financial statements and discussion below.

Effective August 18, 1994, as amended effective December 23, 1994, ARTRA, Fill-Mor, Lori and Lori's operating subsidiaries entered into an agreement with Lori's bank lender to settle obligations due the bank under terms of the bank loan agreements of Lori and its operating subsidiaries and Fill-Mor. See Note 7 to the condensed consolidated financial statements and discussion below.


         ARTRA Corporate

At December  30,  1993,  $18,452,000  in ARTRA  notes and  related  loan fees of
$1,107,000 were payable to a bank. On December 31, 1993, a religious organization, currently holding approximately 5.8% of ARTRA's outstanding common stock, made a $2,000,000 short-term loan to the Company with interest at 10%. See Note 8 to the condensed consolidated financial statements for further discussion of this transaction and additional consideration received by the religious organization. The proceeds of this loan were remitted to the bank to pay interest and other costs due through December 31, 1993 and to reduce the principal amount outstanding on the bank notes to $17,063,000.

On March 31, 1994, ARTRA entered into a series of agreements with its primary bank lender and with a private corporation that had guaranteed $2,500,000 of ARTRA's bank notes. Per terms of the agreements, the private corporation purchased $2,500,000 in ARTRA notes from ARTRA's bank thereby reducing the outstanding principal on ARTRA's bank notes to $14,563,000 at March 31, 1994 and the bank released the private corporation from its $2,500,000 loan guaranty. As consideration for purchasing $2,500,000 of ARTRA bank notes, the private corporation received a $2,500,000 note payable from ARTRA bearing interest at the prime rate. See Note to the condensed consolidated financial statements for further discussion of this transaction and additional consideration received by the private corporation. A major shareholder and executive officer of the private corporation is an ARTRA director.

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

In June 1995 ARTRA entered into an agreement to settle amounts due ARTRA by the former Welch subsidiary under terms of a noncompetition agreement and a subordinated note in the principal amount of $2,500,000 received by ARTRA as part of the proceeds from the 1989 sale of Welch. Per terms of the settlement agreement, ARTRA received cash of $3,000,000 and a subordinated note in the principal amount of $640,000 payable June 30, 2001. The cash proceeds were used for a $2,500,000 reduction of amounts due on certain ARTRA bank notes, with the remainder used for working capital. In conjunction with this transaction, ARTRA entered into a letter agreement with the bank whereby the bank agreed to not to exercise any of its rights and remedies with respect to amounts due the bank under its ARTRA notes and certain obligations of ARTRA's president, Peter R. Harvey. In exchange for a payment of $5,700,000, plus accrued interest and fees, the bank agreed to discharge all amounts due the bank by ARTRA and to sell the obligations of Peter R. Harvey due the bank to ARTRA. As of November 15, 1995, the Company had not made the payment to settle the amounts due the bank. The Company is currently negotiating with the bank to extend the due date for the payment due the bank and is currently negotiating with potential lenders to fund the amounts due the bank. Upon consummation of this transaction, ARTRA will recognize a gain on the discharge of this indebtedness.

As discussed in Note 17 to the condensed consolidated financial statements, ARTRA has total advances due from its president, Peter R. Harvey, of which $5,099,000 and $3,205,000, including accrued interest, remained outstanding at

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)



September 28, 1995 and December 29, 1994. The advances bear interest at the prime rate plus 2% (10.75% at September 28, 1995). This receivable from Peter R. Harvey has been classified as a reduction of common shareholders' equity.

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

ARTRA has entered into various agreements under which it has sold its common shares along with options that require ARTRA to repurchase these shares at the option of the holder, principally one year after the date of each agreement. At September 28, 1995, options are outstanding that, if exercised, would require ARTRA to repurchase 283,965 shares of its common stock for an aggregate amount of approximately $4,253,000. ARTRA does not have available funds to satisfy its obligations if these options were exercised. However the holders of redeemable common stock have the option to sell their shares in the market subject to the limitations of Securities Act Rule 144. At its discretion and subject to its financial ability, ARTRA could reimburse the optionholders for any short-fall resulting from such sale.

As discussed in Note 12 to the condensed consolidated financial statements, ARTRA, Bagcraft and Bagcraft's parent BCA Holdings, Inc. ("BCA") have various redeemable preferred stock issues with an aggregate carrying value of $18,263,000 outstanding at September 28, 1995. These redeemable preferred stock issues have various maturity dates commencing in 1997.

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

ARTRA does not currently have available funds to repay the principal amount of its bank notes as of September 28, 1995. On October 25, 1994, ARTRA's bank lender filed suit against ARTRA in the Circuit Court of Cook County, Illinois alleging nonpayment by ARTRA of the amounts due under the above notes payable to the bank. The bank has requested that the court enter judgment in its favor against ARTRA in the amount of approximately $16,000,000, which includes the principal balance of the notes of $14,563,000, plus interest, costs and fees.

In June 1995 ARTRA entered into an agreement to settle amounts due ARTRA by the former Welch subsidiary under terms of a noncompetition agreement and a subordinated note in the principal amount of $2,500,000 received by ARTRA as part of the proceeds from the 1989 sale of Welch. Per terms of the settlement agreement, ARTRA received cash of $3,000,000 and a subordinated note in the principal amount of $640,000 payable June 30, 2001. The cash proceeds were used for a $2,500,000 reduction of amounts due on certain ARTRA bank notes, with the remainder used for working capital. In conjunction with this transaction, ARTRA entered into a letter agreement with the bank whereby the bank agreed to not to exercise any of its rights and remedies with respect to amounts due the bank under its ARTRA notes and certain obligations of ARTRA's president, Peter R. Harvey. In exchange for a payment of $5,700,000, plus accrued interest and fees, the bank agreed to discharge all amounts due the bank by ARTRA and to sell the obligations of Peter R. Harvey due the bank to ARTRA. As of November 15, 1995, the Company had not made the payment to settle the amounts due the bank. The Company is currently negotiating with the bank to extend the due date for the payment due the bank and is currently negotiating with potential lenders to fund the amounts due the bank. Upon consummation of this transaction, ARTRA will recognize a gain on the discharge of this indebtedness.

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


         Bagcraft

Effective December 17, 1993, Bagcraft refinanced its bank debt by entering into a Credit Agreement that provides for a revolving credit loan and two separate term loans. The term loans were separate two-year facilities initially totaling $12,000,000 (Term Loan A) and $8,000,000 (Term Loan B), bearing interest at the lender's index rate plus 1.75% and 3%, respectively. The principal under Term Loan A is payable at maturity (December 17, 1995), unless accelerated under terms of the Credit Agreement. The principal under Term Loan B ($5,000,000 outstanding at September 28, 1995 and December 29, 1994) was scheduled to be payable in varying monthly installments from January 1, 1994 to December 1, 1995, with the remaining principal balance payable at maturity (December 17,
1995), unless accelerated under terms of the Credit Agreement. At September 28, 1995, interest rates on Term Loan A and Term Loan B were 10.5% and 11.75% respectively.

The amount available to Bagcraft under the revolving credit loan is subject to a borrowing base, as defined in the agreement, up to a maximum of $18,000,000. At September 28, 1995 and December 29, 1994, approximately $50,000 and $450,000, respectively, was available and unused by Bagcraft under the revolving credit loan. The revolving credit loan bears interest at the lender's index rate plus 1.5%. The revolving credit loan was scheduled to become due and payable upon maturity of the Credit Agreement (December 17, 1995), unless accelerated under terms of the Credit Agreement. At September 28, 1995 the interest rate on the revolving credit loan was 10.25%.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)



Borrowings under the Credit Agreement are collateralized by substantially all of the assets of Bagcraft. The Credit Agreement contains various restrictive covenants, that among other restrictions, require Bagcraft to maintain minimum levels of net worth and liquidity levels and limit additional loans, dividend payments, capital expenditures and payments to related parties. In addition, the Credit Agreement prohibits changes in ownership of Bagcraft. At September 28, 1995 Bagcraft was not in compliance with certain provisions of its Credit Agreement. In October, 1995 the Credit Agreement was amended whereby, among other things the maturity date of the Credit Agreement was extended until March 31, 1996. Bagcraft is currently negotiating with its lender to further extend and/or amend its Credit Agreement.

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

         A $7,000,000 promissory note payable in ten installments of $700,000 due annually on July 21 of each year beginning in 1995 through maturity on July 21, 2004. Interest, at varying rates from 4.6% to 6.6%, is payable semi-annually. Bagcraft has borrowed the maximum available under this loan agreement.

         A  $5,000,000   subordinated   promissory   note  payable  as  follows:
         $2,000,000  installments due June 30,1998 and June 30, 1999; $1,000,000 due on January 2, 2000. The subordinated promissory note is interest free provided that loan payments are made on a timely basis and no events of default occur under terms of the agreement. At September 28, 1995 and December 29, 1994, Bagcraft had outstanding borrowings of $5,000,000 and $4,810,000, respectively, under this loan agreement.

         A $250,000 subordinated promissory note payable in 240 monthly installments commencing August 1, 1995 through maturity on July 18, 2015. The subordinated promissory note is interest free provided that loan payments are made on a timely basis and no events of default occur under terms of the agreement. At September 28, 1995 and December 29, 1994, Bagcraft had borrowed the maximum amount available under this loan agreement.

         A $250,000 subordinated promissory note payable January 20, 2005. The subordinated promissory note is interest free provided that loan payments are made on a timely basis and no events of default occur under terms of the agreement. At September 28, 1995 Bagcraft had borrowed the maximum amount available under this loan agreement.


Borrowings under the above loan agreements are collateralized by a first lien on the land and building at the Baxter Springs, Kansas production facility and by a second lien on certain machinery and equipment. At September 28, 1995, $546,000 of borrowings from the above loan agreements is reflected in the Consolidated Balance Sheet in current assets as restricted cash and equivalents. These funds, invested in interest bearing cash equivalents, are restricted for expenditures associated with the Baxter Springs, Kansas project.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)



As discussed in Note 2, to the condensed consolidated financial statements, on April 8, 1994, Bagcraft completed the acquisition of Arcar for consideration consisting of cash of $2,264,000 and subordinated promissory notes totaling $8,000,000 ($5,500,000 and $8,000,000 outstanding at September 28, 1995 and
December 29, 1994, respectively). The subordinated promissory notes provide for interest payable quarterly at the prime rate (as defined in the agreement). At September 28, 1995, the remaining outstanding promissory notes were scheduled to mature as follows: $2,500,000 payable March 15, 1996; $2,500,000 payable March 15, 1997; $500,000 payable March 15, 1998. The seller also received a warrant to purchase 177,778 ARTRA common shares at a price of $5.625 per share, the market value at the date of grant. Exercise of the warrant is payable only through a reduction of the subordinated promissory notes and accrued interest due the seller under terms of the purchase agreement. The subordinated promissory notes were paid in full in October, 1995 with proceeds from the sale of Arcar (see
Note 4 ).

Effective April 8, 1994, Arcar entered into a Loan and Security Agreement (the "Agreement") with a bank that provided for a revolving credit loan and a term loan. The term loan, in the original principal amount of $2,750,000, bears interest at the prime rate plus .75%. The principal under the term loan was originally scheduled to be payable in forty-eight varying monthly installments from April 30, 1995 to March 31, 1999, unless accelerated under terms of the Agreement. At September 28, 1995 the interest rate on the term loan was 9. 5%.

The amount available to Arcar under the revolving credit loan is subject to a borrowing base, as defined in the agreement, up to a maximum of $1,500,000. The revolving credit loan bears interest at the prime rate plus .5% (9.25% at September 28, 1995) and was due and payable March 31, 1996, unless accelerated under terms of the Agreement. The revolving credit loan, renewable solely at the discretion of the lender for additional one year periods until maturity of the Agreement (March 31, 1999. At September 28, 1995 approximately $1,050,000 was available and unused by Arcar under the revolving credit loan.

Borrowings under the Agreement were collateralized by substantially all of the assets of Arcar. The Agreement contained various restrictive covenants, that among other restrictions, require Arcar to maintain minimum levels of net worth and liquidity levels and limit additional loans, dividend payments, capital expenditures and payments to related parties.

All borrowings under the Agreement were paid in full in October, 1995 with proceeds of the sale of Arcar (see Note 4).

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


         Lori

In recent years, Lori's fashion costume jewelry operations experienced a pattern of significantly lower sales levels and related operating losses primarily due to a shift in the buying patterns of its major customers (i.e. certain mass merchandisers) from participation in the Lori's service program to purchases of costume jewelry and accessories directly from manufacturers. As a result of the significant operating loss incurred in 1992, on February 5, 1993, the Company's former New Dimensions subsidiary filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. On April 9, 1993, New Dimensions' reorganization plan was confirmed by an order of the Bankruptcy Court and on May 3, 1993, the consummation date of the reorganization, New Dimensions emerged from Chapter 11 bankruptcy court protection. Lori assumed and guaranteed certain New Dimensions' pre-bankruptcy loans payable to its bank and the bank also provided New Dimensions with certain credit facilities. Additionally, Lori's bank lender provided Lawrence and Rosecraft with new credit facilities in the first quarter of 1993.

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

In conjunction with the Amended Settlement Agreement, ARTRA entered into a $1,850,000 short-term loan agreement with a non-affiliated corporation, the proceeds of which were advanced to Lori and used to fund amounts due the bank as discussed below. The loan, due June 30, 1995, with interest payable monthly at 10%, was collateralized by 100,000 shares of Lori common stock. These 100,000 Lori common shares were originally issued to the bank under terms of the August 18, 1994 Settlement Agreement. In August, 1995 the loan was extended until September 15, 1995 and the lender received the above mentioned 100,000 Lori common shares as consideration for the loan extension. The loan has not been paid as of November 15, 1995 and ARTRA has entered into discussions to extend the due date of the loan.

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

In recent years, New Dimensions had experienced a pattern of significantly lower sales levels and related operating losses primarily due to a shift in the buying patterns of its major customers (i.e. certain mass merchandisers) from participation in the New Dimension's service program to purchases of costume jewelry and accessories directly from manufacturers. In the fourth quarter of 1994, New Dimensions' largest customer, Wal-Mart, ended its participation in New Dimension's service program. Accordingly, the assignment to the Company's bank lender of all of the assets of the New Dimensions subsidiary in accordance with terms of the Amended Settlement Agreement, resulted in New Dimensions ceasing its operations effective December 27, 1994. Due to the pattern of operating losses, New Dimensions cessation of operations did not have a material adverse effect on the financial condition, liquidity or results of operations of the Company.

At March 31, 1995 and at December 31, 1994, Lori had anticipated that the restructuring of its debt (see Note 7 to the Company's condensed consolidated financial statements), along with a consolidation and restructuring of its operations in order to reduce overhead costs and improve operational efficiencies, would permit it to obtain a sufficient level of borrowings to fund its capital requirements in 1995. During the second quarter of 1995, due primarily to competitive conditions in the costume jewelry industry, Lori's operating subsidiaries experienced a reduction in business with certain major customers. Additionally, Lori's operating subsidiaries discontinued certain unprofitable programs with other customers resulting in charges to operations for merchandise credits and inventory valuation allowances totaling $450,000. Due to the continued losses from operations and the inability of Lori to obtain conventional bank financing, Lori determined that its remaining goodwill balance could no longer be recovered over its remaining life through forecasted future operations. Accordingly, the Company recorded a charge against operations of $6,430,000 ($.96 per share) to write-off all of the goodwill of Lori (see Note 5 to the Company's condensed consolidated financial statements).

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

However, due continued operating losses and the inability to obtain adequate credit facilities to fund its fashion costume jewelry operations, in September, 1995, Lori adopted a plan to discontinue its fashion costume jewelry business and recorded a provision of $1,000,000 for the estimated costs to complete the disposal of the fashion costume jewelry business.

It is anticipated that Lori's entry into the telecommunications and computer technical staffing services business through the acquisition of Yield will provide Lori with sufficient liquidity and capital resources to fund its operations for the remainder of 1995 and beyond. The acquisition of Yield was funded principally by private placements of approximately 1,900,000 Lori common shares at $3.00 per share (total proceeds of approximately $5,700,000) plus detachable warrants to purchase approximately 950,000 Lori common shares at $3.375 per share. The warrants expire three years from the date of issue. Lori continues to search for additional funding , either through borrowings or equity infusions to expand its entry into the telecommunications and computer technical staffing services business.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)



During the nine months ended September 28, 1995, ARTRA made advances of $365,000 to Lori. In conjunction with the Amended Settlement Agreement (see Note 4 to the Company's condensed consolidated financial statements), ARTRA entered into a $1,850,000 short-term loan agreement with a non-affiliated corporation, the proceeds of which were advanced to Lori and used to fund amounts due Lori's bank. The loan, due June 30, 1995, was collateralized by 100,000 shares of Lori common stock. In August, 1995 the loan was extended until September 15, 1995 and the lender received the above mentioned 100,000 Lori common shares as consideration for the loan extension. Accordingly, the carrying value of these 100,000 Lori common shares was transferred to ARTRA as reduction of amounts due ARTRA. The loan has not been paid as of November 15, 1995 and ARTRA has entered into discussions to extend the due date of the loan.

Effective December 29, 1994 ARTRA exchanged $2,242,000 of its notes and advances for additional Lori Series C preferred stock. Additionally, the August 18, 1994 Settlement Agreement required ARTRA to contribute cash of $1,500,000 and ARTRA common stock with a fair market value of $2,500,000 to Lori's capital account.


The common stock and virtually all the assets of the Company and its operating subsidiaries have been pledged as collateral for the Company's and its operating subsidiaries' bank borrowings. Under certain debt agreements the Company is limited in the amounts it can withdraw from its operating subsidiaries. At September 28, 1995 substantially all cash and equivalents on the Company's consolidated balance sheet were restricted to use by and for the Company's operating subsidiaries. Due to the limited ability of the Company to receive funds from its operating subsidiaries, effective July 1, 1989, ARTRA placed a moratorium on the declaration and accrual of dividends on its Lori preferred stock. The moratorium has been extended indefinitely.

The Company's operating subsidiaries sell all of their products directly to their customers. On a very limited basis certain customers may be offered extended payment terms beyond 30 days depending upon prevailing trade practices and financial strength.


         Litigation

The Company and its subsidiaries are the defendants in various business-related litigation and environmental matters. See Note 16 to the condensed consolidated financial statements. At September 28, 1995 and December 29, 1994, the Company had accrued $1,500,000 for potential business-related litigation and environmental liabilities. However, as discussed above ARTRA may not have available funds to pay liabilities arising out of these business-related litigation and environmental matters or, in certain instances, to provide for its legal defense. ARTRA could suffer severe adverse consequences in the event of an unfavorable judgment in any of these matters.

In conjunction with the Yield acquisition (see Note 3 to the condensed consolidated financial statements), ARTRA has agreed to assume certain pre-existing Lori liabilities and indemnify Lori in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation.

         Net Operating Loss Carryforwards

At September 28, 1995, ARTRA had Federal income tax loss carryforwards of approximately $42,000,000 expiring principally in 2003 - 2009. ARTRA's discontinued Ultrasonix and Ratex subsidiaries had Federal income tax loss carryforwards of approximately $11,000,000 available to be applied against future taxable income, if any. In recent years, the Company has issued shares of its common stock to repay various debt obligations, as consideration for acquisitions, to fund working capital obligations and as consideration for various other transactions. Section 382 of the Internal Revenue Code of 1986 limits a corporation's utilization of its Federal income tax loss carryforwards

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)



when certain changes in the ownership of a corporation's common stock occurs. In the opinion of management, the Company is not currently subject to such limitations regarding the utilization of its Federal income tax loss carryforwards. Should the Company continue to issue a significant number of shares of its common stock, it could trigger a limitation that would prevent it from utilizing a substantial portion of its Federal income tax loss carryforwards.

At June 29, 1995, Lori and its subsidiaries had Federal income tax loss carryforwards of approximately $53,000,000 available to be applied against future taxable income, if any, expiring principally in 1995 - 2009. Lori has recently issued a significant number of shares of its common stock in conjunction with the Yield acquisition and certain related transactions. Accordingly, Lori is currently subject to significant limitations under Section 382 of the Internal Revenue Code of 1986 regarding the utilization of its Federal income tax loss carryforwards.


         Results of Operations

On July 31, 1995, ARTRA and Bagcraft, entered into a letter of intent to sell the business assets, subject to the buyer's assumption of certain liabilities, of Arcar. On October 26, 1995, Bagcraft completed the sale of Arcar.

In September, 1995, Lori adopted a plan to discontinue its fashion costume jewelry business and recorded a provision of $1,000,000 for the estimated costs to complete the disposal of the fashion costume jewelry business.

The Company's condensed consolidated financial statements have been reclassified to report separately results of operations of Arcar and Lori's discontinued fashion costume jewelry business. The following discussion of results of operations is presented for the Company's continuing operations at September 28, 1995, which were conducted by the Company's wholly-owned Bagcraft subsidiary.


Three Months Ended September 28, 1995 vs. Three Months Ended September 29, 1994

Net sales from continuing operations of $29,952,000 for the three months ended September 28, 1995 were $1,761,000, or 6.2%, higher than net sales for the three months ended September 29, 1994. The 1995 sales increase is primarily attributable to increased volume and increased 1995 selling prices due to the significant increases in paper costs in the second half of 1994 and early 1995.

The Company's cost of sales from continuing operations of $25,717,000 for the three months ended September 28, 1995 increased $ 1,207,000 as compared to the three months ended September 29, 1994. Cost of sales in the three months ended September 28, 1995 was 85.9% of net sales compared to a cost of sales percentage of 86.9% for the three months ended September 29, 1994. The increase in cost of sales is primarily attributable to increased volume and increased 1995 selling prices due to the significant increases in paper costs in the second half of 1994 and early 1995. The decrease in cost of sales percentage is primarily attributable to the Company's ability to pass along the significant increases in paper costs and to improved production efficiencies in 1995.

Selling, general and administrative expenses from continuing operations were $6,843,000 in the three months ended September 28, 1995 as compared to $4,021,000 in the three months ended September 29, 1994. Selling, general and administrative expenses were 22.8% of net sales in the three months ended September 28, 1995 as compared to 14.3% of net sales in the three months ended September 29, 1994. The 1995 increase in selling, general and administrative expenses is primarily attributable to a compensation charge of $3,000,000 related to the issuance of a 35% common stock interest in Lori (approximately 3,200,000 Lori common shares) as additional compensation for certain individuals to enter into employment or consulting services agreements to manage Lori's entry into and development of the telecommunications and computer technical staffing services business.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)



Operating loss from continuing operations in the three months ended September 28, 1995 was $3,695,000 as compared to operating loss of $1,378,000 in the three months ended September 29, 1994. The increased operating loss is primarily attributable to a compensation charge of $3,000,000 related to the issuance of a 35% common stock interest in Lori (approximately 3,200,000 Lori common shares) as additional compensation for certain individuals to enter into employment or consulting services agreements to manage Lori's entry into and development of the telecommunications and computer technical staffing services business, partially offset by improved operating margins of the Bagcraft subsidiary.

Interest expense from continuing operations in the three months ended September 28, 1995 increased $602,000 as compared to the three months September 29, 1994. The 1995 increase is principally due to an overall increase in borrowings at the Corporate entity and at Bagcraft, increased interest rates in 1995 and the cost of Lori common stock issued to certain unaffiliated investors as additional compensation for short-term loans.

Due to the Company's tax loss carryforwards and the uncertainty of future taxable income, no income tax benefit was recognized in connection with the Company's 1995 and 1994 pre-tax losses.


Nine months Ended September 28, 1995 vs. Nine months Ended September 29, 1994

Net sales from continuing operations of $90,703,000 for the nine months ended September 28, 1995 were $7,767,000, or 9.4%, higher than net sales for the nine months ended September 29, 1994. The 1995 sales increase is primarily attributable to increased volume and increased 1995 selling prices due to the significant increases in paper costs in the second half of 1994 and early 1995.

The Company's cost of sales from continuing operations of $76,871,000 for the nine months ended September 28, 1995 increased $7,737,000 as compared to the nine months ended September 29, 1994. Cost of sales in the three months ended September 28, 1995 was 84.8% of net sales compared to a cost of sales percentage of 83.4% for the nine months ended September 29, 1994. The increase in cost of sales is primarily attributable to increased volume and increased 1995 selling prices due to the significant increases in paper costs in the second half of 1994 and early 1995. The increase in cost of sales percentage is primarily attributable to the Company's inability to completely pass along the significant increases in paper costs in the second half of 1994 and early 1995, partially offset by improved production efficiencies in 1995.

Selling, general and administrative expenses from continuing operations were $15,972,000 in the nine months ended September 28, 1995 as compared to $11,833,000 in the nine months ended September 29, 1994. Selling, general and administrative expenses were 17.6% of net sales in the three months ended September 28, 1995 as compared to 14.3% of net sales in the nine months ended September 29, 1994. The 1995 increase in selling, general and administrative expenses is primarily attributable to a compensation charge of $3,000,000 related to the issuance of a 35% common stock interest in Lori (approximately 3,200,000 Lori common shares) as additional compensation for certain individuals to enter into employment or consulting services agreements to manage Lori's entry into and development of the telecommunications and computer technical staffing services business and to costs of consulting studies designed re-engineer and realign manufacturing processes and improve overall organizational efficiencies at the Bagcraft subsidiary.

Operating loss from continuing operations in the nine months ended September 28, 1995 was $5,446,000 as compared to operating loss of $1,271,000 in the nine months ended September 29, 1994. The 1995 operating earnings increase is primarily attributable to a compensation charge of $3,000,000 related to the issuance of a 35% common stock interest in Lori (approximately 3,200,000 Lori common shares) as additional compensation for certain individuals to enter into

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)



employment or consulting services agreements to manage Lori's entry into and development of the telecommunications and computer technical staffing services business and to costs of consulting studies designed re-engineer and realign manufacturing processes and improve overall organizational efficiencies at the Bagcraft subsidiary.

Interest expense from continuing operations in the nine months ended September 28, 1995 increased $204,000 as compared to the nine months September 29, 1994. The 1995 increase is principally due to an overall increase in borrowings at the Corporate entity and at Bagcraft and increased interest rates in 1995.

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

                          PART II - OTHER INFORMATION





         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


                  (a)      Exhibits


                           EXHIBIT 11

                  Computation of earnings per share and equivalent share of common stock for the nine months ended September 28, 1995 and September 29, 1994.



                  (b)      Reports on Form 8-K:

                  On August 3, 1995 the Registrant Form 8-K to report that ARTRA and Bagcraft, had entered into a letter of intent to sell the business assets, subject to the buyer's assumption of certain liabilities, of Bagcraft's wholly-owned Arcar Graphics, Inc. subsidiary.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.






                            ARTRA GROUP INCORPORATED
                                   Registrant







Dated:   November 20, 1995                      JAMES D. DOERING
                                     ------------------------------------------
                                     Vice President and Chief Financial Officer