Form 10-K
period 1995-12-28
ARTRA GROUP INC
filed 1996-04-11
CIK 200243

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 29, 1994

                                       OR

[   ]        Transition Report Pursuant to Section 13 or 15(d) of the
             Securities and Exchange Act of 1934
             For the transition period from __________ to __________

                         Commission file number 1-3916

                            ARTRA GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)


  Commonwealth of Pennsylvania                         25-1095978
  ----------------------------                         ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

   500 Central Avenue, Northfield, IL                     60093
   ----------------------------------                     -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:    (847) 441-6650

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
     Title of Each Class                            on Which Registered
- -------------------------------                   ----------------------
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


State the aggregate market value of the voting stock held by nonaffiliates of the registrant at February 29, 1996: $34,356,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                             Outstanding at February 29, 1996
- -------------------------------              --------------------------------
Common stock, without par value                         7,477,418


Documents Incorporated by Reference:   None

                                     PART I

Item 1.  Business

At December 29, 1994 and, through September 1995, ARTRA Group Incorporated, a Pennsylvania corporation incorporated in 1933, and its majority-owned subsidiaries (hereinafter "ARTRA" or the "Company") principally operated in two industry segments as: 1) a manufacturer of packaging products principally serving the food industry; and 2) a designer and distributor of popular-priced fashion costume jewelry.

During 1995, the Company's packaging products business was conducted by the wholly-owned Bagcraft Corporation of America ("Bagcraft") subsidiary and its then wholly-owned subsidiary Arcar Graphics, Inc. ("Arcar") acquired effective April 9, 1994. As discussed in Note 3 to the Company's consolidated financial statements, effective October 26, 1995, Bagcraft completed the sale of the business assets, subject to the buyer's assumption of certain liabilities, of Arcar.

During 1995, the Company's fashion costume jewelry business was conducted by its then majority-owned subsidiary The Lori Corporation ("Lori") through its wholly-owned subsidiaries:

         Rosecraft, Inc. ("Rosecraft")
         Lawrence Jewelry Corporation ("Lawrence")

In recent years, Lori's fashion costume jewelry operations had experienced a pattern of significantly lower sales levels and related operating losses primarily due to a shift in the buying patterns of its major customers (i.e. certain mass merchandisers) from participation in Lori's service program to purchases of costume jewelry and accessories directly from manufacturers and due to a continued unfavorable retail environment. Accordingly, in September, 1995, Lori adopted a plan to discontinue its fashion costume jewelry business as discussed in Note 3 to the Company's consolidated financial statements.

As discussed in Note 3 to the Company's consolidated financial statements, on October 17, 1995, Lori completed the acquisition of one hundred percent of the capital stock of COMFORCE Global, Inc. ("Global"), formerly Spectrum Global Services, Inc. d/b/a YIELD Global, a wholly owned subsidiary of Spectrum Information Technologies, Inc. for consideration of approximately $6.4 million, net of cash acquired, consisting of cash of approximately $5.6 million and 500,000 shares of Lori common stock issued as consideration for various fees and guarantees associated with the transaction. Global provides telecommunications and computer technical staffing services worldwide to Fortune 500 companies and maintains an extensive, global database of technical specialists, with an emphasis on wireless communications capability. The acquisition of Global was completed on October 17, 1995. In connection with the re-focus of its business, Lori changed its name to COMFORCE Corporation ("COMFORCE"). Additionally, in conjunction with the Global acquisition, ARTRA has agreed to assume certain pre-existing Lori liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation.

Effective July 4, 1995, Lori and ARTRA entered into employment or consulting services agreements with certain individuals to manage Lori's entry into and development of the telecommunications and computer technical staffing services business. As additional compensation, the agreements provided for the issuance in aggregate of a 35% common stock interest in Lori. After the issuance of the Lori common shares, plus the effects of the issuance of Lori common shares sold by private placements and other Lori common shares issued in conjunction with the Global acquisition, ARTRA's common stock ownership interest in COMFORCE was reduced to approximately 25% at December 28, 1995.


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

Bagcraft is a full-service supplier complete with its own laboratory and engineering departments. Bagcraft's sales and technical staff work in conjunction with Bagcraft's customers to determine the proper components of the package. Bagcraft's art department creates packaging designs, subject to customer approval, or duplicates customer-supplied designs. Thereafter, the packaging is produced in accordance with customer specifications using a variety of papers, film, foil and lamination. Bagcraft has developed a number of proprietary innovations in the manufacture of its packaging products. Such innovations include the Dubl-Wax(TM) bag, which introduced specialty waxed bags to the retail bakery industry. Bagcraft is also credited with being instrumental in developing and producing the first microwave popcorn bags.

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

Sales orders are processed, and manufacturing and delivery schedules are determined primarily at Bagcraft's headquarters and principle production facility in Chicago. In September, 1994, Bagcraft completed the construction of a new 265,000 sq. ft. production facility in Baxter Springs, Kansas. The new Kansas facility, which has added production capacity in Bagcraft's growing food service products business, has replaced Bagcraft's production facility in Joplin, Missouri (which was conveyed to a contractor involved in constructing the Baxter Springs facility in partial consideration of such contractor's fees), its facility in Carteret, New Jersey (which was sold in 1994) and its facility in Forest Park, Georgia (which was converted into a distribution facility).

Bagcraft's products are sold throughout the United States by a sales force of approximately 20 full-time salespersons who sell to wholesale distributors and a number of independent brokers who sell Bagcraft product lines to large food processors and food chains. Bagcraft presently sells its products to more than 1,000 customers. Although some of these are the largest and most recognizable companies in the food industry, no single customer accounted for more than 10% of ARTRA's consolidated net sales in 1995.

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

Bagcraft's products are sold by four marketing divisions as described below:


         Paper Division

Bagcraft believes it is the industry leader in specialty paper bags, which represented approximately 32% of Bagcraft's 1995 sales. Bakeries account for approximately 60% of the paper division's sales which also include supermarkets and various retail food chains. A number of the paper division's products, including Dubl-Wax(TM), Dubl-Panel(TM), Dubl-Clear(TM) and Sealing-Strip(TM) represent significant manufacturing innovations which have contributed to Bagcraft's position as the industry leader. Major customers include Walmart, Walgreen's, Albertson's, Dunkin' Donuts and Boston Market. Bagcraft believes the outlook for the future indicates stability and growth.

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


         Food Service Division

The Food Service Division, which represented approximately 47% of Bagcraft's 1995 sales, is a leader among its competitors. Bagcraft's products sold to the food service industry include foil and paper bags and sheets for sandwiches, french fries, chicken and other prepared foods. Major customers in this industry include Wendy's, Burger King, Taco Bell, Dairy Queen and McDonald's.

The development of the Honeycomb sheet helped propel Bagcraft to its industry leading position. The Honeycomb sheet incorporates a moisture absorbing layer which prevents buns from becoming soggy and tends to keep food warm for a longer period of time. Additionally, when used to replace rigid packaging, it represents significant source reduction to the solid waste system.


         Specialty Bag Division

The Specialty Bag Division represented approximately 15% of Bagcraft's 1995 sales. Many of the division's products represent unique additions to Bagcraft's standard products. The Cue-Pon Bag(TM) has a "tear out" coupon affixed near the window on the bag which offers the shopper the immediate benefit of the coupon upon purchase. The Cue-Pon Pocket Bag(TM) has a pouch on the front of the bag which can be filled with novelty items by the retailer.

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


         Microwave Popcorn Division

The Microwave Popcorn Division, which represented approximately 5% of Bagcraft's 1995 sales, represents an example of Bagcraft's high technology advancements. Bagcraft supplies microwave popcorn packaging to several industry leaders, including Hunt-Wesson (Orville Redenbacher) and U.S.A. Family Foods.

Bagcraft was instrumental in the development of the first microwave popcorn bag and played an important role in developing "susceptor" accelerator technology which it has incorporated into its products. The susceptor technology involves placing a metallized material into the popcorn bag which accelerates the heat transfer and results in a higher percentage of the popcorn kernels being popped.

In recent years, Bagcraft has experienced a decline in its domestic microwave popcorn business due to the acquisition of one of its major customers by a company with its own packaging ability. Accordingly, at December 31, 1995, Bagcraft incurred a charge to operations of approximately $1,500,000 to write-down the carrying value of idle machinery and equipment dedicated to the production of microwave popcorn products.

As discussed in Note 3 to the Company's consolidated financial statements, effective April 8, 1994, Bagcraft acquired the business assets, subject to buyer's assumption of certain liabilities of Arcar Graphics, Inc. ("Arcar"), a manufacturer and distributor of waterbase inks for the flexographic and rotogravure printing industries. Arcar is one of the larger waterbase ink suppliers in the United States and serves over 500 customers. The principal markets of Arcar's products included printers of tags and labels, flexible packaging manufacturers and polycoated cup manufacturers. As discussed in Note 3 to the Company's consolidated financial statements, effective October 26, 1995, Bagcraft completed the sale of the business assets, subject to the buyer's assumption of certain liabilities, of Arcar.


Employees

At December 28, 1995, the Company employed approximately 1,000 persons. The Company considers its relationships with its employees to be good.

Item 2.  Properties

The following table sets forth a brief description of the properties of the Company and its subsidiaries. The Company and its subsidiaries believe that all of their facilities are adequate for their present and reasonably anticipated future business requirements.

 Location                             General  Description                                 Ownership
 -------------------------------      ---------------------------------------------        -----------------------------
 ARTRA:
    Northfield, IL (1)                Headquarters facility of                             Leased, month to month
                                      approximately 27,000 sq. ft
 Bagcraft:
     Chicago, IL                      Administrative and manufacturing facility of         Owned
                                      approximately 148,000 sq. ft.

     Chicago, IL (2)                  Warehouse and office facility of                     Leased, expiring in 2006
                                      approximately 63,000 sq. ft

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


- --------------------------------------------------------------------------

     (1) In July, 1992 ARTRA sold its headquarters building under a lease arrangement with an option to buy that expired in July, 1993. The building continues to be available to ARTRA under a month-to-month lease.

     (2) This lease provides for a ten-year option to renew at the current market rate

     (3) In September, 1994, Bagcraft completed construction of a new 265,000 sq. ft. production facility in Baxter Springs, Kansas. This facility replaced Bagcraft's production facilities in Joplin, Missouri, Carteret, New Jersey and Forest Park, Georgia. Bagcraft conveyed the former Joplin, Missouri facility to one of the contractors involved in the construction of the Baxter Springs, Kansas facility as partial consideration for the work performed by this contractor. Bagcraft sold the Carteret, New Jersey facility in 1994. The Forest Park, Georgia facility has been retained as a distribution center.

Item 3.  Legal Proceedings

As discussed in Note 7 to the Company's consolidated financial statements in March, 1989, Envirodyne Industries, Inc. ("Envirodyne") and Emerald Acquisition Corporation ("Emerald") entered into a definitive agreement for a subsidiary of Emerald to acquire all of the issued and outstanding shares of Envirodyne common stock. Pursuant to the terms of certain letter agreements, ARTRA agreed to participate in the transaction and received Envirodyne's consent to sell its then 4,830,000 Envirodyne common shares (a 26.3% interest) to Emerald. On May 3, 1989 the transaction was consummated. ARTRA received consideration consisting of cash of $75,000,000, a 27.5% common stock interest in Emerald andEmerald junior debentures.

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

Envirodyne's plan of reorganization did not provide for any distribution or value to Emerald and Emerald, therefore, is without assets to provide value to ARTRA for ARTRA's investment in Emerald common stock and Emerald Junior Debentures. See discussion below and in Note 20 Litigation for remedies being pursued by ARTRA as damages for the lost value of its investment in Emerald common stock and Emerald Junior Debentures.

On July 18, 1995, ARTRA filed a Fourth Amended Counterclaim in the State Court Action for breach of fiduciary duty, fraudulent misrepresentation, negligent misrepresentation, breach of contract and promissory estopel. In the State Court Action, ARTRA seeks compensatory damages of $136.2 million, punitive damages of $408.6 million and approximately $33 million in fees paid to Salomon. The causes of action for breach of the fiduciary duty of due care were repleaded to reserve ARTRA's right to appeal the State Court's dismissal of the causes of action in the Third Amended Complaint. Defendant Kelly was dismissed with prejudice pursuant to a stipulation between ARTRA and the Kelly Defendants.

On or about March 1, 1996, DPK brought a motion for summary judgment as to ARTRA's claims for breach of contract and promissory estoppel. DPK's motion is currently pending.

Effective December 31, 1989, ARTRA completed the disposal of its former scientific products segment with the sale of its Welch subsidiary, formerly Sargent-Welch Scientific Company, to a privately held corporation whose president and sole shareholder was a vice president of Welch prior to the sale. The consideration received by ARTRA consisted of $2,625,000 payable June 30, 1997, with interest at 10% beginning June 30, 1990, under terms of a noncompetition agreement and the buyer's subordinated note in the principal amount of $2,500,000. The receivable due June 30, 1997 under terms of the noncompetition agreement was reflected in ARTRA's condensed consolidated balance sheet at December 29, 1994 in other assets at $2,625,000. The subordinated security, due in 1997, was originally scheduled to be non-interest bearing for a period of three years, after which time interest will accrue at the rate of 10% per annum. The note was discounted at a rate of 10% during the non-interest bearing period and was reflected in ARTRA's consolidated balance sheet at December 29, 1994 in other assets at $1,375,000, net of a discount of $1,125,000.

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

The Company and its subsidiaries are the defendants in various business-related litigation and environmental matters. At December 28, 1995 and December 29, 1994, the Company had accrued $1,800,000 and $1,500,000, respectively, for potential business-related litigation and environmental liabilities. While these litigation and environmental matters involve wide ranges of potential liability, management does not believe the outcome of these matters will have a material adverse effect on the Company's financial statements. However, ARTRA may not have available funds to pay liabilities arising out of these business-related litigation and environmental matters or, in certain instances, to provide for its legal defense.

In January, 1985 the United States Environmental Protection Agency ("EPA") notified the Company's Bagcraft subsidiary that it was a potentially responsible party under the Comprehensive Environmental Responsibility Compensation and Liability Act ("CERCLA") for alleged release of hazardous substances at the Cross Brothers site near Kankakee, Illinois.

Although Bagcraft has denied liability for the site, it has entered into a settlement agreement with the EPA, along with the other third party defendants, to resolve all claims associated with the site except for state claims. In May, 1994 Bagcraft paid $850,000 plus accrued interest of $29,000 to formally extinguish the EPA claim. Bagcraft filed suit in 1993 in the United States District Court for the Northern District of Illinois, against its insurers to recover its liability costs in connection with the Cross Brothers case. Bagcraft was subsequently reimbursed by its insurers for its liability costs incurred in connection with the EPA claim. With regard to the state action, Bagcraft is participating in settlement discussions with the State and thirteen other potential responsible parties to resolve all claims associated with the State. The maximum state claim is $1.1 million for all participants. Bagcraft has accrued $120,000 related to the State action in the Company's consolidated financial statements at December 28, 1995.

Bagcraft was listed as a de minimis contributor at the American Chemical Services, Inc. off-site disposal location in Griffith, Indiana and the Duane Marine off-site disposal location in Perth Amboy, New Jersey. These sites are included in the EPA's National Priorities List. Bagcraft is presently unable to determine its liability, if any, with respect to this site.

Bagcraft has been notified by the Federal Environment Protection Agency that it is a potentially responsible party for the disposal of hazardous substances at a site on Ninth Avenue in Gary, Indiana. Bagcraft has no records indicating that it deposited hazardous substances at this site and intends to vigorously defend itself in this matter.

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

In April 1994, the EPA notified the Company that it was a potentially responsible party for the disposal of hazardous substances (principally waste oil) at a disposal site in Palmer, Massachusetts generated by a manufacturing facility formerly operated by the Clearshield Plastics Division ("Clearshield") of Harvel Industries, Inc. ("Harvel"), a majority owned subsidiary of ARTRA. In 1985, Harvel was merged into ARTRA's subsidiary Fill-Mor Holding, Inc. ("Fill-Mor"). This site has been included on the EPA's National Priorities List. In February 1983, Harvel sold the assets of Clearshield to Envirodyne. The alleged waste disposal occurred in 1977 and 1978, at which time Harvel was a majority-owned subsidiary of ARTRA. In May 1994, Envirodyne and its Clearshield National, Inc. subsidiary sued ARTRA for indemnification in connection with this proceeding. The cost of clean-up at the Palmer, Massachusetts site has been estimated to be approximately $7 million according to proofs of claim filed in the adversary proceeding. A committee formed by the named potentially responsible parties has estimated the liability respecting the activities of Clearshield to be $400,000. ARTRA has not made any independent investigation of the amount of its potential liability and no assurances can be given that it will not substantially exceed $400,000.

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

ARTRA entered into a consent decree with the EPA in which it agreed to pay $85,000 for one phase of the clean-up costs for this site; however, ARTRA defaulted on its payment obligation. ARTRA is presently unable to estimate the total potential liability for clean-up costs at this site, which clean-up is expected to continue for a number of years. The consent decree, even if it had been honored by ARTRA, was not intended to release ARTRA from liability for costs associated with other phases of the clean-up at this site. The Company is presently unable to determine what, if any, additional liability it may incur in this matter.

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

ARTRA and NL Industries, Inc. have counter sued each other and have filed third party actions against the subsequent owners of the property. The City of Chicago has made an offer to settle the matter for $350,000 for all parties. The parties are currently conducting discovery. The Company is presently unable to determine ARTRA's liability, if any, in connection with this case.

In a case titled Illinois Environmental Protection Agency v. NL Industries, Inc., ARTRA GROUP Incorporated, et al, the Illinois Environmental Protection Agency filed suit alleging all former owners contributed to the contamination of the site. The suit was dismissed, but subject to possible appeal. The Company is presently unable to determine ARTRA's liability, if any, in connection with this case.

The EPA has identified ARTRA GROUP Incorporated as a potentially responsible party in an action involving the former manufacturing facility. The EPA is currently investigating the site to determine the extent and type of contamination, if any. The Company is presently unable to determine ARTRA's liability, if any, in connection with this case.

                                     PART II

Item 5.  Market  For the  Registrant's  Common  Equity and  Related  Shareholder
Matters.

ARTRA's common stock, without par value, is traded on the New York ("NYSE") and Pacific Stock Exchanges. The Company currently does not meet certain of the requirements for maintaining its listing on the NYSE and the NYSE is reviewing the status of the Company's listing on the exchange. As of March 31, 1996 and December 28, 1995, the approximate number of holders of its common stock was 2,500.

The high and low sales prices for ARTRA's common stock, as reported in the NYSE Quarterly Market Statistics reports, during the past two fiscal years were as follows:

                                   1995                           1994
                       ---------------------------     -------------------------
                          High            Low             High            Low
                       ------------   ------------     ------------   ----------

  First quarter           5 - 3/4        3 - 1/2          7 - 3/4       5 - 1/8
  Second quarter          5 - 1/2        3 - 1/4          6 - 1/4       4 - 3/8
  Third quarter           6              4 - 1/8          7 - 1/4       5
  Fourth quarter          5 - 1/8        3 - 5/8          5 - 3/8       3 - 3/4



No dividends were paid in 1995 or 1994 nor are any anticipated in 1996. The Company was prohibited from paying dividends to its stockholders pursuant to the terms of its bank loan agreement that was discharged in February 1996. In addition, the Company's operating subsidiaries historically have been prohibited from or restricted in paying dividends or making distributions under their respective debt agreements (except for limited overhead allocations or payments in accordance with tax sharing agreements with the parent entity). Accordingly, current restrictions or limitations on the Company's Bagcraft subsidiary in upstreaming payments in 1996 and beyond would make the payment of dividends by ARTRA unlikely. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the loan agreements of the Company and its Bagcraft subsidiary.

Item 6.  Selected Financial Data.

Following is a consolidated summary of selected financial data of the Company for each of the five fiscal years in the period ended December 28, 1995. The information for the year ended December 29, 1994 has been reclassified to reflect the operations of Arcar Graphics, Inc. as discontinued operations. The sale of Arcar (acquired effective April 9, 1994) was completed on October 26, 1995. Certain selected financial data for each of the four fiscal years in the period ended December 29, 1994 has been reclassified to reflect the discontinuance of the Company's fashion costume jewelry business effective September 30, 1995 conducted by the former majority-owned subsidiary COMFORCE Corporation, formerly The Lori Corporation. In October 1995, due to additional issuances of COMFORCE common stock, the Company's interest in COMFORCE was reduced to approximately 25% and the investment in COMFORCE was accounted for under the equity method during the fourth quarter of 1995. See notes 3 and 6 to the Company's consolidated financial statements for a further discussion of the Company's investment in COMFORCE and its results of operations.

                                                        Fiscal Year Ended (D)
                                     -----------------------------------------------------------

                                      1995         1994         1993         1992         1991
                                     ------       ------       ------       ------       ------
                                                (in thousands except per share data)

   Net sales                       $ 121,879    $ 111,837    $ 113,584    $ 121,084    $ 123,906
   Loss from
     continuing operations           (16,943)     (13,529)      (8,327)      (4,118)     (11,191)
   Earnings (loss) from
     discontinued operations (A)          10      (15,906)        (216)     (33,854)      (1,970)
   Extraordinary credits (B)          14,030        8,965       22,057         --           --
   Net earnings (loss)                (2,903)     (20,470)      13,514      (37,972)     (13,161)

   Earnings (loss) per share:
     Continuing operations             (2.69)       (2.56)       (1.84)       (1.16)       (2.87)
     Discontinued operations            --          (2.74)        (.04)       (7.74)        (.49)
     Extraordinary credits              2.06         1.57         4.49         --           --
     Net earnings (loss)                (.63)       (3.73)        2.61        (8.90)       (3.36)

   Total assets (C)                   77,949       93,429       92,774       98,731      126,277
   Long-term debt                     34,113       19,673       29,264       13,802       57,296
   Debt subsequently discharged         --          9,750         --           --           --
   Liabilities subject
      to compromise                     --           --           --         41,500         --
   Cash dividends                       --           --           --           --           --


(A) The loss from discontinued operations for the year ended December 28, 1995 includes a charge to operations of $6,430,000 to write-off the remaining goodwill of the Lori's fashion costume jewelry operations effective June 29, 1995, a provision of $1,000,000 for loss on disposal of the Lori's fashion costume jewelry operations and a gain on sale of Bagcraft's Arcar subsidiary of $8,483,000. The loss from discontinued operations for the year ended December 31, 1994 includes a charge to operations of $10,800,000 representing a write-off of New Dimensions goodwill. The loss from discontinued operations for the year ended December 31, 1992 includes charges to operations of $8,664,000 representing an impairment of goodwill at December 31, 1992 and $8,500,000 representing increased reserves for markdowns allowances and inventory valuation.

(B) The 1995 and 1994 extraordinary credits represent gains from net discharge of indebtedness under terms of a debt settlement agreements with banks. The 1993 extraordinary credit represents a gain from a net discharge of indebtedness due to the reorganization of Lori's former New Dimensions subsidiary. See Note 8 to the Company's consolidated financial statements.

(C) As partial consideration for a debt settlement agreement, in December, 1994 the Lori's bank lender received all of the assets of the New Dimensions subsidiary. See Note 8 to the Company's consolidated financial statements.

(D) Effective in 1993, the Company adopted a 52/53 week fiscal year ending the last Thursday of December .

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


The following discussion supplements the information found in the financial statements and related notes:

Changes in Business

         Arcar

As discussed in Note 3 to the Company's consolidated financial statements, effective April 8, 1994, Bagcraft purchased the business assets, subject to buyer's assumption of certain liabilities, of Arcar, a manufacturer and distributor of waterbase inks, for consideration of $10,264,000 consisting of cash of $2,264,000 and subordinated promissory notes totaling $8,000,000. The acquisition of Arcar was accounted for by the purchase method and, accordingly, the assets and liabilities of Arcar were included in ARTRA's financial statements at their estimated fair market value at the date of acquisition.

Effective October 26, 1995, Bagcraft sold the business assets, subject to the buyer's assumption of certain liabilities, of Arcar for cash of approximately $20,300,000, resulting in a net gain of $8,483,000. The net proceeds, after extinguishment of certain Arcar debt obligations, of approximately $10,400,000, were used to reduce Bagcraft debt obligations.


         Lori/COMFORCE

In September, 1995, Lori adopted a plan to discontinue its fashion costume jewelry business and recorded a provision of $1,000,000 for the estimated costs to complete the disposal of the fashion costume jewelry business.

     Effective  October 17,  1995,  Lori  acquired  one  hundred  percent of the capital stock of COMFORCE Global, Inc. ("Global"), formerly Spectrum Global Services, Inc. d/b/a YIELD Global, a wholly owned subsidiary of Spectrum Information Technologies, Inc. for consideration of approximately $6.4 million, net of cash acquired, consisting of cash of approximately $5.6 million and 500,000 shares of Lori common stock issued as consideration for various fees and guarantees associated with the transaction. The cash consideration included net cash payments to the selling shareholders of approximately $5.2 million. The 500,000 shares of Lori common stock issued as consideration for the Global transaction included 150,000 shares issued to Peter R. Harvey, then a director of Lori and currently the president/director of ARTRA and 100,000 shares issued to ARTRA for their guarantee to the selling shareholder of the payment of the Global purchase price at closing. The shares issued to Peter R. Harvey and ARTRA are subject to approval by the issuer's shareholders. Global provides telecommunications and computer technical staffing services worldwide to Fortune 500 companies and maintains an extensive, global database of technical specialists, with an emphasis on wireless communications capability. The acquisition of Global was funded principally by private placements of approximately 1,950,000 shares of Lori common stock at $3.00 per share (total proceeds of approximately $5,800,000) plus detachable warrants to purchase approximately 970,000 shares of Lori common stock at $3.375 per share that expire five years from the date of issue. In connection with the re-focus of its business, Lori changed its name to COMFORCE Corporation. Additionally, in conjunction with the Global acquisition, ARTRA has agreed to assume certain pre-existing Lori liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation.

Effective July 4, 1995, Lori and ARTRA entered into employment or consulting services agreements with certain individuals to manage Lori's entry into and development of the telecommunications and computer technical staffing services business. As additional compensation, the agreements provided for the issuance in aggregate of a 35% common stock interest in Lori. After the issuance of the Lori common shares, plus the effects of the issuance of Lori common shares sold by private placements and other Lori common shares issued in conjunction with the Global acquisition, ARTRA's common stock ownership interest in COMFORCE common stock was reduced to approximately 25%. Accordingly, in October 1995, the accounts of COMFORCE and its majority-owned subsidiaries were deconsolidated from ARTRA's consolidated financial statements and ARTRA's investment in COMFORCE was accounted for under the equity method through the end of fiscal 1995. See Note 6 to the Company's consolidated financial statements for a further discussion of and the accounting treatment of the Company's investment in COMFORCE at December 28, 1995.

As discussed below in the "Liquidity and Capital Resources" section, on August 18, 1994, as amended effective December 23, 1994, ARTRA, Lori's parent, Fill-Mor, Lori and Lori's operating subsidiaries entered into and agreement with Lori's bank lender to settle obligations due the bank under terms of the bank loan agreements of Lori and its discontinued fashion costume jewelry subsidiaries and Fill-Mor. Under terms of the amended settlement agreement, Lori's bank lender received all of the assets of New Dimensions and New Dimensions terminated operations effective December 27, 1994. In March, 1995, the remaining indebtedness of Lori and Fill-Mor was discharged, resulting in an additional extraordinary gain to Lori and Fill-Mor in 1995.


Liquidity and Capital Resources

         Cash and Cash Equivalents and Working Capital

Cash and cash equivalents increased $277,000 during the year ended December 28, 1995. Cash flows used by operating activities of $5,943,000 and cash flows used by financing activities of $14,419,000 exceeded cash flows from investing activities of $20,639,000. Cash flows used by operating activities were principally attributable to the Company's loss from operations, exclusive of the effect of a charge to operations of $6,430,000 representing an impairment of goodwill at COMFORCE's (formerly Lori) discontinued fashion costume jewelry operations and a compensation charge to continuing operations of $3,000,000 representing the issuance in aggregate of a 35% common stock interest in COMFORCE as additional consideration under employment or consulting services agreements with certain individuals to manage Lori's entry into and development of the telecommunications and computer technical staffing services business. Cash flows used by financing activities were principally attributable to a net reduction of long-term debt with proceeds from the October 26, 1995 sale of Arcar. Cash flows from investing activities represent proceeds from the October 26, 1995 sale of Arcar.

The Company's consolidated working capital deficiency decreased $34,107,000 to $26,365,000 during the year ended December 28, 1995. The decrease in working capital deficiency is principally attributable to the classification of borrowings under Bagcraft's credit agreement as long-term liabilities at December 28, 1995 due to a February 1, 1996 amendment that extended the maturity date of the agreement until September 30, 1997 (see Note 10 to the Company's consolidated financial statements.. At December 29, 1994, borrowings under Bagcraft's credit agreement were classified in the Company's consolidated balance sheet as currently payable.


         Status of Debt Agreements and Operating Plan

At December 28, 1995 the Company's corporate entity was in default of provisions of certain of its credit agreements. Under certain debt agreements ARTRA is limited in the amounts it can withdraw from its Bagcraft operating subsidiary. In February, 1996, a bank lender agreed to discharge amounts due under bank notes of the corporate entity ($12,063,000 plus accrued interest) and certain obligations of the Company's president, Peter R. Harvey. Effective February 1, 1996, Bagcraft's credit agreement was extended until September 30, 1997. See Notes 9 and 10 to the Company's consolidated financial statements and discussion below.

Effective August 18, 1994, as amended effective December 23, 1994, ARTRA, Fill-Mor, Lori and Lori's operating subsidiaries entered into an agreement with Lori's bank lender to settle obligations due the bank under terms of the bank loan agreements of Lori and its operating subsidiaries and Fill-Mor. See Note 8 to the consolidated financial statements and discussion below.


         ARTRA Corporate

At December 31, 1993, $17,063,000 in ARTRA notes, plus related loan fees and accrued interest were payable to a bank. The notes provided for interest at the prime rate. These bank notes were collateralized by, among other things, 100% of the common stock of ARTRA's BCA Holdings, Inc. ("BCA") subsidiary, the parent of Bagcraft, and a secondary position on the assets of BCA, payments due under a noncompetition agreement with the Company's former Welch subsidiary and by a subordinated note in the principal amount of $2,500,000 received by ARTRA as part of the proceeds from the sale of Welch. See note 9 to the Company's consolidated financial statements for a further discussion of these bank notes.

On March 31, 1994, ARTRA entered into a series of agreements with its primary bank lender and with a private corporation that had guaranteed $2,500,000 of ARTRA's bank notes. Per terms of the agreements, the private corporation purchased $2,500,000 in ARTRA notes from ARTRA's bank thereby reducing the outstanding principal on ARTRA's bank notes to $12,063,000 at March 31, 1994 and the bank released the private corporation from its $2,500,000 loan guaranty. As consideration for purchasing $2,500,000 of ARTRA bank notes, the private corporation received a $2,500,000 note payable from ARTRA bearing interest at the prime rate. See Note 9 to the Company's consolidated financial statements for further discussion of this transaction and additional consideration received by the private corporation. A major shareholder and executive officer of the private corporation is an ARTRA director.

As additional consideration, the private corporation has received an option to put back to ARTRA the 49,980 shares of ARTRA common stock received as compensation for its former $2,500,000 ARTRA loan guaranty at a price of $15.00 per share. The put option is exercisable on the later of the day that the $2,500,000 note payable to the private corporation becomes due or the date the ARTRA bank notes have been paid in full. The option price increases by $2.25 per share annually ($18.938 per share at December 28, 1995). The $2,500,000 note payable to the private corporation is reflected in the Company's consolidated financial statements as amounts due to related parties. During the first quarter of 1996, the $2,500,000 note and related accrued interest was paid in full principally with proceeds from additional short-term borrowings.

In June 1995 ARTRA entered into an agreement to settle amounts due ARTRA by the former Welch subsidiary under terms of a noncompetition agreement and a subordinated note in the principal amount of $2,500,000 received by ARTRA as part of the proceeds from the 1989 sale of Welch. Per terms of the settlement agreement, ARTRA received cash of $3,000,000 and a subordinated note in the principal amount of $640,000 payable June 30, 2001. The cash proceeds were used for a $2,500,000 reduction of amounts due on certain ARTRA bank notes, with the remainder used for working capital. In conjunction with this transaction, ARTRA entered into a letter agreement with the bank whereby the bank agreed not to exercise any of its rights and remedies with respect to amounts due the bank under its ARTRA notes and certain obligations of ARTRA's president, Peter R. Harvey through at least September 28, 1995.

In February 1996, the bank agreed to discharge all amounts under its ARTRA notes ($12,063,000 plus accrued interest) and certain obligations of Mr. Harvey for consideration of $6,000,000, consisting of a cash payment of $5,150,000 and Mr. Harvey's $850,000 note payable to the bank. ARTRA will recognize a gain on the discharge of its bank indebtedness of approximately $10,000,000 in the first quarter of 1996 and will record a receivable for Mr. Harvey's prorata share of the debt discharge funded by the Company. As collateral for this advance and other previous advances (see note 21 to the Company's consolidated financial statements), Mr. Harvey provided ARTRA a $2,150,000 security interest in certain real estate.

In conjunction with the February 1996 discharge of indebtedness, the Company entered into a $1,900,000 short-term loan agreement with an unaffiliated company. The loan, due May 26, 1996, with interest at 12% is collateralized by, among other things, the common stock of ARTRA's BCA subsidiary. As additional compensation for the loan and for participating in the above discharge of indebtedness, the lender has received, to-date, 150,000 shares of ARTRA common stock and 37,500 shares of COMFORCE common stock held by ARTRA. Additionally, for a cash payment of $500,000 to ARTRA, the lender purchased an option to acquire up to 40% of the common stock of Bagcraft for nominal consideration. If the borrowings under the loan agreement are repaid by May 26, 1996, ARTRA can repurchase the option for a cash payment of $550,000. If the borrowings under the loan agreement are repaid subsequent to May 26, 1996, the percentage of the warrant ARTRA can repurchase declines on a sliding scale through July 25, 1996. The proceeds from this loan agreement along with proceeds received from the Bagcraft subsidiary as consideration for the issuance of BCA preferred stock were used to fund the cash payment to the bank for the above discharge of indebtedness.

Effective May 14, 1991, ARTRA, through its wholly-owned Fill-Mor subsidiary, entered into a loan agreement with a bank providing for borrowings of up to $2,500,000 with interest at the prime rate plus 2%, of which $2,200,000 was outstanding at December 29, 1994. The loan was collateralized by ARTRA's interest in Lori common stock and preferred stock, by the proceeds of a tax sharing agreement between ARTRA and its Bagcraft subsidiary and by ARTRA's interest in Fill-Mor's common stock. At December 29, 1994, borrowings on this note were reclassified as amounts due under the debt restructuring agreement discussed in Note 8. In March, 1995, borrowings due under this loan agreement were discharged.

At December 29, 1994 an ARTRA bank note with outstanding borrowings of $3,600,000 had been past due since December 31, 1990. In October, 1995 the bank agreed to discharge the $3,600,000 note plus accrued interest of $1,467,000 for a cash payment of $150,000, resulting in an extraordinary gain of $4,917,000 in the fourth quarter of 1995.

An ARTRA bank note with outstanding borrowings of $345,000 at December 29, 1994 was guaranteed by a private company. Interest on the note was at the prime rate plus 2%. In October, 1995 all amounts due on this bank note were paid in full.

In December 1995, ARTRA completed a private placement of $2,500,000 of 12% convertible subordinated promissory notes due March 21, 1996. As additional consideration the noteholders received 15,000 ARTRA common shares per each $100,000 of notes issued, or an aggregate of 375,000 ARTRA common shares. The ARTRA common shares were valued at $1,266,000 ($3.375 per share) based upon the closing market value of ARTRA common stock on the date of issue, discounted for restricted marketability. In the event the notes and all accrued interest is not paid in full at maturity, the noteholders have the option to convert all or a portion of the amount due into shares of ARTRA common at a conversion price of $3.00 per share. The proceeds from the private placement, held in escrow at December 28, 19995, were used to pay down other debt obligations in January, 1996. The notes were repaid in April, 1995, substantially with proceeds from a new private placement of ARTRA notes.

As discussed in Note 21 to the Company's consolidated financial statements, ARTRA has total advances due from its president, Peter R. Harvey, of which $5,369,000 and $4,715,000, including accrued interest, remained outstanding at December 28, 1995 and December 29, 1994, respectively. The advances bear interest at the prime rate plus 2% (10.5% at December 28, 1995 and December 29, 1994). This receivable from Peter R. Harvey has been classified as a reduction of common shareholders' equity.

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

As partial collateral for amounts due from Peter R. Harvey, the Company has received the pledge of 1,523 shares of ARTRA redeemable preferred stock (with a liquidation value of $1,523,000, plus accrued dividends) which are owned by Mr. Harvey. In addition, Mr. Harvey has pledged a 25% interest in Industrial Communication Company (a private company). Such interest is valued by

Mr. Harvey at $800,000 to $1,000,000. During 1995, Peter R. Harvey entered into a pledge agreement with ARTRA whereby Mr. Harvey pledged additional collateral consisting of 42,067 shares of ARTRA common stock and 707,281 shares of Puretech International, Inc., a publicly traded corporation. As additional collateral for the above mentioned advances and a 1996 advance for Mr. Harvey's prorata of certain bank debt discharged, Mr. Harvey provided ARTRA a $2,150,000 security interest in certain real estate.

ARTRA has entered into various agreements under which it has sold its common shares along with options that require ARTRA to repurchase these shares at the option of the holder, principally one year after the date of each agreement. At December 28, 1995, options are outstanding that, if exercised, would require ARTRA to repurchase 283,965 shares of its common stock for an aggregate amount of approximately $4,774,000. ARTRA does not have available funds to satisfy its obligations if these options were exercised. However the holders of redeemable common stock have the option to sell their shares in the market subject to the limitations of Securities Act Rule 144. At its discretion and subject to its financial ability, ARTRA could reimburse the optionholders for any short-fall resulting from such sale.

As discussed in Note 12 to the consolidated financial statements, ARTRA, Bagcraft and Bagcraft's parent BCA have various redeemable preferred stock issues with an aggregate carrying value of $18,631,000 outstanding at December 28, 1995. These redeemable preferred stock issues have various maturity dates commencing in 1997.

Effective February 1, 1996, BCA, Bagcraft and Ozite entered into an agreement to exchange certain preferred stock between the Companies. In connection with the agreement, BCA issued to Bagcraft 8,135 shares of BCA Series B preferred stock (with a liquidation preference equal to $1,000 per share) for cash of $4,135,000. Bagcraft in turn exchanged the BCA Series B preferred stock for Bagcraft redeemable preferred stock (82.7% of 50,000 shares, or 41,350 shares) held by Ozite. Funds for the transaction were obtained by Bagcraft through an advance under its revolving credit loan (see Note 10 to the Company's consolidated financial statements). BCA then upstreamed the proceeds to ARTRA for working capital purposes.

As a result of the preferred stock exchange agreement, 17.3% of the original Bagcraft redeemable preferred stock and the prorata share of dividends remain outstanding February 1, 1996. Dividends related to the Bagcraft redeemable preferred stock exchanged have been forgiven in accordance with the agreement. The dividend forgiveness will be reflected in the Company's consolidated financial statements in the first quarter of 1996.

The Company has suffered recurring losses from operations and has a net capital deficiency. As a result of these factors, the Company has experienced difficulty in obtaining adequate financing to replace certain current credit arrangements, certain of which are in default, to fund its debt service and liquidity requirements in 1995. Due to its limited ability to receive operating funds from its operating subsidiaries, ARTRA historically has met its operating expenditures with funds generated by such alternative sources as private placements of ARTRA common stock and notes, sales of ARTRA common stock with put options, loans from officers/directors and private investors, as well as through sales of assets and/or other equity infusions. ARTRA plans to continue to seek such alternative sources of funds to meet its future operating expenditures.

ARTRA does not currently have available funds to repay amounts due under various loan arrangements, principally with private investors, some of which are currently past due. ARTRA is currently negotiating with certain investors to issue a private placement of ARTRA notes, with the proceeds to be used to pay down outstanding debt obligations. ARTRA will continue to have significant levels of indebtedness in the future. The level of indebtedness may affect the rate at which or the ability of ARTRA to effectuate the refinancing or restructuring of debt. ARTRA intends to continue to negotiate with its creditors to extend due dates to allow ARTRA to maximize value from possible sale of assets and to explore various other sources of funding to meet its future operating expenditures. If ARTRA is unable to negotiate extensions with its creditors and complete the above mentioned transactions, ARTRA could suffer severe adverse consequences, and as a result, ARTRA may be forced to liquidate its assets or file for protection under the Bankruptcy Code.

ARTRA's corporate entity has no material commitments for capital expenditures.


         Bagcraft

Effective December 17, 1993, Bagcraft refinanced its bank debt by entering into a Credit Agreement that provides for a revolving credit loan and two separate term loans. The term loans were separate two-year facilities initially totaling $12,000,000 (Term Loan A) and $8,000,000 (Term Loan B), bearing interest at the lender's index rate plus 1.75% and 3%, respectively. The principal under

Term Loan A is payable at maturity, unless accelerated under terms of the Credit Agreement. The principal under Term Loan B ($4,600,000 and $5,000,000 outstanding at December 28, 1995 and December 29, 1994, respectively) was scheduled to be payable in twenty-four monthly installments of $250,000 from January 1, 1994 to December 1, 1995, with the remaining principal balance payable at maturity, unless accelerated under terms of the Credit Agreement. At December 28, 1995, interest rates on Term Loan A and Term Loan B were 10.25% and 11.5% respectively.

The amount available to Bagcraft under the revolving credit loan is subject to a borrowing base, as defined in the agreement, up to a maximum of $18,000,000. At December 28, 1995 and December 29, 1994, approximately $6,600,000 and $800,000, respectively, was available and unused by Bagcraft under the revolving credit loan. Borrowings under the revolving credit loan bear interest at the lender's index rate plus 1.5% and are payable upon maturity of the Credit Agreement, unless accelerated under terms of the Credit Agreement. At December 28, 1995 the interest rate on the revolving credit loan was 10%.

Borrowings under the Credit Agreement are collateralized by substantially all of the assets of Bagcraft. The Credit Agreement, as amended, contains various restrictive covenants, that among other restrictions, require Bagcraft to maintain minimum levels of tangible net worth and liquidity levels, and limits capital expenditures and restricts additional loans, dividend payments and payments to related parties. In addition, the Credit Agreement prohibits changes in ownership of Bagcraft.

In October, 1995 the Credit Agreement was amended whereby, among other things, the maturity date of the Credit Agreement was extended until March 31, 1996, certain loan covenant violations were resolved and the principal payments under Term Loan B were modified to include five monthly installments of $200,000 from November 15, 1995 to March 31, 1996, with the remaining balance payable at maturity (March 31, 1996) .

Effective February 1, 1996, the Credit Agreement was amended whereby, among other things, the maturity date of the Credit Agreement was extended until September 30, 1997, certain loan covenants were amended. The principal payments under Term Loan B were modified to include twenty-three monthly installments of $200,000 from November 15, 1995 to September 30, 1997, with the remaining balance payable at maturity (September 30, 1997) . Additionally, the lender consented to the use of $4,135,000 advance under the revolving credit loan to fund a preferred stock exchange agreement between BCA (the parent of Bagcraft), Bagcraft and the holder of Bagcraft's 13.5% cumulative, redeemable preferred stock (see Note 12).

As additional compensation for borrowings under the Credit Agreement, the lender received a detachable warrant, expiring in December 1998, with a put option to purchase up to 10% of the fully diluted common equity of Bagcraft at a nominal value. Under certain conditions Bagcraft is required to repurchase the warrant from the lender. The determination of the repurchase price of the warrant is to be based on the warrant's pro rata share of the highest of book value, appraised value or market value of Bagcraft.

In connection with the February 1, 1996 amendment to the Credit Agreement, the warrant agreement was amended to permit the holder to purchase 13% of the fully diluted common equity of Bagcraft at the original nominal purchase price.

In March, 1994 Bagcraft and the City of Baxter Springs, Kansas completed a $12,500,000 financing package associated with the construction of a new 265,000 sq. ft. production facility in Baxter Springs, Kansas. The financing package, funded by a combination of Federal, state and local funds, consists of the following loan agreements payable by Bagcraft directly to the City of Baxter
Springs:

         A $7,000,000 promissory note payable in ten installments of $700,000 due annually on July 21 of each year beginning in 1995 through maturity on July 21, 2004. Interest, at varying rates from 4.6% to 6.6%, is payable semi-annually. At December 28, 1995 and December 29, 1994, Bagcraft had outstanding borrowings of $6,300,000 and $7,000,000, respectively, under this loan agreement.

         A $5,000,000 subordinated promissory note payable as follows: $150,000 due in 1996; $2,425,000 due in 1998; and $2,425,000 due in 1999. The
         subordinated promissory note is non-interest bearing, subject to certain repayment provisions as defined in the agreement (as amended). At December 28, 1995 and December 29, 1994, Bagcraft had outstanding borrowings of $5,000,000 and $4,810,000, respectively, under this loan agreement.

         Two separate $250,000 subordinated promissory notes payable in varying installments through January 20, 2025. The subordinated promissory notes are non-interest bearing, subject to certain repayment provisions as defined in the agreement. At December 28, 1995 and December 29, 1994, Bagcraft had outstanding borrowings of $493,000 and $500,000, respectively, under this loan agreement.


Borrowings under the above loan agreements are collateralized by a first lien on the land and building at the Baxter Springs, Kansas production facility and by a second lien on certain machinery and equipment. Under certain circumstances, repayment of the borrowings under the above loan agreements is subordinated to the repayment of obligations under Bagcraft's Credit Agreement. At December 28, 1995 $552,000 of borrowings from the above loan agreements is reflected in the consolidated balance sheet in current assets as restricted cash and equivalents. These funds, invested in interest bearing cash equivalents, are restricted for expenditures associated with the Baxter Springs, Kansas project.

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

On April 8, 1994, Bagcraft completed the acquisition of Arcar for consideration consisting of cash of $2,264,000 and subordinated promissory notes totaling $8,000,000 ($5,500,000 and $8,000,000 outstanding at September 28, 1995 and
December 29, 1994, respectively). The subordinated promissory notes provided for interest payable quarterly at the prime rate (as defined in the agreement). At September 28, 1995, the remaining outstanding promissory notes were scheduled to mature as follows: $2,500,000 payable March 15, 1996; $2,500,000 payable March 15, 1997; $500,000 payable March 15, 1998. The seller also received a warrant to purchase 177,778 ARTRA common shares at a price of $5.625 per share, the market value at the date of grant. Exercise of the warrant was payable only through a reduction of the subordinated promissory notes and accrued interest due the seller under terms of the purchase agreement. The subordinated promissory notes were paid in full in October, 1995 with proceeds from the sale of Arcar (see
Note 3 to the Company's consolidated financial statements).

Effective April 8, 1994, Arcar entered into a Loan and Security Agreement (the "Agreement") with a bank that provided for a revolving credit loan and a term loan. The term loan, in the original principal amount of $2,750,000, provided for interest at the prime rate plus .75%. Borrowings under the Agreement were collateralized by substantially all of the assets of Arcar. The Agreement contained various restrictive covenants, that among other restrictions, require Arcar to maintain minimum levels of net worth and liquidity levels and limit additional loans, dividend payments, capital expenditures and payments to related parties. All borrowings under the Agreement were paid in full in October, 1995 with proceeds of the sale of Arcar (see Note 3 to the Company's consolidated financial statements).

Bagcraft has historically funded its capital requirements with cash flow from operations and funds available under its revolving credit loan. These sources should provide sufficient cash flow to fund Bagcraft's short-term capital requirements. As discussed above, it is anticipated that Bagcraft's recently amended Credit Agreement will provide Bagcraft with the ability to fund its long-term capital requirements.

Bagcraft anticipates that its 1996 capital expenditures, principally for manufacturing equipment, will be approximately $2,500,000 and will be funded principally from the above mentioned credit facilities and also from operations.


         COMFORCE/Lori

In September, 1995, Lori adopted a plan to discontinue its fashion costume jewelry business and recorded a provision of $1,000,000 for the estimated costs to complete the disposal of the fashion costume jewelry business.

     Effective October 17, 1995, September 11, 1995, Lori acquired one hundred percent of the capital stock of COMFORCE Global, Inc. ("Global"), formerly Spectrum Global Services, Inc. d/b/a YIELD Global, a wholly owned subsidiary of Spectrum Information Technologies, Inc. for consideration of approximately $6.4 million, net of cash acquired, consisting of cash of approximately $5.6 million and 500,000 shares of Lori common stock issued as consideration for various fees and guarantees associated with the transaction. The cash consideration included net cash payments to the selling shareholders of approximately $5.2 million. The 500,000 shares of Lori common stock issued as consideration for the Global transaction included 150,000 shares issued to Peter R. Harvey, then a director of Lori and currently the president/director of ARTRA and 100,000 shares issued to ARTRA for their guarantee to the selling shareholder of the payment of the Global purchase price at closing. The shares issued to Peter R. Harvey and ARTRA are subject to approval by the COMFORCE's shareholders. Global provides telecommunications and computer technical staffing services worldwide to Fortune 500 companies and maintains an extensive, global database of technical specialists, with an emphasis on wireless communications capability. The acquisition of Global was funded principally by private placements of approximately 1,950,000 shares of Lori common stock at $3.00 per share (total proceeds of approximately $5,800,000) plus detachable warrants to purchase approximately 970,000 shares of Lori common stock at $3.375 per share that expire five years from the date of issue. In connection with the re-focus of its business, Lori changed its name to COMFORCE Corporation.

Effective July 4, 1995, Lori and ARTRA entered into employment or consulting services agreements with certain individuals to manage Lori's entry into and development of the telecommunications and computer technical staffing services business. As additional compensation, the agreements provided for the issuance in aggregate of a 35% common stock interest in Lori. After the issuance of the Lori common shares, plus the effects of the issuance of Lori common shares sold by private placements and other common shares issued in conjunction with the Global acquisition, ARTRA's common stock ownership interest in COMFORCE common stock was reduced to approximately 25%. Accordingly, in October 1995, the accounts of COMFORCE and its majority-owned subsidiaries were deconsolidated from the ARTRA's consolidated financial statements and ARTRA's investment in COMFORCE was accounted for under the equity method through the end of fiscal 1995. See Note 6 to the Company's consolidated financial statements for a further discussion of and the accounting treatment of the Company's investment in COMFORCE at December 28, 1995.

In conjunction with the Global acquisition, ARTRA has agreed to assume certain pre-existing Lori liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation. Accordingly, ARTRA has accrued $4,500,000 of Lori liabilities classified in its consolidated balance at December 28, 1995 as current liabilities of discontinued operations.


         Lori Debt Restructuring

Effective August 18, 1994, as amended December 23, 1994, ARTRA, Fill-Mor, Lori and Lori's fashion costume jewelry subsidiaries, (including the New Dimensions Accessories, Ltd., ("New Dimensions") subsidiary, which terminated operations effective December 27, 1994) entered into an agreement with Lori's bank lender to settle obligations due the bank under terms of the bank loan agreements of Lori and its fashion costume jewelry subsidiaries and Fill-Mor. Borrowings due the bank (approximately $25,000,000 as of December 23, 1994), plus amounts due the bank for accrued interest and fees were reduced to $10,500,000 (of which $7,855,000 pertained to Lori's obligation to the bank and $2,645,000 pertained to Fill-Mor's obligation to the bank). Upon the satisfaction of certain conditions of the debt settlement agreement in 1995, as discussed below, the balance of this indebtedness was discharged.

In conjunction with the debt settlement agreement, ARTRA entered into a $1,850,000 short-term loan agreement with a non-affiliated corporation, the proceeds of which were used to fund amounts due the bank as discussed below. The loan, due June 30, 1995, with interest payable monthly at 10%, was collateralized by 100,000 shares of Lori common stock. These 100,000 Lori common shares were originally issued to the bank under terms of the August 18, 1994 Settlement Agreement. In August, 1995 the loan was extended until September 15, 1995 and the lender received the above mentioned 100,000 Lori common shares as consideration for the loan extension. The loan was repaid by ARTRA in February, 1996.

The Company recognized an extraordinary gain of $8,965,000 ($1.57 per share) in December 1994 as a result of the reduction of amounts due the bank under the loan agreements of the Borrowers and Fill-Mor to $10,500,000 (of which

$7,855,000 pertained to Lori's obligation to the bank and $2,645,000 pertained to Fill-Mor's obligation to the bank) as of December 23, 1994.

On March 31, 1995 the bank was paid $750,000 and the remaining indebtedness of Lori and Fill-Mor was discharged, resulting in an additional extraordinary gain to the Company of $9,113,000 ($1.35 per share) in the first quarter of 1995. The $750,000 payment was funded with the proceeds of a $850,000 short-term loan from a former director of Lori. As consideration for assisting in the debt restructuring, the former director received 150,000 shares of the Lori common stock valued at $337,500 ($2.25 per share) based upon Lori's closing market value on March 30, 1995.

The common stock and virtually all the assets of the Company and its Bagcraft subsidiary have been pledged as collateral for borrowings under various loan agreements. Under certain debt agreements the Company is limited in the amounts it can withdraw from its operating subsidiaries. At December 28, 1995 substantially all cash and equivalents on the Company's consolidated balance sheet were restricted to use by and for the Company's operating subsidiaries.


         Litigation

The Company and its subsidiaries are the defendants in various business-related litigation and environmental matters. See Note 20 to the Company's consolidated financial statements. At December 28, 1995 and December 29, 1994, the Company had accrued $1,800,000 and $1,500,000 respectively, for potential business-related litigation and environmental liabilities. However, as discussed above ARTRA may not have available funds to pay liabilities arising out of these business-related litigation and environmental matters or, in certain instances, to provide for its legal defense. ARTRA could suffer severe adverse consequences in the event of an unfavorable judgment in any of these matters.


         Net Operating Loss Carryforwards

At December 28, 1995, ARTRA had Federal income tax loss carryforwards of approximately $33,000,000 expiring principally in 2003 - 2010. Additionally, ARTRA's discontinued Ultrasonix and Ratex subsidiaries had Federal income tax loss carryforwards of approximately $11,000,000 available to be applied against future taxable income, if any. In recent years, the Company has issued shares of its common stock to repay various debt obligations, as consideration for acquisitions, to fund working capital obligations and as consideration for various other transactions. Section 382 of the Internal Revenue Code of 1986 limits a corporation's utilization of its Federal income tax loss carryforwards when certain changes in the ownership of a corporation's common stock occurs. In the opinion of management, the Company is not currently subject to such limitations regarding the utilization of its Federal income tax loss carryforwards. Should the Company continue to issue a significant number of shares of its common stock, it could trigger a limitation that would prevent it from utilizing a substantial portion of its Federal income tax loss carryforwards.


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

The Company's consolidated financial statements have been reclassified to report separately the results of operations of Arcar and COMFORCE's (formerly Lori) discontinued fashion costume jewelry business prior to the deconsolidation of COMFORCE and its majority-owned subsidiaries effective October 1995. The following discussion of results of operations is presented for the Company's continuing operations at December 28, 1995, which were conducted by the Company's wholly-owned Bagcraft subsidiary.

The Company's Bagcraft subsidiary sells all of its products directly to its customers. On a very limited basis certain customers may be offered extended payment terms beyond 30 days depending upon prevailing trade practices and financial strength.


         1995 vs 1994

Net sales from continuing operations of $121,879,000 for the year ended December 28, 1995 were $10,042,000, or 9.0%, higher than net sales from continuing operations for the year ended December 29, 1994. The 1995 sales increase is attributable to increased 1995 selling prices due to the significant increases in paper costs in the second half of 1994 and early 1995 and to an improved sales mix in 1995.

The Company's cost of sales from continuing operations of $102,508,000 for year ended December 28, 1995 increased $7,742,000 as compared to year ended December 29, 1994. Cost of sales from continuing operations in the year ended December 28, 1995 was 84.1% of net sales compared to a cost of sales percentage of 84.7% for the year ended December 29, 1994. The increase in cost of sales is primarily attributable to the significant increases in paper costs in the second half of 1994 and early 1995. The decrease in cost of sales percentage is primarily attributable to the Company's ability to pass along the significant increases in paper costs and to improved production efficiencies in 1995.

Selling, general and administrative expenses from continuing operations were $19,131,000 in the year ended December 28, 1995 as compared to $16,760,000 in the year ended December 29, 1994. Selling, general and administrative expenses were 15.7% of net sales in the year ended December 28, 1995 as compared to 15.0% of net sales in the year ended December 29, 1994. The 1995 increase in selling, general and administrative expenses is primarily attributable to a compensation charge of $3,000,000 related to the issuance of a 35% common stock interest in COMFORCE/Lori as additional compensation for certain individuals to enter into employment or consulting services agreements to manage its entry into and development of the telecommunications and computer technical staffing services business.

In recent years, Bagcraft has experienced a decline in its domestic microwave popcorn business due to the acquisition of one of its major customers by a company with its own packaging ability. Accordingly, at December 31, 1995, Bagcraft incurred a charge to operations of $1,503,000 to write-down the carrying value of idle machinery and equipment dedicated to the production of microwave popcorn products.

Operating loss from continuing operations in the year ended December 28, 1995 was $5,593,000 as compared to operating loss of $4,026,000 in the year ended December 29, 1994. The increased operating loss is primarily attributable to a compensation charge of $3,000,000 related to the issuance of a 35% common stock interest in COMFORCE/Lori as additional compensation for certain individuals to enter into employment or consulting services agreements to manage its entry into and development of the telecommunications and computer technical staffing services business and a charge to operations of $1,503,000 to write-down the carrying value of idle machinery and equipment dedicated to the production of microwave popcorn products, partially offset by improved operating margins of the Bagcraft subsidiary.

Interest expense from continuing operations in the year ended December 28, 1995 increased $1,164,000 as compared to the year ended December 29, 1994. The 1995 increase is principally due to the cost of ARTRA common stock issued as additional compensation for the December 1995 private placement of ARTRA short-term notes.

Due to the Company's tax loss carryforwards and the uncertainty of future taxable income, no income tax benefit was recognized in connection with the Company's 1995 and 1994 pre-tax losses. The 1995 extraordinary credit represents a net gain from discharge of bank indebtedness.

         1994 vs 1993

Net sales from continuing operations of $111,837,000 for the year ended December 29, 1994 were $1,747,000, or 1.5%, lower than net sales from continuing operations for the year ended December 30, 1993. The 1994 net sales decrease is primarily attributable to the sale of Bagcraft's Roll Press division, which was completed in the second quarter of 1993.

The Company's cost of sales from continuing operations of $94,766,000 for year ended December 29, 1994 increased $1,305,000 as compared to year ended December 30, 1993. Cost of sales from continuing operations in the year ended December 28, 1995 was 84.7% of net sales compared to a cost of sales percentage of 82.3% for the year ended December 30, 1993. The increase in the packaging segment cost of sales and cost of sales percentage is primarily attributable to unforeseen delays in the completion of and higher than anticipated start-up costs of the Baxter Springs, Kansas production facility and higher raw material costs in the second half of 1994, partially offset by a more favorable product mix.

Selling, general and administrative expenses from continuing operations were $16,760,000 in the year ended December 29, 1994 as compared to $15,537,000 in the year ended December 30, 1993. Selling, general and administrative expenses were 15.0% of net sales in the year ended December 29, 1994 as compared to 13.7% of net sales in the year ended December 30, 1993. The 1994 increase in selling, general and administrative expenses is primarily attributable to an increase in employee benefit costs and professional fees.

In December, 1993 the Bagcraft subsidiary recorded a charge to operations of $1,175,000 representing equipment and inventory relocation costs and employee severance and outplacement costs relating to the construction of a new manufacturing facility in Baxter Springs, Kansas.

Operating loss from continuing operations in the year ended December 29, 1994 was $4,026,000 as compared to operating loss of $974,000 in the year ended December 30, 1993. The increased operating loss is primarily attributable to unforeseen delays in the completion of and higher than anticipated start-up costs of the Baxter Springs, Kansas production facility.

Interest expense from continuing operations in the year ended December 29, 1994 increased $2,067,000 as compared to the year ended December 30, 1993. The 1994 increase is principally due to an overall increase in borrowings due to the December, 1993 refinancing of Bagcraft's bank debt, an increase in the prime rate and fees incurred for short-term borrowings at the Corporate entity.

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

Recently Issued Accounting Pronouncements

         Impairment of Long-Lived Assets

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is evaluated by comparing future cash flows (undiscounted and without interest charges) expected to result from the use or sale of the asset and its eventual disposition, to the carrying amount of the asset. This new accounting principle is effective for the Company's fiscal year ending December 26, 1996. The Company believes that adoption will not have a material impact on its financial statements.


         Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on new fair value accounting rules. Although expense recognition for employee stock based compensation is not mandatory, the pronouncement requires companies that choose not to adopt the new fair value accounting, to disclose the pro-forma net income and earnings per share under the new method. This new accounting principle is effective for the Company's fiscal year ending December 26, 1996. The Company believes that adoption will not have a material impact on its financial statements as the Company will not adopt the new fair value accounting, but instead comply with the disclosure requirements.




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
                   2.   Financial Statement Schedules as listed on Page F-1.
                   3.   Exhibits as listed on Page E-1.


          (b)      Reports on Form 8-K.

                   On November 8, 1995 the Company filed Form 8-K to report:

                        1) The October 26, 1995 sale of the business assets, subject to the buyers assumption of certain liabilities, of Bagcraft's Arcar Graphics subsidiary.

                        2) The settlement of certain debt obligations due a bank lender of approximately $5,000,000 for a cash payment of $150,000.


                   On October 31, 1995 the Company filed Form 8-K to report:

                        1) The October 17, 1995 acquisition of COMFORCE Global Inc. by The Lori Corporation and the discontinuance of Lori's fashion costume jewelry business.

                        2) The reduction of the Company's common stock ownership interest in The Lori Corporation from 62.6% to approximately 25% due to the issuance Lori common shares principally to certain individuals to manage Lori's entry into and development of the telecommunications and computer technical staffing services business and a private placement of Lori common shares to fund the acquisition of COMFORCE Global.


                   On October 11, 1995 the Company filed Form 8-K to report:

                        1) On September 11, 1995, the Company's 62.6% owned subsidiary The Lori Corporation agreed to participate in the acquisition of COMFORCE Global Inc.

                        2) On July 11, 1995 The Company and its 62.6% owned subsidiary The Lori Corporation entered into agreements with certain individuals to manage Lori's entry into and development of the telecommunications and computer technical staffing services business.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 ARTRA GROUP INCORPORATED

                                              By:      JOHN HARVEY
                                                 -----------------------
                                                       John Harvey
                                                 Chairman and Director
Dated:     April 9, 1996                         Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant, in the capacities and on the dates indicated.


     JOHN HARVEY             Chairman and Director               April 9, 1996
- -----------------------
     John Harvey             Chief Executive Officer

   PETER R. HARVEY           President and Director              April 9, 1996
- -----------------------
   Peter R. Harvey           Chief Operating Officer

   JAMES D. DOERING          Vice President /Treasurer           April 9, 1996
- -----------------------
   James D. Doering          Chief Financial Officer

   GERARD M. KENNY           Director                            April 9, 1996
- -----------------------
   Gerard M. Kenny

  LAWRENCE D. LEVIN          Controller                          April 9, 1996
- -----------------------
  Lawrence D. Levin

                          INDEX TO FINANCIAL STATEMENTS






                                                                     Page
                                                                     ----
  ARTRA GROUP INCORPORATED AND SUBSIDIARIES

     Report of Independent Accountants                                F-2

       Consolidated Balance Sheets as of December 28, 1995
           and December 29, 1994                                      F-3

       Consolidated Statements of Operations
           for each of the three fiscal years
           in the period ended December 28, 1995                      F-5

       Consolidated Statements of Changes in
         Shareholders' Equity (Deficit)
           for each of the three fiscal years
           in the period ended December 28, 1995                      F-6

       Consolidated Statements of Cash Flows
           for each of the three fiscal years
           in the period ended December 28, 1995                      F-7

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ARTRA GROUP Incorporated and Subsidiaries as of December 28, 1995 and December 29, 1994, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency. As a result of these factors, the Company has experienced difficulty in obtaining adequate financing to replace its current credit arrangements, certain of which are in default, to fund its debt service and to satisfy liquidity requirements for 1996. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





COOPERS & LYBRAND L.L.P.


Chicago, Illinois
April 9, 1996

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)




                                                       December 28, December 29,
                                                            1995         1994
                                                          --------     --------

                                     ASSETS
Current assets:
   Cash and equivalents                                     $2,347      $2,070
   Restricted cash and equivalents                             552       1,324
   Receivables, less allowance for doubtful accounts
      and markdowns of $250 in 1995 and $1,654 in 1994      10,897      13,707
   Inventories                                              16,634      20,268
   Available -for-sale securities                            1,427           -
   Other                                                       324       1,148
                                                           --------    --------
               Total current assets                         32,181      38,517
                                                           --------    --------

Property, plant and equipment
    Land                                                       930         930
    Buildings                                               11,679      10,584
    Improvements to land and leaseholds                          -         187
    Machinery and equipment                                 30,547      33,756
    Construction in in progress                              1,117       2,693
                                                           --------    --------
                                                            44,273      48,150
Less accumulated depreciation and amortization              17,335      17,110
                                                           --------    --------
                                                            26,938      31,040
                                                           --------    --------

Other assets:
   Available -for-sale securities                           15,519           -
   Excess of cost over net assets acquired,
      net of accumulated amortization of
      $2,022 in1995 and $7,934 in 1994                       3,258      19,076
   Other                                                        53       4,796
                                                           --------    --------
                                                            18,830      23,872
                                                           --------    --------
                                                           $77,949     $93,429
                                                           ========    ========



The accompanying notes are an integral part of the consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)



                                                       December 28, December 29,
                                                            1995         1994
                                                          --------     --------

                                   LIABILITIES
Current liabilities:
   Notes payable, including amounts due to
      related parties of $5,675 in 1995
      and $5,669 in 1994                                   $25,300     $28,053
   Current maturities of long-term debt                      3,512      37,521
   Accounts payable, including amounts due
      to a related party of $399 in 1995                    10,925      16,788
   Accrued expenses                                         14,106      16,533
   Income taxes                                                203          94
   Liabilities of discontinued operations                    4,500           -
                                                           --------     -------
               Total current liabilities                    58,546       98,989
                                                           --------     -------

Long-term debt                                              34,113       19,673
Debt subsequently discharged                                     -        9,750
Other noncurrent liabilities                                   650        1,463
Commitments and contingencies

Redeemable common stock,
   issued 283,965 shares in 1995 and
   279,679 shares in 1994                                    4,774        4,144
ARTRA redeemable preferred stock payable
   to a related party, $1,000 par value;
   Series A, 6% cumulative payment-in-kind,
   including  accumulated dividends, net of
   unamortized discount  of $1,575 in 1995
   and $1,842 in 1994; redeemable March 1, 2000
   at $1,000 per share plus accrued dividends;
   authorized 2,000,000 shares all series;
   issued 3,750 shares                                       3,694        3,129
Bagcraft redeemable preferred stock payable to
   a related party, cumulative $.01 par value,
   13.5%; including accumulated dividends;
   redeemable in 1997 with a liquidation
   preference equal to $100 per share;
   50,000 shares authorized and issued                      10,794       10,119
BCA Holdings preferred stock payable to a
   related party, $1.00 par value, Series A,
   6% cumulative; including accumulated dividends;
   liquidation preference of
   $1,000 per share; 10,000 shares authorized;
   issued 3,675 shares                                       4,143        3,922

                         SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, no par value; authorized
   7,500,000 shares; issued 7,102,979 shares
   in 1995 and 6,455,602 shares in 1994                      5,540        5,052
Additional paid-in capital                                  38,526       36,613
Unrealized appreciation of investments                      21,047            -
Receivable from related party,
   including accrued interest                               (4,318)      (4,100)
Accumulated deficit                                        (98,755)     (94,520)
                                                           --------     --------
                                                           (37,960)     (56,955)
Less treasury stock (57,038 shares), at cost                   805          805
                                                           --------     --------
                                                           (38,765)     (57,760)
                                                           --------     --------
                                                           $77,949      $93,429
                                                           ========     ========


The accompanying notes are an integral part of the consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                                Fiscal Year
                                                     ---------------------------------
                                                       1995        1994*       1993*
                                                     ---------    --------  ----------

Net sales                                            $121,879    $111,837    $113,584
                                                     ---------   ---------   ---------

Costs and expenses:
   Cost of goods sold, exclusive of
     depreciation and amortization                    102,508      94,766      93,461
   Selling, general and administrative                 19,131      16,760      15,537
   Depreciation and amortization                        4,330       4,337       4,385
   Write-down of idle machinery and equipment           1,503           -           -
   Restructuring costs                                      -           -       1,175
                                                     ---------   ---------   ---------
                                                      127,472     115,863     114,558
                                                     ---------   ---------   ---------

Operating loss                                         (5,593)     (4,026)       (974)
                                                     ---------   ---------   ---------

Other income (expense):
   Interest expense                                    (9,782)     (8,618)     (6,551)
   Equity in loss of COMFORCE                            (533)          -           -
   Other income (expense), net                            (88)         13         (87)
                                                     ---------   ---------   ---------
                                                      (10,403)     (8,605)     (6,638)
                                                     ---------   ---------   ---------

Loss from continuing operations before
   income taxes and minority interest                 (15,996)    (12,631)     (7,612)
Provision for income taxes                                (51)         (9)         (7)
Minority interest                                        (896)       (889)       (708)
                                                     ---------   ---------   ---------
Loss from continuing operations                       (16,943)    (13,529)     (8,327)
Earnings (loss) from
   discontinued operations                                 10     (15,906)       (216)
                                                     ---------   ---------   ---------
Loss before extraordinary credit                      (16,933)    (29,435)     (8,543)
Extraordinary credit,
   net discharge of indebtedness                       14,030       8,965      22,057
                                                     ---------   ---------   ---------
Net earnings (loss)                                    (2,903)    (20,470)     13,514
Dividends applicable to
   redeemable preferred stock                            (565)       (516)       (471)
Reduction of retained earnings
   applicable to redeemable common stock                 (767)       (309)       (243)
                                                     ---------   ---------   ---------
Earnings (loss) applicable to common shares           ($4,235)   ($21,295)    $12,800
                                                     =========   =========   =========

Earnings (loss) per share:
   Continuing operations                               ($2.69)     ($2.56)     ($1.84)
   Discontinued operations                                  -       (2.74)      (0.04)
                                                     ---------   ---------   ---------
   Loss before extraordinary credit                     (2.69)      (5.30)      (1.88)
   Extraordinary credit                                  2.06        1.57        4.49
                                                    ---------   ---------   ---------
               Net earnings (loss)                     ($0.63)     ($3.73)      $2.61
                                                    =========   =========   =========

Weighted average number of shares of common stock
    and common stock equivalents outstanding            6,776       5,702       4,908
                                                    =========   =========   =========

The accompanying notes are an integral part of the consolidated financial statements.


_______________________________________________
*  As reclassified for discontinued operations.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                        (In thousands, except share data)


                                                                 Unrealized  Receivable                                   Total
                                    Common Stock    Additional  Appreciation    From                   Treasury Stock  Shareholders'
                                 -----------------    Paid-in        of        Related  Accumulated   ----------------   Equity
                                 Shares     Dollars   Capital   Investments     Party    (Deficit)     Shares  Dollars  (Deficit)
                                ----------  -------   -------   ------------  ---------  ----------   -------  -------  --------
Balance at December 31, 1992     4,542,592   $3,587   $29,034                   $(5,885)   $(86,025)   57,038    $(805) $(60,094)
 Net earnings                            -        -         -                         -      13,514         -        -    13,514
 Redeemable common
   stock accretion                       -        -         -                         -        (243)        -        -      (243)
 Common stock issued
   to pay liabilities              292,996      224     1,412                         -           -         -        -     1,636
 Exercise of stock options          74,700       56       294                         -           -         -        -       350
 Net decrease in receivable
   from related party                    -        -         -                     2,042           -         -        -     2,042
 Redeemable preferred
    stock dividends                      -        -         -                         -        (471)        -        -      (471)
 Common stock issued
    as compensation                 73,320       55       302                         -           -         -        -       357
                                 ---------   ------  --------                   -------  ----------   -------   ------  --------
Balance at December 30, 1993     4,983,608    3,922    31,042                    (3,843)    (73,225)   57,038     (805)  (42,909)
 Net loss                                -        -         -                         -     (20,470)        -        -   (20,470)
 Redeemable common
    stock accretion                      -        -         -                         -        (309)        -        -      (309)
 Common stock sold
    through private placements     855,000      641     2,484                         -           -         -        -     3,125
 Common stock issued for Lori
    debt settlement agreement      400,000      300     2,200                         -           -         -        -     2,500
 Common stock issued to
    pay liabilities                142,635      107       684                         -           -         -        -       791
 Sale and reclassification of
    redeemable common stock        (34,266)       -      (282)                        -           -         -        -      (282)
 Common stock contributed
    to ESOP                         65,000       49       292                         -           -         -        -       341
 Exercise of stock options          25,300       19       116                         -           -         -        -       135
 Net increase in receivable
    from related party                   -        -         -                      (257)          -         -        -      (257)
 Redeemable preferred
    stock dividends                      -        -         -                         -        (516)        -        -      (516)
 Common stock issued
    as compensation                 18,325       14        77                         -           -         -        -        91
                                 ---------   ------  --------                   -------    --------   -------   ------  --------
Balance at December 29, 1994     6,455,602    5,052    36,613                    (4,100)    (94,520)   57,038     (805)  (57,760)
 Net loss                                -        -         -                         -      (2,903)        -        -    (2,903)
 Reclassification of redeemable
    common stock                  (100,000)       -      (500)                        -           -         -        -      (500)
 Common stock issued to
    pay liabilities                243,915      183       857                         -           -         -        -     1,040
 Common stock as additional
    consideration for private
    placement of ARTRA notes       375,000      281       985                         -           -         -        -     1,266
 Net increase in receivable
    from related party,
    including accrued interest           -        -         -                      (218)          -         -        -      (218)
 Redeemable common stock
    put option exercised                (8)       8         -              -          -           -         -        -         -
 Sale and reclassification of
    redeemable common stock         85,714                399                         -                                      399
 Unrealized appreciation
    of investments                       -        -         -        $21,047          -           -         -        -    21,047
 Common stock contributed
    to ESOP                         23,750       18        95              -          -           -         -        -       113
 Exercise of stock options          12,100        9        39              -          -           -         -        -        48
 Redeemable common
    stock accretion                      -        -         -              -          -        (767)        -        -      (767)
 Redeemable preferred
    stock dividends                      -        -         -              -          -        (565)        -        -      (565)
 Common stock issued
    as compensation                  6,898        5        30              -          -           -         -        -        35
                                 ---------   ------  --------        -------   --------   ---------   -------   ------  --------
Balance at December 28, 1995     7,102,979   $5,540   $38,526        $21,047    ($4,318)   ($98,755)   57,038    ($805) ($38,765)
                                 =========   ======  ========        =======   ========   =========   =======   ======  ========


The accompanying notes are an integral part of the consolidated financial statements.

                            ARTRA GROUP INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)




                                                                                             Fiscal Year
                                                                                -----------------------------------
                                                                                   1995          1994        1993
                                                                                ---------    ----------    --------
Cash flows from operating activities:
   Net earnings (loss)                                                           ($2,903)     ($20,470)    $13,514
      Adjustments to reconcile net earnings (loss)
            to cash flows from operating activities:
         Extraordinary gain from net discharge of indebtedness                   (14,030)       (8,965)    (22,057)
         Gain on disposal of discontinued operations                              (8,183)            -          -
         Depreciation of property, plant and equipment                             4,120         4,252       4,283
         Amortization of excess of cost over net assets acquired                     837         1,693       1,623
         Impairment of goodwill                                                    6,430        10,800           -
         Amortization of other assets                                                689           963         216
         Inventory valuation reserve                                                 290             -           -
         Gain on sale of property, plant and equipment                                 -           (59)       (284)
         Write-down of idle equipment and machinery                                1,503             -           -
         Equity in loss of COMFORCE                                                  533             -           -
         Minority interest                                                           896           889         708
         Contribution to ARTRA  ESOP                                                  42            77         423
         Other, principally common issued as compensation                          1,300           485         389
     Changes in assets and liabilities, net of effects of
        businesses acquired and discontinued:
          Increase in receivables                                                   (184)       (1,923)       (348)
          (Increase) decrease in inventories                                         453          (727)      2,453
          (Increase) decrease in other current and noncurrent assets               1,421         1,068      (1,031)
          Increase in payables and accrued expenses                                  611         4,675         804
          Increase (decrease) in other current and noncurrent liabilities            450          (763)        170
          (Increase) decrease  in receivable from related party,
              including accrued interest                                            (218)         (257)         42
                                                                                ---------    ----------    --------
Net cash flows from (used by) operating activities                                (5,943)       (8,262)        905
                                                                                ---------    ----------    --------

Cash flows from investing activities:
   Proceeds from sale of property, plant and equipment                                 -         2,251       1,401
   Additions to property, plant and equipment                                     (2,820)      (11,881)     (3,156)
   Retail fixtures                                                                  (631)         (665)       (951)
   Acquisition of Arcar                                                                -        (2,264)          -
   Proceeds from sale of Arcar                                                    20,318             -           -
   Proceeds from collection of Welch notes                                         3,000             -           -
   Decrease in restricted cash                                                       772             -           -
   Other                                                                               -           101           -
                                                                                ---------    ----------    --------
Net cash flows from (used by) investing activities                                20,639       (12,458)     (2,706)
                                                                                ---------    ----------    --------


The accompanying notes are an integral part of the consolidated financial statements.

                            ARTRA GROUP INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)




                                                                                             Fiscal Year
                                                                                -----------------------------------
                                                                                   1995         1994         1993
                                                                                ---------    ---------    ---------
Cash flows from financing activities:
   Net increase in short-term debt                                                 5,488         1,920           54
   Proceeds from long-term borrowings                                            136,756       116,775      123,743
   Reduction of long-term debt                                                   156,641)     (100,131)    (124,759)
   Proceeds from private placements of ARTRA common stock                              -         3,230            -
   Proceeds from exercise of stock options                                            48            30          129
   Proceeds from sale of BCA Holdings preferred stock                                  -             -        3,000
   Exercise of redeemable common stock put options                                     -           (50)           -
   Other                                                                             (70)          (44)        (187)
                                                                                --------    ----------    ---------
Net cash flows from (used by) financing activities                               (14,419)       21,730        1,980
                                                                                --------    ----------    ---------

Increase in cash and cash equivalents                                                277         1,010          179
Cash and equivalents, beginning of year                                            2,070         1,060          881
                                                                                ========    ==========    =========
Cash and equivalents, end of year                                                 $2,347        $2,070       $1,060
                                                                                ========    ==========    =========



Supplemental cash flow information:
 Cash paid during the year for:
  Interest                                                                       $5,847        $8,811       $7,333
  Income taxes paid (refunded), net                                                 (15)           59         (108)


Supplemental schedule of noncash investing and financing activities:
    Issue common stock and redeemable common stock
       to pay down current liabilities                                           $1,040          $756       $1,636
    Notes issued to sellers as consideration for Arcar acquisition                    -         8,000            -
    ARTRA common stock issued to Lori's bank lender as partial
       consideration for discharge of indebtedness                                    -         2,500            -
    Transfer New Dimensions assets, net of cash of $674,
       to Lori's bank lender under terms of the debt settlement agreement             -         6,475            -
    Debt refinanced                                                                   -             -       36,609


The accompanying notes are an integral part of the consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       Basis of Presentation and Financial Restructuring

ARTRA Group Incorporated's ("ARTRA" or the "Company") consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should ARTRA be unable to continue as a going concern.

The Company has suffered recurring losses from operations and has a net capital deficiency. As a result of these factors, the Company has experienced difficulty in obtaining adequate financing to replace certain current credit arrangements, certain of which are in default, and to fund its debt service and liquidity requirements in 1996. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 9, Notes Payable, and Note 10, Long Term Debt, for further discussion of the status of credit arrangements and restrictions on the ability of operating subsidiaries to fund ARTRA corporate obligations. Due to its limited ability to receive operating funds from its operating subsidiaries, ARTRA has historically met its operating expenditures with funds generated by alternative sources, such as private placements of ARTRA common stock and notes, sales of ARTRA common stock with put options, loans from officers/directors and private investors, as well as through sales of assets and/or other equity infusions. ARTRA plans to continue to seek such alternative sources of funds to meet its future operating expenditures.

ARTRA, through its wholly-owned subsidiary, Bagcraft Corporation of America ("Bagcraft"), currently operates in one industry segment as a manufacturer of packaging products principally serving the food industry. Prior to September 28, 1995, ARTRA's then 62.9% owned subsidiary, The Lori Corporation ("Lori"), operated as a designer and distributor of popular-priced fashion costume jewelry and accessories. In recent years, Lori's fashion costume jewelry operations had experienced a pattern of significantly lower sales levels and related operating losses primarily due to a shift in the buying patterns of its major customers (i.e. certain mass merchandisers) from participation in Lori's service program to purchases of costume jewelry and accessories directly from manufacturers and due to a continued unfavorable retail environment. Accordingly, in September, 1995, Lori adopted a plan to discontinue its fashion costume jewelry business as discussed in Note 3.

As discussed in Note 3, on September 11, 1995, Lori signed a stock purchase agreement to participate in the acquisition of one hundred percent of the capital stock of COMFORCE Global Inc. ("Global"), formerly Spectrum Global Services, Inc. d/b/a YIELD Global, a wholly owned subsidiary of Spectrum Information Technologies, Inc. Global provides telecommunications and computer technical staffing and consulting services worldwide to Fortune 500 companies and maintains an extensive, global database of technical specialists, with an emphasis on wireless communications capability. On October 17, 1995, Lori completed the acquisition of one hundred percent of the capital stock of Global. In connection with the re-focus of its business Lori changed its name to COMFORCE Corporation ("COMFORCE").

Effective July 4, 1995, Lori and ARTRA entered into employment or consulting services agreements with certain individuals to manage Lori's entry into and development of the telecommunications and computer technical staffing services business. As additional compensation, the agreements provided for the issuance in aggregate of a 35% common stock interest in Lori. After the issuance of the Lori common shares, plus the effects of the issuance of Lori common shares sold by private placements and other Lori common shares issued in conjunction with the Global acquisition, ARTRA's common stock ownership interest in COMFORCE common stock was reduced to approximately 25% at December 28, 1995. Accordingly, in October 1995, the accounts of COMFORCE and its majority-owned subsidiaries were deconsolidated from ARTRA's consolidated financial statements and ARTRA's investment in COMFORCE was accounted for under the equity method through the end of fiscal 1995. See Note 6 for a further discussion of ARTRA's investment in COMFORCE.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

Effective October 26, 1995, Bagcraft completed the sale of the business assets, subject to the buyer's assumption of certain liabilities, of its wholly-owned subsidiary, Arcar Graphics, Inc. ("Arcar"), for cash of approximately
$20,300,000. The net proceeds, after extinguishment of certain Arcar debt obligations, of approximately $10,400,000, were used to reduce Bagcraft debt obligations.

In October, 1995 the Company recognized an extraordinary gain of $4,917,000 ($.71 per share) as a result of a settlement agreement with a bank whereby a $3,600,000 note payable due December 31, 1990 plus accrued interest of $1,467,000 were discharged for a cash payment of $150,000.

As discussed in Note 8, the Company recognized an extraordinary gain of $9,113,000 ($1.35 per share) in March 1995 as a result of the discharge of amounts due a bank under the loan agreements of Lori and its parent, Fill-Mor Holding, Inc.
("Fill-Mor").

In June 1995 ARTRA entered into an agreement to settle amounts due ARTRA by the former Welch Vacuum Technology ("Welch") subsidiary under terms of a noncompetition agreement and a subordinated note in the principal amount of $2,500,000 received by ARTRA as part of the proceeds from the 1989 sale of Welch. Per terms of the settlement agreement, ARTRA received cash of $3,000,000 and a subordinated note in the principal amount of $640,000 payable June 30, 2001. The cash proceeds were used for a $2,500,000 reduction of amounts due on certain ARTRA bank notes, with the remainder used for working capital. In conjunction with this transaction, ARTRA entered into a letter agreement with the bank whereby the bank agreed not to exercise any of its rights and remedies with respect to amounts due the bank under its ARTRA notes (see Note 9) and certain obligations of ARTRA's president, Peter R. Harvey.

In February 1996, the bank agreed to discharge all amounts under its ARTRA notes ($12,063,000 plus accrued interest) and certain obligations of Mr. Harvey for a cash payment of $5,150,000 and Mr. Harvey's $850,000 note payable to the bank. ARTRA will recognize a gain on the discharge of this indebtedness of approximately $10,000,000 in the first quarter of 1996. The cash payment due the bank was funded principally with proceeds received from a short-term loan agreement along with proceeds received from the Bagcraft subsidiary as consideration for the issuance of BCA Holdings, Inc. ("BCA", the parent of Bagcraft) preferred stock, see Note 12.

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

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

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


E.    Investments in Equity Securities

In 1995,  the  Company  adopted  Statement  of  Financial  Accounting  Standards
("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Under this statement, at December 28, 1995, the Company's investment in COMFORCE (see Note 6) is classified as available for sale and is stated at fair value. The adoption of SFAS No. 115 resulted in an increase to shareholders' equity in the fourth quarter of 1995 of $21,047,000. In prior years and, until October 1995, COMFORCE was a majority-owned subsidiary included in the consolidated financial statements of the Company.


F.    Intangible Assets

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


G.   Revenue Recognition

Sales to customers are recorded at the time of shipment net of estimated markdowns and merchandise credits.


H.   Income Taxes

Income taxes are accounted for as prescribed in Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes. Under the asset and liability method of Statement No. 109, the Company recognizes the amount of income taxes payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to recovered or settled.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

I.       Use of Estimates In Preparation of Financial Statements

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


J.     Recently Issued Accounting Pronouncements

         Impairment of Long-Lived Assets

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is evaluated by comparing future cash flows (undiscounted and without interest charges) expected to result from the use or sale of the asset and its eventual disposition, to the carrying amount of the asset. This new accounting principle is effective for the Company's fiscal year ending December 26, 1996. The Company believes that adoption will not have a material impact on its financial statements.


         Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on new fair value accounting rules. Although expense recognition for employee stock based compensation is not mandatory, the pronouncement requires companies that choose not to adopt the new fair value accounting, to disclose the pro-forma net income and earnings per share under the new method. This new accounting principle is effective for the Company's fiscal year ending December 26, 1996. The Company believes that adoption will not have a material impact on its financial statements as the Company will not adopt the new fair value accounting, but instead comply with the disclosure requirements.


3.       CHANGE OF BUSINESS

         Arcar Graphics, Inc.

Effective April 8, 1994, Bagcraft purchased the business assets, subject to buyer's assumption of certain liabilities, of Arcar, a manufacturer and distributor of waterbase inks, for consideration of $10,264,000 consisting of cash of $2,264,000 and subordinated promissory notes totaling $8,000,000. The acquisition of Arcar was accounted for by the purchase method and, accordingly, the assets and liabilities of Arcar were included in ARTRA's financial statements at their estimated fair market value at the date of acquisition.

Effective October 26, 1995, Bagcraft sold the business assets, subject to the buyer's assumption of certain liabilities, of Arcar for cash of approximately $20,300,000, resulting in a net gain of $8,483,000. The net proceeds, after extinguishment of certain Arcar debt obligations, of approximately $10,400,000, were used to reduce Bagcraft debt obligations. At December 29, 1994, the total assets and liabilities of Arcar were approximately $13,157,000 and $11,914,000, respectively.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

         Lori/COMFORCE

In September, 1995, Lori adopted a plan to discontinue its fashion costume jewelry business and recorded a provision of $1,000,000 for the estimated costs to complete the disposal of the fashion costume jewelry business. At December 29, 1994, the total assets and liabilities of Lori's discontinued fashion costume jewelry business were approximately $17,460,000 and $11,914,000, respectively.

Effective October 17, 1995, Lori acquired one hundred percent of the capital stock of COMFORCE Global, Inc. ("Global"), formerly Spectrum Global Services, Inc. d/b/a YIELD Global, a wholly owned subsidiary of Spectrum Information Technologies, Inc. for consideration of approximately $6.4 million, net of cash acquired, consisting of cash of approximately $5.6 million and 500,000 shares of Lori common stock issued as consideration for various fees and guarantees associated with the transaction. The cash consideration included net cash payments to the selling shareholders of approximately $5.2 million. The 500,000 shares of Lori common stock issued as consideration for the Global transaction included 150,000 shares issued to Peter R. Harvey, then a director of Lori and currently the president/director of ARTRA and 100,000 shares issued to ARTRA for their guarantee to the selling shareholder of the payment of the Global purchase price at closing. The shares issued to Peter R. Harvey and ARTRA are subject to approval by the issuer's shareholders.

     Global provides telecommunications and computer technical staffing services worldwide to Fortune 500 companies and maintains an extensive, global database of technical specialists, with an emphasis on wireless communications capability. The acquisition of Global was funded principally by private placements of approximately 1,950,000 shares of Lori common stock at $3.00 per share (total proceeds of approximately $5,800,000) plus detachable warrants to purchase approximately 970,000 shares of Lori common stock at $3.375 per share that expire five years from the date of issue. In connection with the re-focus of its business, Lori changed its name to COMFORCE Corporation. Additionally, in conjunction with the Global acquisition, ARTRA has agreed to assume certain pre-existing Lori liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation. Accordingly, ARTRA has accrued $4,500,000 of Lori liabilities classified in its consolidated balance at December 28, 1995 as current liabilities of discontinued operations.

Effective July 4, 1995, Lori and ARTRA entered into employment or consulting services agreements with certain individuals to manage Lori's entry into and development of the telecommunications and computer technical staffing services business. As additional compensation, the agreements provided for the issuance in aggregate of a 35% common stock interest in Lori. After the issuance of the Lori common shares, plus the effects of the issuance of Lori common shares sold by private placements and other Lori common shares issued in conjunction with the Global acquisition, ARTRA's common stock ownership interest in COMFORCE common stock was reduced to approximately 25%. Accordingly, in October 1995, the accounts of COMFORCE and its majority-owned subsidiaries were deconsolidated from ARTRA's consolidated financial statements and ARTRA's investment in COMFORCE was accounted for under the equity method through the end of fiscal 1995. See Note 6 for a further discussion of and the accounting treatment of the Company's investment in COMFORCE at December 28, 1995.


         Other

During 1995 the Company was dismissed as party to certain litigation relating to the former Welch subsidiary. Accordingly, the Company reversed $700,000 of excess liability accruals originally provided in 1989 to complete the disposal of Welch.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

The Company's consolidated financial statements have been reclassified to report separately the results of operations of Arcar and COMFORCE's discontinued fashion costume jewelry business prior to the deconsolidation of Lori and its majority-owned subsidiaries effective October 1995. The 1995, 1994 and 1993 operating results (in thousands) of Bagcraft's discontinued Arcar subsidiary and COMFORCE's discontinued fashion costume jewelry business and net gain on disposal of discontinued operations consist of:



                                            1995        1994         1993
                                          --------    --------    ---------

     Net sales                            $ 16,932    $ 40,278    $  46,054
                                          ========    ========    =========


     Loss from operations
       before income taxes                $ (8,156)   $(15,832)   $    (183
     Provision for income taxes                (17)        (74)         (33)
                                          --------    --------    ---------
     Loss from operations                   (8,173)    (15,906)        (216)
                                          --------    --------    ---------


     Gain on sale of Arcar subsidiary        8,483          --           --

     Provision for disposal of business       (300)

     Provision for income taxes                --           --           --
                                          --------    --------    ---------
     Gain on disposal of businesses          8,183          --           --
                                          --------    --------    ---------
     Earnings (loss) from
          discontinued operations         $     10    $(15,906)   $    (216)
                                          ========    ========    =========



4.       CONCENTRATION OF RISK

The accounts receivable of the Company's Bagcraft subsidiary at December 28, 1995 consist primarily of amounts due from companies in the food industry. As a result, the collectibility of these receivables is dependent, to an extent, upon the economic condition and financial stability of the food industry. Credit risk is minimized as a result of the large number and diverse nature of Bagcraft's customer base. Bagcraft's major customers include some of the largest companies in the food industry. At December 28, 1995, Bagcraft had 10 customers with accounts receivable balances that aggregated approximately 40% of the Company's total trade accounts receivable. No single customer accounted for 10% or more of Bagcraft's 1995 sales.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

5.       INVENTORIES

Inventories consist of:

                                          December 28,      December 29,
                                              1995              1994
                                            --------          --------
                                                 (in  thousands)

     Raw materials and supplies             $  5,645          $  7,041
     Work in process                              40               877
     Finished goods                           10,949            12,350
                                            --------          --------
                                            $ 16,634          $ 20,268
                                            ========          ========


6.            INVESTMENT IN COMFORCE (formerly LORI) CORPORATION

As discussed in Note 3, due to the issuances of COMFORCE common shares in conjunction with the acquisition of Global, ARTRA's common stock ownership in COMFORCE was reduced to approximately 25%. Accordingly, in October 1995, the accounts of COMFORCE and its majority-owned subsidiaries were deconsolidated from ARTRA's consolidated financial statements and ARTRA's investment in COMFORCE was accounted for under the requirements of APB Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock" through the end of fiscal 1995.

Effective December 28, 1995, John Harvey and Peter R. Harvey, ARTRA's chairman and president, respectively, resigned as directors of COMFORCE. Due to such factors as a lack of board of directors representation and participation in policy formulation by ARTRA, as well as a lack of interchange of managerial personnel, ARTRA is not able to exercise significant influence over the operating and financial policies of COMFORCE. Additionally, assuming contemplated additional issuances of COMFORCE common shares, on a fully diluted basis ARTRA's ownership interest in COMFORCE will be reduced to less than 20%. In the opinion of the Company, effective December 28, 1995, the investment in COMFORCE ceased to conform to the requirements of APB Opinion No. 18. Accordingly, the Company adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Under this statement, at December 28, 1995, the Company's investment in COMFORCE is classified as available for sale and is stated at fair value. The adoption of SFAS No. 115 resulted in an increase to shareholders' equity in the fourth quarter of 1995 of $21,047,000. In prior years and, until October 1995, COMFORCE was a majority-owned subsidiary included in the consolidated financial statements of the Company.

In February 1996, ARTRA sold the 200,000 COMFORCE common shares it received in connection with Lori's acquisition of COMFORCE to certain officers, directors and key employees of ARTRA. As additional consideration for a February 1996 short-term loan (see Note 9) the lender has received to-date 37,500 COMFORCE common shares held by ARTRA. In March 1996, ARTRA sold 93,000 COMFORCE shares in the market, with the proceeds used for working capital. The above mentioned 330,500 COMFORCE shares were classified in the Company's consolidated balance sheet at December 28, 1995 in current assets as "Available-for-sale securities." ARTRA's remaining investment in COMFORCE (1,970,536 shares) was classified in the Company's consolidated balance sheet at December 28, 1995 in noncurrent assets as "Available-for-sale securities."

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

7.   INVESTMENT IN EMERALD ACQUISITION CORPORATION / ENVIRODYNE INDUSTRIES, INC.

In March, 1989, Envirodyne Industries, Inc. ("Envirodyne") and Emerald Acquisition Corporation ("Emerald") entered into a definitive agreement for a subsidiary of Emerald to acquire all of the issued and outstanding shares of Envirodyne common stock. Pursuant to the terms of certain letter agreements, ARTRA agreed to participate in the transaction and received Envirodyne's consent to sell its then 4,830,000 Envirodyne common shares (a 26.3% interest) to Emerald. On May 3, 1989 the transaction was consummated. ARTRA received consideration consisting of cash of $75,000,000, a 27.5% common stock interest in Emerald and Emerald junior debentures.

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

Envirodyne's plan of reorganization did not provide for any distribution or value to Emerald and Emerald, therefore, is without assets to provide value to ARTRA for ARTRA's investment in Emerald common stock and Emerald Junior Debentures. See discussion below and in Note 20 Litigation for remedies being pursued by ARTRA as damages for the lost value of its investment in Emerald common stock and Emerald Junior Debentures.

On November 2, 1993, ARTRA filed suit in the Circuit Court of the Eighteenth Judicial Circuit for the state of Illinois (the "State Court Action") against Salomon Brothers, Inc., Salomon Brothers Holding Company, Inc., Charles K. Bobrinskoy, Michael J. Zimmerman (collectively, "Salomon Defendants"), D.P. Kelly & Associates, L.P. ("DPK"), Donald P. Kelly ("Kelly Defendants" along with
DPK), James F. Massey and William Rifkind. On November 22, 1993, ARTRA filed a First Amended Complaint. The defendants removed the case to the Bankruptcy Court in which the Emerald Chapter 11 case is pending. On July 15, 1994 all but two of ARTRA's causes of action were remanded to the state court. The Bankruptcy Court retained jurisdiction of ARTRA's claims against the defendants for breaching their fiduciary duty as directors of Emerald to Emerald's creditors and interference with ARTRA's contractual relations with Emerald. On April 7, 1995, the Company's appeal of the Bankruptcy Court's order retaining jurisdiction over two claims was denied. On July 26, 1995, the Bankruptcy Court entered an order dismissing these claims. On August 4, 1995, ARTRA appealed from the Bankruptcy Court's dismissal order. That appeal is still pending.

On July 18, 1995, ARTRA filed a Fourth Amended Counterclaim in the State Court Action for breach of fiduciary duty, fraudulent misrepresentation, negligent misrepresentation, breach of contract and promissory estopel. In the State Court Action, ARTRA seeks compensatory damages of $136.2 million, punitive damages of $408.6 million and approximately $33 million in fees paid to Salomon. The causes of action for breach of the fiduciary duty of due care were repleaded to reserve ARTRA's right to appeal the State Court's dismissal of the causes of action in the Third Amended Complaint. Defendant Kelly was dismissed with prejudice pursuant to a stipulation between ARTRA and the Kelly Defendants.

On or about March 1, 1996, DPK brought a motion for summary judgment as to ARTRA's claims for breach of contract and promissory estoppel. DPK's motion is currently pending.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

8.       EXTRAORDINARY GAINS

         ARTRA Debt Restructuring

In October, 1995 the Company recognized an extraordinary gain of $4,917,000 ($.71 per share) as a result of a settlement agreement with a bank whereby a $3,600,000 note payable due December 31, 1990 plus accrued interest of $1,467,000 were discharged for a cash payment of $150,000.


         Lori Debt Restructuring

Per terms of a debt settlement agreement, borrowings due a bank under the loan agreements of Lori and its discontinued fashion costume jewelry subsidiaries (including the former New Dimensions ("New Dimensions") subsidiary, which ceased operations in December 1994) and Fill-Mor (approximately $25,000,000 as of December 23, 1994), plus amounts due the bank for accrued interest and fees were reduced to $10,500,000 (of which $7,855,000 pertained to Lori's obligation to the bank and $2,645,000 pertained to Fill-Mor's obligation to the bank). Upon the satisfaction of certain conditions of the debt settlement agreement in 1995, as discussed below, the balance of this indebtedness was discharged.

In conjunction with the debt settlement agreement, ARTRA entered into a $1,850,000 short-term loan agreement with a non-affiliated corporation, the proceeds of which were used to fund amounts due the bank as discussed below. The loan, due June 30, 1995, with interest payable monthly at 10%, was collateralized by 100,000 shares of Lori common stock. These 100,000 Lori common shares were originally issued to the bank under terms of the debt settlement agreement. In August, 1995 the loan was extended until September 15, 1995 and the lender received the above mentioned 100,000 Lori common shares as consideration for the loan extension. The loan was repaid by ARTRA in February, 1996.

The Company recognized an extraordinary gain of $8,965,000 ($1.57 per share) in December 1994 as a result of the reduction of amounts due the bank under the loan agreements of Lori and its discontinued fashion costume jewelry subsidiaries and Fill-Mor to $10,500,000 (of which $7,855,000 pertained to Lori's obligation to the bank and $2,645,000 pertained to Fill-Mor's obligation to the bank) as of December 23, 1994 calculated (in thousands) as follows:

    Amounts due the bank under loan agreements
        of Lori and its operating subsidiaries and Fill-Mor      $  25,394
    Less amounts due the bank at December 29, 1994                 (10,500)
                                                                 ---------
    Bank debt discharged                                            14,894
    Accrued interest and fees discharged                             3,635
    Other liabilities discharged                                     1,985
    Less consideration to the bank per terms of the
        amended settlement agreement
             Cash                                                   (1,900)
             ARTRA common stock                                     (2,500)
             New Dimensions assets assigned to the bank
             at estimated fair market value                         (7,149)
                                                                 ---------
                   Net extraordinary gain                        $   8,965
                                                                 =========

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

On March 31, 1995, the bank was paid $750,000 and the remaining indebtedness of Lori and Fill-Mor was discharged, resulting in an additional extraordinary gain to the Company of $9,113,000 ($1.35 per share) in the first quarter of 1995. The $750,000 payment was funded with the proceeds of a $850,000 short-term loan from a former director of Lori. As consideration for assisting in the debt restructuring, the former director received 150,000 shares of Lori common stock valued at $337,500 ($2.25 per share) based upon Lori's closing market value on March 30, 1995. The first quarter 1995 extraordinary gain was calculated (in thousands) as follows:

    Amounts due the bank under loan agreements
       of Lori and its operating subsidiaries and Fill-mor       $  10,500
    Less amounts due the bank                                         (750)
                                                                 ---------
    Bank debt discharged                                             9,750
    Less fair market value of  Lori common stock
        issued as consideration for the debt restructuring            (337)
    Other fees and expenses                                           (300)
                                                                 ---------
             Net extraordinary gain                              $   9,113
                                                                 =========


         New Dimensions 1993 Restructuring

The reorganization of New Dimensions resulted in a 1993 extraordinary gain of $22,057,000 ($4.49 per share) from a net discharge of indebtedness calculated (in thousands) as follows:

    Amount due on New Dimensions' 12.75% Senior Notes,
        including accrued interest                               $  22,822
    Trade liabilities and accrued expenses                           3,231
                                                                 ---------
             Total unsecured claims                                 26,053
    Less present value of payments due to unsecured creditors       (2,725)
    Less present value of  bank restructuring loan fee              (1,271)
                                                                 ---------
             Net extraordinary gain                              $  22,057
                                                                 =========



9.       NOTES PAYABLE

Notes payable (in thousands) consist of:
                                                 December 28,  December 29,
                                                     1995          1994
                                                   --------      --------

      ARTRA bank notes payable,
        at various interest rates                  $ 12,063      $ 18,507
      Amounts due to related parties,
        interest from 8% to 12%                       5,675         5,669
      ARTRA 12% convertible subordinated
        promissory notes                              2,500             -
      Other, interest from 8% to 20%                  5,062         3,877
                                                   --------      --------
                                                   $ 25,300      $ 28,053
                                                   ========      ========

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

         Bank Notes Payable

At December 31, 1993, $17,063,000 in ARTRA notes, plus related loan fees and accrued interest were payable to a bank. The notes provided for interest at the prime rate. These bank notes were collateralized by, among other things, 100% of the common stock of ARTRA's BCA subsidiary, the parent of Bagcraft, and a secondary position on the assets of BCA, payments due under a noncompetition agreement with the Company's former Welch subsidiary and by a subordinated note in the principal amount of $2,500,000 received by ARTRA as part of the proceeds from the sale of Welch. Additionally, the bank notes are collateralized by a $5,500,000 personal guaranty of a private investor and, prior to March 31, 1994 as discussed below, the bank notes were collateralized by a $2,500,000 guaranty of a private corporation. A major shareholder and executive officer of the private corporation is an ARTRA director. As additional compensation, the private investor is receiving 1,833 shares of ARTRA common stock for each month the guaranty is outstanding and the private corporation received 833 shares of ARTRA common stock for each month the guaranty was outstanding. Among other things, the bank notes prohibit the payment of cash dividends by ARTRA.

On March 31, 1994, ARTRA entered into a series of agreements with its bank lender and with the private corporation noted above that had guaranteed $2,500,000 of ARTRA's bank notes. Per terms of the agreements, the private corporation purchased $2,500,000 of ARTRA notes from ARTRA's bank thereby reducing the outstanding principal on ARTRA's bank notes to $12,063,000 and the bank released the private corporation from its $2,500,000 loan guaranty. The ARTRA bank notes and related loan fees were payable on September 30, 1994. Interest on the bank notes continues to accrue at the prime rate (8.75% and 8.5% at September 28, 1995 and December 29, 1994, respectively) and is payable quarterly. Interest on the bank notes has been paid through June 14, 1994. Effective March 31, 1994, ARTRA pledged, as additional collateral for its bank notes, any and all net proceeds arising from its lawsuit against Salomon Brothers, Inc., Salomon Brothers Holding Company Inc. (collectively, "Salomon") D.P. Kelly & Associates, L.P. ("Kelly") and all of the directors of Emerald for breaches of fiduciary duty by the directors of Emerald, induced by Salomon and Kelly, in connection with the reorganization of Envirodyne as discussed in Note
7. As consideration for purchasing $2,500,000 of ARTRA bank notes, the private corporation received a $2,500,000 note payable from ARTRA bearing interest at the prime rate.

As additional consideration, the private corporation has received an option to put back to ARTRA the 49,980 shares of ARTRA common stock received as compensation for its former $2,500,000 ARTRA loan guaranty at a price of $15.00 per share. The put option is exercisable on the later of the day that the $2,500,000 note payable to the private corporation becomes due or the date the ARTRA bank notes have been paid in full. The option price increases by $2.25 per share annually ($18.938 per share at December 28, 1995). The $2,500,000 note payable to the private corporation is reflected in the above table as amounts due to related parties. During the first quarter of 1996, the $2,500,000 note and related accrued interest was paid in full principally with proceeds from additional short-term borrowings.

In June 1995 ARTRA entered into an agreement to settle amounts due ARTRA by the former Welch subsidiary under terms of a noncompetition agreement and a subordinated note in the principal amount of $2,500,000 received by ARTRA as part of the proceeds from the 1989 sale of Welch. Per terms of the settlement agreement, ARTRA received cash of $3,000,000 and a subordinated note in the principal amount of $640,000 payable June 30, 2001. The cash proceeds were used for a $2,500,000 reduction of amounts due on certain ARTRA bank notes, with the remainder used for working capital. In conjunction with this transaction, ARTRA entered into a letter agreement with the bank whereby the bank agreed not to exercise any of its rights and remedies with respect to amounts due the bank under its ARTRA notes and certain obligations of ARTRA's president, Peter R. Harvey through at least September 28, 1995.

In February 1996, the bank agreed to discharge all amounts under its ARTRA notes ($12,063,000 plus accrued interest) and certain obligations of Mr. Harvey for consideration of $6,000,000, consisting of a cash payment of $5,150,000 and Mr. Harvey's $850,000 note payable to the bank. ARTRA will recognize a gain on the discharge of its bank indebtedness of approximately $10,000,000 in the first quarter of 1996 and will record a receivable for Mr. Harvey's prorata share of the debt discharge funded by the Company. As collateral for this advance and other previous advances (see note 21), Mr. Harvey provided ARTRA a $2,150,000 security interest in certain real estate.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

In conjunction with the February 1996 discharge of indebtedness, the Company entered into a $1,900,000 short-term loan agreement with an unaffiliated company. The loan, due May 26, 1996, with interest at 12% is collateralized by, among other things, the common stock of ARTRA's BCA subsidiary. As additional compensation for the loan and for participating in the above discharge of indebtedness, the lender has received, to-date, 150,000 shares of ARTRA common stock and 37,500 shares of COMFORCE common stock held by ARTRA. Additionally, for a cash payment of $500,000 to ARTRA, the lender purchased an option to acquire up to 40% of the common stock of Bagcraft for nominal consideration. If the borrowings under the loan agreement are repaid by May 26, 1996, ARTRA can repurchase the option for a cash payment of $550,000. If the borrowings under the loan agreement are repaid subsequent to May 26, 1996, the percentage of the warrant ARTRA can repurchase declines on a sliding scale through July 25, 1996. The proceeds from this loan agreement along with proceeds received from the Bagcraft subsidiary as consideration for the issuance of BCA preferred stock (see Note 12) were used to fund the cash payment to the bank for the above discharge of indebtedness.

Effective May 14, 1991, ARTRA, through its wholly-owned Fill-Mor subsidiary, entered into a loan agreement with a bank providing for borrowings of up to $2,500,000 with interest at the prime rate plus 2%, of which $2,200,000 was outstanding at December 29, 1994. The loan was collateralized by ARTRA's interest in Lori common stock and preferred stock, by the proceeds of a tax sharing agreement between ARTRA and its Bagcraft subsidiary and by ARTRA's interest in Fill-Mor's common stock. At December 29, 1994, borrowings on this note were reclassified as amounts due under the debt restructuring agreement discussed in Note 8. In March, 1995, borrowings due under this loan agreement were discharged.

At December 29, 1994 an ARTRA bank note with outstanding borrowings of $3,600,000 had been past due since December 31, 1990. Effective October 30,
1995, the Company settled this bank obligation totaling approximately $5,000,000, including accrued interest, for a cash payment of $150,000. The gain on this debt extinguishment was reflected in the Company's consolidated financial statements in the fourth quarter of 1995. In October, 1995 the bank agreed to discharge the $3,600,000 note plus accrued interest of $1,467,000 for a cash payment of $150,000, resulting in an extraordinary gain of $4,917,000 ($.71 per share) in the fourth quarter of 1995.

An ARTRA bank note with outstanding borrowings of $345,000 at December 29, 1994 was guaranteed by a private company. Interest on the note was at the prime rate plus 2%. In October, 1995 all amounts due on this bank note were paid in full.


         Amounts Due To Related Parties

At December  28,  1995 and  December  29,  1994,  the  Company  had  outstanding borrowings from its Chairman, John Harvey, of $175,000 and $42,000, respectively. Since January, 1995, John Harvey's borrowings have been evidenced by unsecured short-term notes bearing interest at 8%. As additional compensation the loans provide for the issuance of warrants to purchase ARTRA common shares at prices equal to the market value of ARTRA's common stock at the date of issuance. The warrants expire five years from the date of issuance. Terms of the note provide for the issuance of additional warrants to purchase ARTRA common shares, as determined by the number of days the loans are outstanding. Through February 29, 1996, John Harvey has received warrants to purchase an aggregate of 58,007 shares of ARTRA common stock at prices ranging from $3.75 to $6.125 per share as additional compensation for his loans to ARTRA.

At March 30, 1995, amounts due to related parties included a $850,000 short-term loan from a then director of COMFORCE. The loan provided for interest at the prime rate plus 1%. As consideration for assisting with the debt restructuring, the former director received 150,000 Lori common shares valued at $337,500 ($2.25 per share) based upon COMFORCE closing market value on March 30, 1995. The principal amount of the loan was reduced to $750,000 at July 31, 1995. The remaining loan principal was not repaid on its scheduled to maturity date of July 31, 1995. Per terms of the loan agreement, the former director received an additional 50,000 COMFORCE common shares as compensation for the

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES non-payment of the loan at its originally scheduled maturity. The maturity date of the loan was subsequently extended to September 30, 1995. The Company then entered into discussions with the director to extend the maturity date of the loan and, as additional consideration for the non-payment of the loan, the former director received an additional 25,000 shares of COMFORCE common stock in January 1996. In March 1996, the loan was repaid in full by ARTRA.

At December 29, 1994, amounts due to related parties also included borrowings of $127,000, respectively, from the above mentioned former director of COMFORCE. As additional compensation the former director has received warrants to purchase an aggregate of 236,315 ARTRA common shares at prices ranging from $3.75 to $6.375 per share based upon the market value of ARTRA's common stock at the date of issuance. The warrants expire five years from the date of issuance. Terms of the note provide for the issuance of additional warrants to purchase ARTRA common shares as determined by the number of days the loan is outstanding. In December 1995, amounts due pursuant to this loan were repaid by the issuance of 33,000 shares of ARTRA common stock.

On December 31, 1993, a religious organization, currently holding approximately 7% of ARTRA's outstanding common stock, loaned the Company $2,000,000 evidenced by a short-term note bearing interest at 10%. The proceeds of this loan were remitted to ARTRA's bank to pay principal and interest on ARTRA's bank notes as discussed above. In January, 1994 the religious organization made an additional $1,000,000 short-term loan to the Company also with interest at 10%. As additional compensation for the above loans, the lender received warrants to purchase an aggregate of 86,250 ARTRA common shares at prices ranging from $6.00 to $7.00 per share based upon the market of ARTRA's common stock at the date of issuance. The warrants expire in 1998, five years from the date of issuance. In July, 1994 ARTRA made a $2,000,000 payment against the amounts outstanding on the above loans and the religious organization subsequently loaned ARTRA an additional $2,000,000. At December 28, 1995 and December 29, 1994 borrowings due the religious organization totaled $3,000,000. In December, the religious organization received 126,222 shares of ARTRA common in payment of past due interest through October 31, 1995.


         Convertible Subordinated Promissory Notes

In December 1995, ARTRA completed a private placement of $2,500,000 of 12% convertible subordinated promissory notes due March 21, 1996. As additional consideration the noteholders received 15,000 ARTRA common shares per each $100,000 of notes issued, or an aggregate of 375,000 ARTRA common shares. The ARTRA common shares were valued at $1,266,000 ($3.375 per share) based upon the closing market value of ARTRA common stock on the date of issue, discounted for restricted marketability. In the event the notes and all accrued interest is not paid in full at maturity, the noteholders have the option to convert all or a portion of the amount due into shares of ARTRA common at a conversion price of $3.00 per share. The proceeds from the private placement, held in escrow at December 28, 1995, were used to pay down other debt obligations in January, 1996. The notes were repaid in April, 1996, substantially with proceeds from a new private placement of ARTRA notes.


         Other

In conjunction with the debt settlement agreement discussed in Note 8, ARTRA entered into a $1,850,000 short-term loan agreement with a non-affiliated corporation, the proceeds of which were used to fund amounts due the bank as discussed below. The loan, due June 30, 1995, with interest payable monthly at 10%, was collateralized by 100,000 shares of Lori common stock. These 100,000 COMFORCE common shares were originally issued to the bank under terms of the August 18, 1994 Settlement Agreement. In August, 1995 the loan was extended until September 15, 1995 and the lender received the above mentioned 100,000 COMFORCE common shares as consideration for the loan extension. The loan was repaid by ARTRA in February, 1996.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

10.      LONG-TERM DEBT

 Long-term debt (in thousands) consists of:
                                                      December 28,  December 29,
                                                          1995          1994
                                                        --------     --------

   Bagcraft Credit Agreement,
     Term loans,
       interest at the prime rate plus 1.75% to 3%      $ 16,600     $ 17,000
     Revolving credit loan,
       interest at the prime rate plus 1.5%                9,231       16,672
     Unamortized discount                                      -         (315)
   Bagcraft, City of Baxter Springs,
     Kansas loan agreements,
     interest, at varying rates                           11,794       12,310
   Arcar subordinated promissory notes
     due to seller,
     interest at the prime rate                                -        8,000
   Arcar bank term loan,
     interest at the prime rate plus .75%                      -        2,750
   Amounts due a bank term under terms of
     a debt settlement agreement                               -       10,500
   Other, at various interest rates,
     due in varying amounts through 1995                       -           27
                                                        --------     --------

                                                          37,625       66,944
   Current scheduled maturities                           (3,512)     (37,521)
   Debt subsequently discharged                                -       (9,750)
                                                        --------     --------
                                                        $ 34,113     $ 19,673
                                                        ========     ========


         Bagcraft

Effective December 17, 1993, Bagcraft refinanced its bank debt by entering into a Credit Agreement that provides for a revolving credit loan and two separate term loans. The term loans were separate two-year facilities initially totaling $12,000,000 (Term Loan A) and $8,000,000 (Term Loan B), bearing interest at the lender's index rate plus 1.75% and 3%, respectively. The principal under Term Loan A is payable at maturity, unless accelerated under terms of the Credit Agreement. The principal under Term Loan B ($4,600,000 and $5,000,000 outstanding at December 28, 1995 and December 29, 1994, respectively) was scheduled to be payable in twenty-four monthly installments of $250,000 from January 1, 1994 to December 1, 1995, with the remaining principal balance payable at maturity, unless accelerated under terms of the Credit Agreement. At December 28, 1995, interest rates on Term Loan A and Term Loan B were 10.25% and 11.5% respectively.

The amount available to Bagcraft under the revolving credit loan is subject to a borrowing base, as defined in the agreement, up to a maximum of $18,000,000. At December 28, 1995 and December 29, 1994, approximately $6,600,000 and

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

$800,000, respectively, was available and unused by Bagcraft under the revolving credit loan. Borrowings under the revolving credit loan bear interest at the lender's index rate plus 1.5% and are payable upon maturity of the Credit Agreement, unless accelerated under terms of the Credit Agreement. At December 28, 1995 the interest rate on the revolving credit loan was 10%.

Borrowings under the Credit Agreement are collateralized by substantially all of the assets of Bagcraft. The Credit Agreement, as amended, contains various restrictive covenants, that among other restrictions, require Bagcraft to maintain minimum levels of tangible net worth and liquidity levels, and limits capital expenditures and restricts additional loans, dividend payments and payments to related parties. In addition, the Credit Agreement prohibits changes in ownership of Bagcraft.

In October, 1995 the Credit Agreement was amended whereby, among other things, the maturity date of the Credit Agreement was extended until March 31, 1996, certain loan covenant violations were resolved and the principal payments under Term Loan B were modified to include five monthly installments of $200,000 from November 15, 1995 to March 31, 1996, with the remaining balance payable at maturity (March 31, 1996) .

Effective February 1, 1996, the Credit Agreement was amended whereby, among other things, the maturity date of the Credit Agreement was extended until September 30, 1997, certain loan covenants were amended. The principal payments under Term Loan B were modified to include twenty-three monthly installments of $200,000 from November 15, 1995 to September 30, 1997, with the remaining balance payable at maturity (September 30, 1997) . Additionally, the lender consented to the use of $4,135,000 advanced under the revolving credit loan to fund a preferred stock exchange agreement between BCA (the parent of Bagcraft), Bagcraft and the holder of Bagcraft's 13.5% cumulative, redeemable preferred stock (see Note 12).

As additional compensation for borrowings under the Credit Agreement, the lender received a detachable warrant, expiring in December 1998, allowing the holder to purchase up to 10% of the fully diluted common equity of Bagcraft at a nominal value. Under certain conditions Bagcraft is required to repurchase the warrant from the lender. The determination of the repurchase price of the warrant is to be based on the warrant's pro rata share of the highest of book value, appraised value or market value of Bagcraft.

In connection with the February 1, 1996 amendment to the Credit Agreement, the warrant agreement was amended to permit the holder to purchase 13% of the fully diluted common equity of Bagcraft at the original nominal purchase price and to extend the expiration date to December 17, 1999.

In March, 1994 Bagcraft and the City of Baxter Springs, Kansas completed a $12,500,000 financing package associated with the construction of a new 265,000 sq. ft. production facility in Baxter Springs, Kansas. The financing package, funded by a combination of Federal, state and local funds, consists of the following loan agreements payable by Bagcraft directly to the City of Baxter
Springs:

         A $7,000,000 promissory note payable in ten installments of $700,000 due annually on July 21 of each year beginning in 1995 through maturity on July 21, 2004. Interest, at varying rates from 4.6% to 6.6%, is payable semi-annually. At December 28, 1995 and December 29, 1994, Bagcraft had outstanding borrowings of $6,300,000 and $7,000,000, respectively, under this loan agreement.

         A $5,000,000 subordinated promissory note payable as follows: $150,000 due in 1996; $2,425,000 due in 1998; and $2,425,000 due in 1999. The
         subordinated promissory note is non-interest bearing, subject to certain repayment provisions as defined in the agreement (as amended). At December 28, 1995 and December 29, 1994, Bagcraft had outstanding borrowings of $5,000,000 and $4,810,000, respectively, under this loan agreement.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

         Two separate $250,000 subordinated promissory notes payable in varying installments through January 20, 2025. The subordinated promissory notes are non-interest bearing, subject to certain repayment provisions as defined in the agreement. At December 28, 1995 and December 29, 1994, Bagcraft had outstanding borrowings of $493,000 and $500,000, respectively, under this loan agreement.


Borrowings under the above loan agreements are collateralized by a first lien on the land and building at the Baxter Springs, Kansas production facility and by a second lien on certain machinery and equipment. Under certain circumstances, repayment of the borrowings under the above loan agreements is subordinated to the repayment of obligations under Bagcraft's Credit Agreement. At December 28, 1995 and December 29, 1994, $552,000 and $774,000, respectively, of borrowings from the above loan agreements is reflected in the consolidated balance sheet in current assets as restricted cash and equivalents. These funds, invested in interest bearing cash equivalents, are restricted for expenditures associated with the Baxter Springs, Kansas project.


         Arcar

On April 8, 1994, Bagcraft completed the acquisition of Arcar for consideration consisting of cash of $2,264,000 and subordinated promissory notes totaling $8,000,000 ($5,500,000 and $8,000,000 outstanding at September 28, 1995 and
December 29, 1994, respectively). The subordinated promissory notes provided for interest payable quarterly at the prime rate (as defined in the agreement). At September 28, 1995, the remaining outstanding promissory notes were scheduled to mature as follows: $2,500,000 payable March 15, 1996; $2,500,000 payable March 15, 1997; $500,000 payable March 15, 1998. The seller also received a warrant to purchase 177,778 ARTRA common shares at a price of $5.625 per share, the market value at the date of grant. Exercise of the warrant was payable only through a reduction of the subordinated promissory notes and accrued interest due the seller under terms of the purchase agreement. The subordinated promissory notes were paid in full in October, 1995 with proceeds from the sale of Arcar (see
Note 3).

Effective April 8, 1994, Arcar entered into a Loan and Security Agreement (the "Agreement") with a bank that provided for a revolving credit loan and a term loan. The term loan, in the original principal amount of $2,750,000, provided for interest at the prime rate plus .75%. Borrowings under the Agreement were collateralized by substantially all of the assets of Arcar. The Agreement contained various restrictive covenants, that among other restrictions, require Arcar to maintain minimum levels of net worth and liquidity levels and limit additional loans, dividend payments, capital expenditures and payments to related parties. All borrowings under the Agreement were paid in full in October, 1995 with proceeds from the sale of Arcar (see Note 3).


         Lori

As discussed in Note 8, effective August 18, 1994, as amended effective December 23, 1994, ARTRA, Fill-Mor, Lori and Lori's fashion costume jewelry subsidiaries entered into an agreement with Lori's bank lender to settle obligations due the bank under terms of the bank loan agreements of Lori and its fashion costume jewelry subsidiaries and Fill-Mor. Borrowings due the bank under the loan agreements of Lori and its operating subsidiaries and Lori's parent, Fill-Mor, plus amounts due the bank for accrued interest and fees were reduced to $10,500,000 as of December 23, 1994 (of which $7,855,000 pertained to Lori's obligation to the bank and $2,645,000 pertained to Fill-Mor's obligation to the bank). As partial consideration for the Amended Settlement Agreement the bank received a $750,000 Lori note payable due March 31, 1995.

In March, 1995 the $750,000 note due the bank was paid and the remaining indebtedness of Lori and Fill-Mor was discharged, resulting in an additional extraordinary gain to Lori and Fill-Mor of $9,113,000 in 1995 (See Note 8).

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

The common stock and virtually all the assets of ARTRA's subsidiaries have been pledged as collateral for ARTRA's and its subsidiaries' borrowings. Under certain debt agreements the Company is limited in the amounts it can withdraw from its operating subsidiaries. At December 28, 1995 and December 29, 1994, substantially all cash and equivalents on the Company's consolidated balance sheet are restricted to use by and for the Company's operating subsidiaries.

At December 28, 1995 the aggregate amount of yearly maturities of long-term debt, exclusive of debt discharged, is: 1996, $3,512,000; 1997, $24,143,000;
1998, $3,137,000; 1999, $3,137,000; 2000, $712,000; thereafter, $2,983,000.


11.   REDEEMABLE COMMON STOCK

ARTRA has entered into various agreements under which it has sold its common shares along with options that require ARTRA to repurchase these shares at the option of the holder, principally one year after the date of each agreement. The difference between the option price and the net proceeds received is amortized over the life of the options by a charge to retained earnings. ARTRA agreed to register 100,000 ARTRA common shares issued to a bank as partial consideration for a 1994 debt settlement agreement on or before July 31, 1995, after which the bank has the right to put the 100,000 common shares back to ARTRA for an exercise price of $500,000. As of March 31, 1996 the ARTRA common shares have not been registered and the bank has not exercised the put option. At December 28, 1995 and December 29, 1994 options are outstanding that, if exercised, would require ARTRA to repurchase 283,965 and 279,679 shares of its common stock for an aggregate amount of $4,774,000 and $4,144,000, respectively.


12.   REDEEMABLE PREFERRED STOCK

On September 27, 1989, ARTRA received a proposal to purchase BCA, the parent of Bagcraft, from Sage Group, Inc. ("Sage"), a privately-owned corporation that owned 100% of the outstanding common stock of BCA. Sage was merged with and into Ozite Corporation ("Ozite") on August 24, 1990. Peter R. Harvey, ARTRA's President, and John Harvey, ARTRA's Chairman of the Board of Directors, were the principal shareholders of Sage and are the principal shareholders of Ozite. Effective March 3, 1990, a wholly-owned subsidiary of ARTRA acquired 100% of BCA's issued and outstanding common shares for consideration of $5,451,000, which included 772,000 shares of ARTRA common stock and 3,750 shares of $1,000 par value junior non-convertible payment-in-kind redeemable Series A Preferred Stock with an estimated fair value of $1,012,000, net of unamortized discount of $2,738,000. The Series A Preferred Stock accrues dividends at the rate of 6% per annum and is redeemable by ARTRA on March 1, 2000 at a price of $1,000 per share plus accrued dividends. Accumulated dividends of $1,519,000 and $1,221,000 were accrued at December 28, 1995 and December 29, 1994, respectively.

In 1987, Bagcraft issued to a subsidiary of Ozite $5,000,000 of preferred stock (50,000 shares of 13.5% cumulative, redeemable preferred stock with a liquidation preference equal to $100 per share) redeemable by Bagcraft in 1997 at a price of $100 per share plus accrued dividends. Dividends, which accrue and are payable semiannually on June 1 and December 1 of each year, are reflected in the Company's consolidated statement of operations as minority interest. The holder has agreed to forego dividend payments as long as such payments are prohibited by Bagcraft's lenders. Accumulated dividends of $5,794000 and $5,119,000 were accrued at December 28, 1995 and December 29, 1994, respectively.

In 1987, Bagcraft obtained financing from a subsidiary of Ozite through the issuance of a $5,000,000 unsecured subordinated note, due June 1, 1997. During 1992, per agreement with the noteholder, the interest payments were remitted to ARTRA and the noteholder received 675 shares of BCA Series A preferred stock ($1.00 par value, 6% cumulative with a liquidation preference equal to $1,000 per share) with a liquidation value of $675,000. In December, 1993, the unsecured subordinated note and accrued interest thereon were paid in full from proceeds of Bagcraft's Credit Agreement. Per agreement with the noteholder, the accrued interest outstanding on the note of $3,000,000 was remitted to ARTRA and the noteholder received an additional 3,000 shares BCA preferred stock having a liquidation value of $3,000,000.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

Effective February 1, 1996, BCA, Bagcraft and Ozite entered into an agreement to exchange certain preferred stock between the Companies. In connection with the agreement, BCA issued to Bagcraft 8,135 shares of BCA Series B preferred stock (with a liquidation preference equal to $1,000 per share) for cash of $4,135,000. Bagcraft in turn exchanged the BCA Series B preferred stock for Bagcraft redeemable preferred stock (82.7% of 50,000 shares, or 41,350 shares) held by Ozite. Funds for the transaction were obtained by Bagcraft through an advance under its revolving credit. BCA then upstreamed the proceeds to ARTRA for working capital purposes.

As a result of the preferred stock exchange agreement, 17.3% of the original Bagcraft redeemable preferred stock and the prorata share of dividends remain outstanding February 1, 1996. Dividends related to the Bagcraft redeemable preferred stock exchanged have been forgiven in accordance with the agreement. The dividend forgiveness will be reflected in the Company's consolidated financial statements in the first quarter of 1996.


13.   STOCK OPTIONS AND WARRANTS

         Stock Option Plan

In July, 1985, ARTRA's shareholders approved a stock option plan (the "Plan") for certain officers and key employees of the Company and its subsidiaries. The Plan, as amended, reserved 1,000,000 shares of the Company's common stock and authorized the granting of options on or before February 1, 1995. The purchase price of such options was to be not less than the market value at the date of grant for incentive stock options ("ISO") and not less than 110% of the market value on the date of grant for an ISO granted to a shareholder possessing 10% more of the voting stock of the Company. Non-qualified options may be granted at such price and amount as the Company determines at the date of grant.

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

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

A summary of stock option transactions for the three years in the period ended December 28, 1995 is as follows:


                                             1995          1994       1993
                                           --------     --------    --------

   Outstanding at beginning of year:

       Shares                               445,460      450,760     340,360

                                            $  3.75      $  3.75     $  5.25
       Prices                                    to           to          to
                                            $ 20.50      $ 20.50     $ 20.50

   Options granted:
       Shares                                             20,000     198,100
       Prices                                            $  5.75     $  3.75

   Options exercised:
       Shares
                                            (12,100)     (25,300)    (74,700)

                                                                     $  3.75
       Prices                               $  4.00       $ 5.25          to
                                                                     $  5.25
   Options canceled:
       Shares                                (1,860)                 (13,000)

                                                                     $  5.25
       Prices                               $ 20.50                       to
                                                                     $  5.75
   Outstanding at end of year:
       Shares                               431,500      445,460     450,760
                                           ========     ========    ========

                                            $  3.65      $  3.75     $  3.75
       Prices                                    to           to          to
                                            $ 10.00      $ 20.50     $ 20.50

   Options exercisable at end of year       431,500      445,460     450,760
                                           ========     ========    ========
   Options available for future grant
       at end of year                         -          390,814     410,814
                                           ========     ========    ========

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

         Warrants

At December 28, 1995, warrants were outstanding to purchase a total of 1,148,548 common shares at prices ranging from $3.50 per share to $10.50 per share. The warrants, exercisable from the date of issue, expire at various dates through 2003.

During 1995, ARTRA issued warrants to purchase an aggregate of 140,507 shares of its common stock at prices ranging from $3.75 per share to $6.125 per share, principally to certain lenders as additional compensation for short-term loans. The warrants expire at various dates in 2000. Warrants to purchase 48,331 shares of ARTRA common stock at prices ranging from $6.75 per share to $11.375 per share expired unexercised during 1995. The warrants were issued as additional compensation for various short-terms loans.

During 1994, ARTRA issued warrants to purchase an aggregate of 154,719 shares of its common stock at prices ranging from $4.50 per share to $6.625 per share, principally to certain lenders as additional compensation for short-term loans. The warrants expire at various dates from 1996 and 1999. Warrants to purchase 9,166 shares of ARTRA common stock at prices ranging from $10.00 per share to $11.25 per share expired unexercised during 1994. The warrants were issued as additional compensation for various short-terms loans.

During 1993, ARTRA issued warrants to purchase an aggregate of 326,090 shares of its common stock at prices ranging from $3.50 per share to $7.00 per share, principally to certain lenders as additional compensation for short-term loans. The warrants expire at various dates from 1998 and 2003. Additionally, warrants to purchase 76,668 shares of ARTRA common stock at prices ranging from $18.00 per share to $27.00 per share expired unexercised during 1993. The warrants were issued as additional compensation for short-term loans in 1988.


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


15.   COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries lease certain buildings and equipment which are used in its manufacturing and distribution operations. At December 28, 1995, future minimum lease payments under operating leases that have an initial or remaining noncancellable term of more than one year (in thousands) are:

            Year
            ----
            1996                       $   944
            1997                           860
            1998                           737
            1999                           719
            2000                           449
            After 2000                     765
                                       -------
                                       $ 4,474
                                       =======

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

Rental  expense was $861,000,  $1,116,000  and  $1,240,000 in fiscal years 1995,
1994 and 1993 respectively.

In conjunction with the sale of Arcar (see Note 3), Bagcraft entered into an ink products purchase agreement with the Arcar buyer for a period of five years. Under terms of the agreement, Bagcraft is required to purchase a minimum supply of ink based on market prices in effect at the time of each purchase. Minimum dollar amounts required for each of the contract years ending September 30 is $4,100,000 in 1996; $4,300,000 in 1997; $4,500,000 in 1998; $3,375,000 in 1999;
and $2,250,000 in 2000. Bagcraft has issued a letter of credit of $1,000,000 in conjunction with this agreement.

The Company and its subsidiaries are the defendants in various business-related litigation and environmental matters. At December 28, 1995 and December 29, 1994, the Company had accrued $1,800,000 and $1,500,000, respectively, for potential business-related litigation and environmental liabilities. While these litigation and environmental matters involve wide ranges of potential liability, management does not believe the outcome of these matters will have a material adverse effect on the Company's financial statements. However, ARTRA may not have available funds to pay liabilities arising out of these business-related litigation and environmental matters or, in certain instances, to provide for its legal defense.

In January, 1985 the United States Environmental Protection Agency ("EPA") notified the Company's Bagcraft subsidiary that it was a potentially responsible party under the Comprehensive Environmental Responsibility Compensation and Liability Act ("CERCLA") for alleged release of hazardous substances at the Cross Brothers site near Kankakee, Illinois. Although Bagcraft has denied liability for the site, it has entered into a settlement agreement with the EPA, along with the other third party defendants, to resolve all claims associated with the site except for state claims. In May, 1994 Bagcraft paid $850,000 plus accrued interest of $29,000 to formally extinguish the EPA claim. Bagcraft filed suit in 1993 in the United States District Court for the Northern District of Illinois, against its insurers to recover its liability costs in connection with the Cross Brothers case. Bagcraft was subsequently reimbursed by its insurers for its liability costs incurred in connection with the EPA claim. With regard to the state action, Bagcraft is participating in settlement discussions with the State and thirteen other potential responsible parties to resolve all claims associated with the State. The maximum state claim is $1.1 million for all participants. Bagcraft has accrued $120,000 related to the State action in the Company's consolidated financial statements at December 28, 1995.

Bagcraft was listed as a de minimis contributor at the American Chemical Services, Inc. off-site disposal location in Griffith, Indiana and the Duane Marine off-site disposal location in Perth Amboy, New Jersey. These sites are included in the EPA's National Priorities List. Bagcraft is presently unable to determine its liability, if any, with respect to this site.

Bagcraft has been notified by the Federal Environment Protection Agency that it is a potentially responsible party for the disposal of hazardous substances at a site on Ninth Avenue in Gary, Indiana. The Company has no records indicating that it deposited hazardous substances at this site and intends to vigorously defend itself in this matter.

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

In April 1994, the EPA notified the Company that it was a potentially responsible party for the disposal of hazardous substances (principally waste oil) at a disposal site in Palmer, Massachusetts generated by a manufacturing facility formerly operated by the Clearshield Plastics Division ("Clearshield") of Harvel Industries, Inc. ("Harvel"), a majority owned subsidiary of ARTRA. In 1985, Harvel was merged into ARTRA's Fill-Mor subsidiary. This site has been included on the EPA's National Priorities List. In February 1983, Harvel sold the assets of Clearshield to Envirodyne. The alleged waste disposal occurred in 1977 and 1978, at which time Harvel was a majority-owned subsidiary of ARTRA. In May 1994, Envirodyne and its Clearshield National, Inc. subsidiary sued ARTRA for indemnification in connection with this proceeding. The cost of clean-up at the Palmer, Massachusetts site has been estimated to be approximately $7 million according to proofs of claim filed in the adversary proceeding. A committee formed by the named potentially responsible parties has estimated the

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES liability respecting the activities of Clearshield to be $400,000. ARTRA has not made any independent investigation of the amount of its potential liability and no assurances can be given that it will not substantially exceed $400,000.

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

ARTRA and NL Industries, Inc. have counter sued each other and have filed third party actions against the subsequent owners of the property. The City of Chicago has made an offer to settle the matter for $350,000 for all parties. The parties are currently conducting discovery. The Company is presently unable to determine ARTRA's liability, if any, in connection with this case.

In a case titled Illinois Environmental Protection Agency v. NL Industries, Inc., ARTRA GROUP Incorporated, et al, the Illinois Environmental Protection Agency filed suit alleging all former owners contributed to the contamination of the site. The suit was dismissed, but subject to possible appeal. The Company is presently unable to determine ARTRA's liability, if any, in connection with this case.

The EPA has identified ARTRA GROUP Incorporated as a potentially responsible party in an action involving the former manufacturing facility. The EPA is currently investigating the site to determine the extent and type of contamination, if any. The Company is presently unable to determine ARTRA's liability, if any, in connection with this case.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

16.    INCOME TAXES

The provision (credit) for income taxes is included in the statements of operations as follows:


                                       1995            1994           1993
                                    ---------       ---------      ---------
                                                 (in  thousands)
    Continuing operations           $      51       $       9      $       7
    Discontinued  operations               17              74             33
                                    ---------       ---------      ---------
                                    $      68       $      83      $      40
                                    =========       =========      =========


A summary of the provision (credit) for income taxes is as follows:


                                       1995            1994           1993
                                    ---------       ---------      ---------
                                                 (in  thousands)
    Current:
      Federal                       $       -       $       -      $       -
      State                                68              83             40
                                    ---------       ---------      ---------
                                    $      68       $      83      $      40
                                    =========       =========      =========


The 1995, 1994 and 1993 extraordinary credits represent net gains from discharge of indebtedness. No income tax expense is reflected in the Company's financial statements resulting from the extraordinary credits due to the utilization of tax loss carryforwards.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

16.    INCOME TAXES, continued

In 1995, 1994 and 1993, the effective tax rates from operations, including discontinued operations were (3.9)%, (.4)% and .3%, respectively, as compared to the statutory Federal rate, which are reconciled as follows:


                                       1995            1994           1993
                                     ---------      ---------     ----------
                                                 (in  thousands)

   Provision (credit) for
     income taxes
     using statutory rate            $   (600)      $ (6,629)     $    4,992
   State and local taxes,
     net of Federal benefit                 68             73              7
   Current year tax
     loss not utilized                       -          3,151          1,938
   Amortization of goodwill                155            206            212
   Previously unrecognized
     benefit from  utilizing
     tax loss carryforwards             (2,136)             -              -
   Effect of not including
     all subsidiaries in the
     consolidated tax return             2,546          3,249         (7,113)
    Other                                   35             33              4
                                     ---------      ---------     ----------
                                     $      68      $      83     $       40
                                     =========      =========     ==========

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

16.    INCOME TAXES, continued

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liabilities and deferred tax assets at December 28, 1995 and December 29, 1994 and their approximate tax effects (in thousands) are as follows:

                                                                  1995                         1994
                                                       ---------------------------- -----------------------------
                                                        Temporary        Tax            Temporary        Tax
                                                        Difference    Difference        Difference    Difference
                                                        ----------    ----------        ----------    ----------
  Trade accounts receivable                             $      200    $      100        $    1,700    $       700
  Inventories                                                    -             -               400            200
  Investment in Emerald Acquisition Corporation                  -             -            18,600          7,200
  Accrued personnel costs                                    1,800           700             1,900            800
  Restructuring reserve                                        200           100             1,100            400
  Environmental reserve                                        400           200               400            200
  Other                                                      2,900         1,100             2,600          1,000
  Capital loss carryforward                                 11,000         4,300                 -             -
  Net operating loss                                        44,000        17,200            97,000         37,800
                                                                        --------                          -------
            Total deferred tax assets                                     23,700                           48,300
                                                                        --------                          -------

  Inventories                                               (6,700)       (2,600)           (6,100)        (2,400)
  Accumulated depreciation                                  (7,900)       (3,100)           (9,500)        (3,700)
  Other                                                       (800)         (300)             (400)          (200)
                                                                        --------
            Total deferred tax liabilities                                (6,000)                          (6,300)
                                                                        --------                          -------
            Valuation allowance                                          (17,700)                         (42,000)
                                                                        --------                          -------
            Net deferred tax asset                                      $      -                          $     -
                                                                        ========                          =======


The Company has recorded a valuation allowance with respect to the future tax benefits and the net operating loss reflected in deferred tax assets as a result of the uncertainty of their ultimate realization.

At December 28, 1995, the Company and its subsidiaries had Federal income tax loss carryforwards of approximately $44,000,000 available to be applied against future taxable income, if any. ARTRA's tax loss carryforwards of approximately $33,000,000 expire principally in 2003 - 2010. Additionally, ARTRA's discontinued Ultrasonix and Ratex subsidiaries had Federal income tax loss carryforwards of approximately $11,000,000 available to be applied against future taxable income, if any. In recent years, the Company has issued shares of its common stock to repay various debt obligations, as consideration for acquisitions, to fund working capital obligations and as consideration for various other transactions. Section 382 of the Internal Revenue Code of 1986 limits a corporation's utilization of its Federal income tax loss carryforwards when certain changes in the ownership of a corporation's common stock occurs. In the opinion of management, the Company is not currently subject to such

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
limitations regarding the utilization of its Federal income tax loss carryforwards. Should the Company continue to issue a significant number of shares of its common stock, it could trigger a limitation that would prevent it from utilizing a substantial portion of its Federal income tax loss carryforwards.


17.   EMPLOYEE BENEFIT PLANS

The Company and its subsidiaries have certain contributory and noncontributory benefit plans covering eligible employees. Both employee and employer contributions are generally determined as a percentage of the covered employee's annual compensation. The total expense charged to continuing operations from all of these plans amounted to $477,000, $333,000 and $450,000 in 1995, 1994 and
1993, respectively.

Effective June 1, 1990, the Company adopted an Employee Stock Ownership Plan ("ESOP") which covers eligible employees of ARTRA and certain of its subsidiaries. Employer contributions to the Plan are at the discretion of ARTRA's Board of Directors. Employee contributions are not permitted.
Contributions are allocated in the same proportion that the percentage of a participant's compensation for the Plan year bears to the compensation of all participants for the Plan year. ARTRA contributed 8,750 common shares to the Plan with a fair market value of $42,000 ($4.75 per share) for the plan year ending December 28, 1995. ARTRA contributed 15,000 common shares to the Plan with a fair market value of $71,250 ($4.75 per share) for the plan year ending December 29, 1994. ARTRA contributed 65,000 common shares to the Plan with a fair market value of $423,000 ($6.50 per share) for the plan year ending December 30, 1993. At December 28, 1995, the ESOP held 271,775 shares of ARTRA common stock.

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


19.    INDUSTRY SEGMENT INFORMATION

At December 28, 1995, the Company, through its Bagcraft subsidiary operates in one industry segment as a manufacturer of packaging products principally serving the food industry.

Prior to September 28, 1995 and in prior years, ARTRA's then majority owned subsidiary, Lori, operated as a designer and distributor of popular-priced fashion costume jewelry and accessories. In recent years, Lori's fashion costume jewelry operations had experienced a pattern of significantly lower sales levels and related operating losses primarily due to a shift in the buying patterns of its major customers (i.e. certain mass merchandisers) from participation in Lori's service program to purchases of costume jewelry and accessories directly from manufacturers and due to a continued unfavorable retail environment. Accordingly, in September, 1995, Lori adopted a plan to discontinue its fashion costume jewelry business as discussed in Note 3.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

As discussed in Note 3, on September 11, 1995, Lori signed a stock purchase agreement to participate in the acquisition of one hundred percent of the capital stock of Global. Global provides telecommunications and computer technical staffing and consulting services worldwide to Fortune 500 companies and maintains an extensive, global database of technical specialists, with an emphasis on wireless communications capability. On October 17, 1995, Lori completed the acquisition of one hundred percent of the capital stock of Global. In connection with the re-focus of its business, Lori changed its name to COMFORCE Corporation.

Due to the issuances of COMFORCE common shares in conjunction with the acquisition of Global, ARTRA's common stock ownership in COMFORCE was reduced to approximately 25%. Accordingly, in October 1995, the accounts of COMFORCE and its majority-owned subsidiaries were deconsolidated from the ARTRA's consolidated financial statements and ARTRA's investment in COMFORCE was accounted for under the equity method through the end of fiscal 1995. As discussed in note 6, effective December 28, 1995, the Company adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Under this statement, at December 28, 1995, the Company's investment in COMFORCE is classified as available for sale and is stated at fair value.

No single customer accounted for more than 10% of consolidated net sales in 1995, 1994 and 1993.


20.   LITIGATION

On November 2, 1993, ARTRA filed suit in the Circuit Court of the Eighteenth Judicial Circuit for the state of Illinois (the "State Court Action") against Salomon Brothers, Inc., Salomon Brothers Holding Company, Inc., Charles K. Bobrinskoy, Michael J. Zimmerman (collectively, "Salomon Defendants"), D.P. Kelly & Associates, L.P. ("DPK"), Donald P. Kelly ("Kelly Defendants" along with
DPK), James F. Massey and William Rifkind. On November 22, 1993, ARTRA filed a First Amended Complaint. The defendants removed the case to the Bankruptcy Court in which the Emerald Chapter 11 case is pending. On July 15, 1994 all but two of ARTRA's causes of action were remanded to the state court. The Bankruptcy Court retained jurisdiction of ARTRA's claims against the defendants for breaching their fiduciary duty as directors of Emerald to Emerald's creditors and interference with ARTRA's contractual relations with Emerald. On April 7, 1995, the Company's appeal of the Bankruptcy Court's order retaining jurisdiction over two claims was denied. On July 26, 1995, the Bankruptcy Court entered an order dismissing these claims. On August 4, 1995, ARTRA appealed from the Bankruptcy Court's dismissal order. That appeal is still pending.

On July 18, 1995, ARTRA filed a Fourth Amended Counterclaim in the State Court Action for breach of fiduciary duty, fraudulent misrepresentation, negligent misrepresentation, breach of contract and promissory estopel. In the State Court

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

Action, ARTRA seeks compensatory damages of $136.2 million, punitive damages of $408.6 million and approximately $33 million in fees paid to Salomon. The causes of action for breach of the fiduciary duty of due care were repleaded to reserve ARTRA's right to appeal the State Court's dismissal of the causes of action in the Third Amended Complaint. Defendant Kelly was dismissed with prejudice pursuant to a stipulation between ARTRA and the Kelly Defendants.

On or about March 1, 1996, DPK brought a motion for summary judgment as to ARTRA's claims for breach of contract and promissory estoppel. DPK's motion is currently pending.

Effective December 31, 1989, ARTRA completed the disposal of its former scientific products segment with the sale of its Welch subsidiary, formerly Sargent-Welch Scientific Company, to a privately held corporation whose president and sole shareholder was a vice president of Welch prior to the sale. The consideration received by ARTRA consisted of $2,625,000 payable June 30, 1997, with interest at 10% beginning June 30, 1990, under terms of a noncompetition agreement and the buyer's subordinated note in the principal amount of $2,500,000. The receivable due June 30, 1997 under terms of the noncompetition agreement was reflected in ARTRA's condensed consolidated balance sheet at December 29, 1994 in other assets at $2,625,000. The subordinated security, due in 1997, was originally scheduled to be non-interest bearing for a period of three years, after which time interest will accrue at the rate of 10% per annum. The note was discounted at a rate of 10% during the non-interest bearing period and was reflected in ARTRA's consolidated balance sheet at December 29, 1994 in other assets at $1,375,000, net of a discount of $1,125,000.

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

In January, 1985 the United States Environmental Protection Agency ("EPA") notified the Company's Bagcraft subsidiary that it was a potentially responsible party under the Comprehensive Environmental Responsibility Compensation and Liability Act ("CERCLA") for alleged release of hazardous substances at the Cross Brothers site near Kankakee, Illinois. Although Bagcraft has denied liability for the site, it has entered into a settlement agreement with the EPA, along with the other third party defendants, to resolve all claims associated with the site except for state claims. In May, 1994 Bagcraft paid $850,000 plus accrued interest of $29,000 to formally extinguish the EPA claim. Bagcraft filed suit in 1993 in the United States District Court for the Northern District of Illinois, against its insurers to recover its liability costs in connection with the Cross Brothers case. Bagcraft was subsequently reimbursed by its insurers for its liability costs incurred in connection with the EPA claim. With regard to the state action, Bagcraft is participating in settlement discussions with the State and thirteen other potential responsible parties to resolve all claims associated with the State. The maximum state claim is $1.1 million for all participants. Bagcraft has accrued $120,000 related to the State action in the Company's consolidated financial statements at December 28, 1995.

The Company and its subsidiaries are the defendants in various other business-related litigation and environmental matters (see Note 15). Management does not believe the outcome of these matters will have a material adverse effect on the Company's financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

21.    RELATED PARTY TRANSACTIONS

Advances to Peter R. Harvey, ARTRA's president, classified in the Consolidated Balance Sheet as a reduction of common shareholders' equity, consist of:

                                                    December 28,    December 29,
                                                        1995           1994
                                                     ---------      ---------
                                                        (in  thousands)

    ARTRA                                            $   5,369      $   3,205
    Fill-Mor                                                 -          1,510
                                                     ---------      ---------
                                                         5,369          4,715
    Less interest for the period
      January 1, 1993 to date,
      accrued and fully reserved                        (1,051)          (615)
                                                     ---------      ---------
                                                     $   4,318      $   4,100
                                                     =========      =========


ARTRA has total advances due from its president, Peter R. Harvey, of which $5,369,000 and $3,205,000, including accrued interest, remained outstanding at December 28, 1995 and December 29, 1994 The advances bear interest at the prime rate plus 2% (10.5% at December 28, 1995 and December 29, 1994). This receivable from Peter R. Harvey has been classified as a reduction of common shareholders' equity. See note 9 for an additional 1996 advance for Mr. Harvey's prorata share of debt discharged by a bank. The debt discharge was principally funded by ARTRA.

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

Commencing January 1, 1993 to date, interest on all advances to Peter R. Harvey has been accrued and fully reserved. Interest accrued and fully reserved on the advances to Peter R. Harvey for the years ended December 28, 1995 and December 29, 1994 totaled $436,000 and $341,000, respectively.

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

As partial collateral for amounts due from Peter R. Harvey, the Company has received the pledge of 1,523 shares of ARTRA redeemable preferred stock (with a liquidation value of $1,523,000, plus accrued dividends) which are owned by Mr. Harvey. In addition, Mr. Harvey has pledged a 25% interest in Industrial Communication Company (a private company). Such interest is valued by Mr. Harvey at $800,000 to $1,000,000. During 1995, Peter R. Harvey entered into a pledge agreement with ARTRA whereby Mr. Harvey pledged additional collateral consisting of 42,067 shares of ARTRA common stock and 707,281 shares of Puretech International, Inc., a publicly traded corporation.

In conjunction with Lori's October 1995 acquisition of Global (see Note 3), ARTRA has agreed to assume certain pre-existing Lori liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation. Accordingly, ARTRA has accrued $4,500,000 of Lori liabilities classified in its consolidated balance at December 28, 1995 as current liabilities of discontinued operations.

For a discussion of certain other related party debt obligations see Note 9.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
           SCHEDULE I . CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            ARTRA GROUP INCORPORATED
                                 BALANCE SHEETS
                         (Registrant Only In Thousands)


                                                    December 28,  December 29,
                                                         1995         1994
                                                      ---------    ---------

                             ASSETS
Current assets:
   Cash                                                 $2,347          $91
   Receivables                                              25           55
   Other current assets                                     85           87
                                                      ---------    ---------
                                                         2,457          233
                                                      ---------    ---------

Property, plant and equipment                               25           19
Less accumulated depreciation and amortization              14            6
                                                      ---------    ---------
                                                            11           13
                                                      ---------    ---------

Other assets:
   Investments in and advances to affiliates             2,567      (15,264)
   Other                                                     -        4,000
                                                      ---------    ---------
                                                         2,567      (11,264)
                                                      ---------    ---------
                                                        $5,035     ($11,018)
                                                      =========    =========


                          LIABILITIES
Current liabilities:
   Notes payable and current maturities
     of long-term debt                                 $25,300      $28,053
   Accounts payable                                        509        1,576
   Accrued expenses                                      9,323        9,702
   Income taxes                                            200          138
                                                      ---------    ---------
                                                        35,332       39,469
                                                      ---------    ---------

Redeemable common stock                                  4,774        4,144
                                                      ---------    ---------

Redeemable preferred stock                               3,694        3,129
                                                      ---------    ---------

                 SHAREHOLDERS' EQUITY (DEFICIT)
Common stock                                             5,540        5,052
Additional paid-in capital                              38,526       36,613
Unrealized appreciation of investments                  21,047            -
Receivable from related party,
  including accrued interest                            (4,318)      (4,100)
Accumulated deficit                                    (98,755)     (94,520)
                                                      ---------    ---------
                                                       (37,960)     (56,955)
Less treasury stock, at cost                               805          805
                                                      ---------    ---------
                                                       (38,765)     (57,760)
                                                      ---------    ---------
                                                        $5,035     ($11,018)
                                                      =========    =========


The accompanying notes are an integral part of the condensed financial information.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
           SCHEDULE I . CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            ARTRA GROUP INCORPORATED
                            STATEMENTS OF OPERATIONS
                         (Registrant Only In Thousands)



                                                          Fiscal Year
                                                -----------------------------
                                                  1995      1994*     1993*
                                                --------  ---------  --------

Selling, general and administrative expenses     $1,760     $2,158    $1,907
Depreciation and amortization                        27          4         2
Interest expense                                  4,953      3,139     2,641
Equity in loss of affiliates                      7,817      6,129     3,423
Other expense, net                                  424        308        85
                                                --------  ---------  --------
Loss from continuing operations
   before income taxes                          (14,981)   (11,738)   (8,058)
Charge equivalent to  income taxes               (1,962)    (1,791)     (269)
                                                --------  ---------  --------

Loss from continuing operations                 (16,943)   (13,529)   (8,327)

Equity in earnings (loss)
    of discontinued affiliate                        10    (15,906)     (216)
                                                --------  ---------  --------
Loss before extraordinary credit                (16,933)   (29,435)   (8,543)

Extraordinary credit,
    net discharge of indebtedness                14,030      8,965    22,057
                                                --------  ---------  --------

Net earnings (loss)                             ($2,903)  ($20,470)  $13,514
                                                ========  =========  ========




The accompanying notes are an integral part of the condensed financial information.






______________________________________________
*  As reclassified for discontinued operations.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
           SCHEDULE I . CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            ARTRA GROUP INCORPORATED
                             STATEMENTS OF CASHFLOWS
                         (Registrant Only In Thousands)


                                                                                            Fiscal Year
                                                                                 -------------------------------
                                                                                   1995        1994      1993
                                                                                 --------    ---------  --------
Cash flows from operating activities:
   Net earnings (loss)                                                           ($2,903)    ($20,470)  $13,514
     Adjustments to reconcile net loss
     to cash flows from operating activities:
        Extraordinary gain from net discharge of indebtedness                    (14,030)      (8,965)  (22,057)
        Equity in loss of affiliates                                               7,817        6,129     3,423
        Equity in (earnings) loss of discontinued operations                         (10)      15,906       216
        Gain on sale of property, plant and equipment                                  -            -         -
        Other, principally common stock issued as compensation                     1,370          489       392
        Changes in assets and liabilities:
            Increase (decrease) in other current and noncurrent assets                32           56       (42)
            Increase in other current and noncurrent liabilities                   1,738        2,152     1,076
           (Increase) decrease in receivable from related party                     (218)        (257)       42
                                                                                 --------    ---------  --------
Net cash flows used by operating activities                                       (6,204)      (4,960)   (3,436)
                                                                                 --------    ---------  --------

Cash flows from investing activities:
   Proceeds from collection of Welch notes                                         3,000            -         -
   Proceeds from sale of property, plant and equipment                                 -            -         -
   Proceeds from sale of BCA Holdings preferred stock                                  -            -     3,000
   Dividends and advances from (to) subsidiaries                                       -         (772)    1,824
   Additions to property, plant and equipment                                         (6)          (9)      (10)
                                                                                 --------    ---------  --------
Net cash flows from (used by) investing activities                                 2,994         (781)    4,814
                                                                                 --------    ---------  --------

Cash flows from financing activities:
   Proceeds from private placements of ARTRA common stock                              -        3,230         -
   Proceeds from exercise of stock options and warrants                               48           30       129
   Net increase (decrease) in short-term borrowings                                5,488        1,226      (158)
   Exercise of redeemable common stock options                                       (70)         (50)        -
                                                                                 --------    ---------  --------
Net cash flows from (used by) financing activities                                 5,466        4,436       (29)
                                                                                 --------    ---------  --------

Net increase (decrease) in cash                                                    2,256       (1,305)    1,349
Cash balance beginning of year                                                        91        1,396        47
                                                                                 --------    ---------  --------
Cash balance end of year                                                          $2,347          $91    $1,396
                                                                                 ========    =========  ========


Supplemental schedule of noncash investing and financing activities:
   Issue common stock and redeemable common stock
     to pay down current liabilities                                              $1,040         $756    $1,636
    ARTRA common stock issued to Lori's bank lender as partial
       consideration for discharge of indebtedness                                    -         2,500         -


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

7.   Guarantees of Subsidiaries' Obligations

See Notes 3 and 21 of the consolidated financial statements for a discussion of guarantees of subsidiary obligations.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS for each of the three fiscal years in the period ended December 28, 1995
                                 (in thousands)


              Column A                                 Column B             Column C             Column D        Column E
              --------                                 --------             --------             --------        --------
                                                                            Additions
                                                                     ----------------------

                                                                        (1)          (2)
                                                       Balance at    Charged to  Charged to
                                                      Beginning of   Costs and      Other       Deductions       Balance at
             Description                                 Period       Expenses     Accounts     (Describe)     End of Period
         -------------------                           ---------    ----------   -----------    ----------     -------------
For the fiscal year ended December 28, 1995:

   Deducted from assets to which they apply:

      Allowance for inventory valuation                $     207    $      315                    $   (232)(A)     $     290
                                                       =========    ==========                    ========         =========

      Allowance for markdowns                          $     835    $      291                    $ (1,126)(A)     $       -

      Allowance for doubtful accounts                        819           487                      (1,056)(A)           250
                                                        --------    ----------                    --------         ---------

                                                        $  1,654    $      778                    $ (2,182)        $     250
                                                        ========    ==========                    ========         =========


For the fiscal year ended December 29, 1994:

   Deducted from assets to which they apply:

      Allowance for inventory valuation                 $  4,315     $     218                    $ (4,326)(D)     $     207
                                                        ========     =========                    ========         =========

      Allowance for markdowns                           $  2,499      $  4,799                    $ (6,463)(B)     $     835

      Allowance for doubtful accounts                        595           445                        (221)(C)           819
                                                        --------      --------                    --------         ---------

                                                        $  3,094      $  5,244                    $ (6,684)        $   1,654
                                                        ========      ========                    ========         =========


For the fiscal year ended December 30, 1993:

   Deducted from assets to which they apply:

      Allowance for inventory valuation                 $  4,900     $     337                    $   (922)(D)      $  4,315
                                                        ========     =========                    ========          ========

      Allowance for markdowns                           $  5,280      $  5,722                    $ (8,503)(B)      $  2,499

      Allowance for doubtful accounts                        671           450                        (526)(C)           595
                                                        --------      --------                    --------          --------

                                                        $  5,951      $  6,172                    $ (9,029)         $  3,094
                                                        ========      ========                    ========          ========


(A) Principally amounts of discontinued  operations.
(B) Principally  markdowns taken.
(C) Principally uncollectible accounts written off, net of recoveries.
(D) Principally inventory written off, net of recoveries.

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

                  10.1 Letter Agreement dated February 26, 1996 by and among ARTRA GROUP Incorporated, ARTRA Subsidiary, Inc., BCA Holdings, Inc., Peter and Jean Harvey, and Bank of America Illinois, re. certain Purchase and Sale Agreement and Assignment between the Bank and Arabella S.A., a Luxembourg holding company.

                  10.2 PURCHASE AND SALE AGREEMENT AND ASSIGNMENT, dated as of February 26, 1996, by and between Bank of America Illinois (the "Seller") and Arabella S.A., a Luxembourg holding company (the "Purchaser").

                  10.3 Letter Agreement dated February 26, 1996 by and among ARTRA GROUP Incorporated and Arabella S.A., a Luxembourg holding company, re. purchase of certain indebtedness by Arabella (the "Purchaser") from Bank of America Illinois (the "Seller").

                  10.4 AMENDED AND RESTATED PROMISSORY NOTE, dated February 26, 1996 made by BCA HOLDINGS, INC. in favor of ARABELLA S.A.

                  10.5 OPTION TO PURCHASE SHARES OF COMMON STOCK OF BAGCRAFT CORPORATION OF AMERICA sold by BCA HOLDINGS, INC. to ARABELLA S.A.

                  10.6 PREFERRED STOCK AGREEMENT made by and between BCA HOLDINGS INC. AND BAGCRAFT CORPORATION OF AMERICA.

                  10.7 PREFERRED STOCK EXCHANGE AGREEMENT, dated as of January 31, 1996 by and between Ozite Corporation, BCA Holdings Inc. and Bagcraft Corporation of America.

                  10.8 LIMITED CONSENT AND SIXTH AMENDMENT TO CREDIT AGREEMENT, dated as of February 1, 1996 between BAGCRAFT CORPORATION OF AMERICA and GENERAL ELECTRIC CAPITAL CORPORATION.



         EXHIBIT 11 Computation of earnings per share and equivalent share of common stock for each of the three years in the period ended December 28, 1995.


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

                           10.1 ASSET PURCHASE AGREEMENT made as of the 28th day of September, 1995, by and among Arcar Graphics, Inc., an Illinois corporation ("Arcar" or "Seller"), BCA Holdings, Inc., a Delaware corporation ("BCA"), Bagcraft Corporation of America, a Delaware corporation ("BCA" and, collectively with BCA, "Bagcraft"), ARTRA GROUP Incorporated, a Pennsylvania corporation ("ARTRA"), and Arcar Acquisition Corp., a Delaware corporation ("Buyer"), filed with Registrant's Form 8-K dated October 26, 1995.

                           10.2 LIMITED RELEASE, dated October 30, 1995, between NatWest Bank N. A. ("Releasor"), and ARTRA GROUP Incorporated and Peter R. Harvey ("Releasee"), filed with Registrant's Form 8-K dated October 26, 1995.

                           10.3 STOCK PURCHASE AGREEMENT, Dated September 11, 1995 by and Among Spectrum Technologies, Inc., The Lori Corporation, COMFORCE Corp.; ARTRA Group Incorporated, Peter R. Harvey, Marc L. Werner, James L. Paterek, Michael Ferrentino, and Christopher P. Franco, filed with Registrant's Form 8-K dated September 11, 1995.

                           10.4 Letter Agreement dated June 29, 1995, regarding employment or consulting services between The Lori Corporation, ARTRA Group Incorporated, James L. Paterek, Michael Ferrentino, and Christopher P. Franco, filed with Registrant's Form 8-K dated September 11, 1995.

                           10.5 ASSIGNMENT AGREEMENT, dated and effective March 31, 1995, by and among IBJ Schroder Bank & Trust Company, The Lori Corporation, Lawrence Jewelry Co., Lawrence Jewelry Corporation, New Dimensions Accessories Ltd., Rosecraft, Inc., Fill-Mor Holding, Inc., ARTRA GROUP Incorporated and Alexander Verde, filed as an exhibit to Registrant's Form 10-K, for the year ended December 29, 1994, dated April 12, 1995.

                           10.6 REGISTRATION AND SETTLEMENT AGREEMENT dated as of March 31, 1995 by and between ARTRA GROUP Incorporated and IBJ Schroder Bank & Trust Company filed as an exhibit to Registrant's Form 10-K, for the year ended December 29, 1994, dated April 12, 1995.

                           10.7 AMENDED SETTLEMENT AGREEMENT by and among THE LORI CORPORATION, LAWRENCE JEWELRY CO., LAWRENCE JEWELRY CORPORATION, NEW DIMENSIONS ACCESSORIES LTD. (formerly known as R.N. Koch, Inc.), ROSECRAFT, INC., FILL-MOR HOLDING, INC., ARTRA GROUP INCORPORATED AND IBJ SCHRODER BANK & TRUST COMPANY, dated as of December 23, 1994 filed as an exhibit to Registrant's Form 8-K, dated January 3, 1995.

                           10.8 Loan Agreement, dated as of December 23, 1994, by and among ARTRA GROUP Incorporated and McGOODWIN JAMES & CO filed as an exhibit to Registrant's Form 8-K, dated January 3, 1995.

                           10.9 Settlement Agreement dated August 18, 1994 by among The Lori Corporation, Lawrence Jewelry Co., Lawrence Jewelry Corporation, New Dimensions Accessories, Ltd., Rosecraft, Inc., Fill-Mor Holding, Inc., ARTRA GROUP Incorporated and IBJ Schroder Bank & Trust Company, dated as of August 18,1994 filed as an exhibit to Registrant's Form 10-Q for the quarterly period ended June 30, 1994, dated August 19, 1994.

                           10.10 Pledge and Security Agreement between The Lori Corporation and IBJ Schroder Bank & Trust Company dated as of August 18, 1994 filed as an exhibit to Registrant's Form 10-Q for the quarterly period ended June 30, 1994, dated August 19, 1994.

                           10.10 Pledge and Security Agreement between Lawrence Jewelry Co. and IBJ Schroder Bank & Trust Company dated as of August 18, 1994 filed as an exhibit to Registrant's Form 10-Q for the quarterly period ended June 30, 1994, dated August 19, 1994.

                           10.11 Pledge and Security Agreement between Lawrence Jewelry Corporation and IBJ Schroder Bank & Trust Company dated as of August 18, 1994 filed as an exhibit to Registrant's Form 10-Q for the quarterly period ended June 30, 1994, dated August 19, 1994.

                           10.12 Pledge and Security Agreement between New Dimensions Accessories, Ltd and IBJ Schroder Bank & Trust Company dated as of August 18, 1994 filed as an exhibit to Registrant's Form 10-Q for the quarterly period ended June 30, 1994, dated August 19, 1994.

                           10.13 Pledge and Security Agreement between Rosecraft, Inc. and IBJ Schroder Bank & Trust Company dated as of August 18, 1994 filed as an exhibit to Registrant's Form 10-Q for the quarterly period ended June 30, 1994, dated August 19, 1994.

                           10.14 Pledge and Security Agreement between Fill-Mor Holding, Inc. and IBJ Schroder Bank & Trust Company dated as of August 18, 1994 filed as an exhibit to Registrant's Form 10-Q for the quarterly period ended June 30, 1994, dated August 19, 1994.

                           10.15 Credit Agreement dated as of December 17, 1993 by and between Bagcraft Corporation of America as Borrower and General Electric Capital Corporation as agent and lender filed as an  exhibit  to  Registrant's  Form
                                    10-K for the year ended  December  30, 1993,
                                    dated April 11, 1994.
     .
                           10.16 Loan Agreement dated December 27, 1993 in the amount of $5,000,000 between Bagcraft Corporation of America and the City of Baxter Springs, Kansas filed as an exhibit to Registrant's Form 10-K for the year ended December 30, 1993, dated April 11, 1994.

                           10.19 Construction Loan Agreement dated as of February 15, 1994 in the amount of $7,000,000 between the City of Baxter Springs, Kansas and Bagcraft Corporation of America filed as an exhibit to Registrant's Form 10-K for the year ended December 30, 1993, dated April 11, 1994.

                           10.20 Loan Agreement dated January 19, 1994 in the amount of $250,000 between Bagcraft
                                    Corporation of America and the City of Baxter Springs, Kansas filed as an exhibit to Registrant's Form 10-K for the year ended December 30, 1993, dated April 11, 1994.

                           10.21 Loan Agreement dated January 20, 1994 in the amount of $250,000 between Bagcraft
                                    Corporation of America and the City of Baxter Springs, Kansas filed as an exhibit to Registrant's Form 10-K for the year ended December 30, 1993, dated April 11, 1994.

                           10.22 Asset Purchase Agreement dated as March 1, 1994 by and between AGI Acq. Inc., a subsidiary of Bagcraft Corporation of America, and Arcar Graphics, Inc. filed as an exhibit to Registrant's Form 10-K for the year ended December 30, 1993, dated April 11, 1994.

                           10.23 Loan and Security Agreement dated as of April 8, 1994 between AGI Acq. Inc. and American National Bank and Trust Company of Chicago filed as an exhibit to Registrant's Form 10-K for the year ended December 30, 1993, dated April 11, 1994.

                           10.24 Revolving Note dated as of April 8, 1994 in the amount of $1,500,000 from AGI Acq. Inc. to American National Bank and Trust Company of Chicago filed as an exhibit to Registrant's Form 10-K for the year ended December 30, 1993, dated April 11, 1994.