Form 10-K/A
period 1995-12-28
ARTRA GROUP INC
filed 1996-04-26
CIK 200243

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 28, 1995

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

Documents Incorporated by Reference:   None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Information Regarding Directors

       The following table lists the name and age of each director and nominee for director of ARTRA, his business experience during the past five (5) years, his positions with ARTRA and certain directorships.

 Name                      Age     Position and Experience
 -------------             ---     ---------------------------
Term Expiring at Next Shareholders' Meeting at which Directors are Elected
 John Harvey (1)            64     Chairman of the Board of Directors and Chief  Executive  Officer of ARTRA;
                                   Director since 1968; Chairman of the Board of Directors,  1985 to December
                                   1995 and the Chief  Executive  Officer from 1990 to April 1993 of COMFORCE
                                   Corporation  (temporary   professional   employment,   formerly  The  Lori
                                   Corporation),   currently  a  21%  owned   equity   investment   of  ARTRA
                                   ("COMFORCE");  a Director of Plastic  Specialties and  Technologies,  Inc.
                                   ("PST")  (textiles,  hose and tubing);  and Director of Ozite  Corporation
                                   ("Ozite"),  the  majority  parent  of PST  (textiles,  hose  and  tubing).
                                   Director of Pure Tech  International,  Inc.,  the  successor  by merger to
                                   Ozite.

 Peter R. Harvey (2)        61     President and Chief Operating Officer and a Director since 1968;  Director from 1985 to December 1995 and a vice  president  through  January 1996 of
                                   COMFORCE   (temporary   professional   employment,   formerly   The   Lori
                                   Corporation),  currently a 21% owned equity  investment of ARTRA; a former
                                   Director and Chief Operating Officer of SoftNet Systems,  Inc. ("SoftNet")
                                   During  1995,  Mr.  Harvey  resigned  from  all  of the  Softnet  offices, formerly  The Vader  Group Inc.  (image  processing  and health  care cost containment);  Vice  President  and  Director  of Ozite  Corporation,  the
                                   majority  parent of PST (textiles,  hose and tubing)  (textiles,  hose and tubing).  Director of Pure Tech  International,  Inc.,  the  successor  by merger to Ozite.  Former  Director of Rymer Foods Inc.,  (portion  control meat products and seafood)

 Gerard M. Kenny (3)        44     Director  since  1988;  Executive  Vice  President  and  Director of Kenny
                                   Construction Company since 1982 (diversified heavy construction);  General
                                   Partner of Clinton Industries  (investments),  a limited partnership since
                                   1972.

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

       John Harvey and Peter R. Harvey are brothers. COMFORCE was a 64.3% subsidiary of ARTRA and ARTRA now owns 21% of that Company. Pure Tech International, Inc., and PST are affiliates of ARTRA.

Information Regarding Executive Officers

       Set forth below is information concerning the executive officers and other key employees of ARTRA who were in office as of April 25, 1996.

Name                   Age      Position
- -----------------      ---      ----------------

John Harvey             64      Chairman of the Board
                                and Chief Executive Officer

Peter R. Harvey         61      President and Chief Operating Officer

John G. Hamm            57      Executive Vice President

Robert S. Gruber        62      Vice President - Corporate Relations

James D. Doering        59      Vice President, Treasurer
                                and Chief Financial Officer

John Conroy             52      Vice President - Corporate Administration

Lawrence D. Levin       44      Controller

Edwin G. Rymek          66      Secretary


       John  Harvey,   Chairman  and  Chief  Executive  Officer  of  ARTRA.  See
"Information Concerning Directors" above for a description of Mr. Harvey's relevant business experience.

       Peter R. Harvey, President and Chief Operating Officer of ARTRA. See "Information Concerning Directors" above for a description of Mr. Harvey's relevant business experience.

       John G. Hamm, Executive Vice President of ARTRA. Mr. Hamm has served as Executive Vice President, since February 1988, and Vice President - Finance, from 1975 until 1988, of ARTRA. Mr. Hamm has also served as Vice President - Finance, from June 1990 until July 1994, and as a Director, from 1984 until July 1994, of Ozite Corporation. Mr. Hamm also serves as a Director of SoftNet Systems, Inc. since 1985 and of PST from 1987 until January 1996.

       Robert S. Gruber, Vice President - Corporate Relations of ARTRA. Mr. Gruber has served as Vice President - Corporate Relations of ARTRA since 1975.

       James D. Doering, Vice President, Treasurer and Chief Financial Officer of ARTRA. Mr. Doering has served as Vice President, since 1980, Treasurer, since 1987, Chief Financial Officer, since February 1988, and Controller, from 1980 to 1987, of ARTRA. Mr. Doering has also served as Vice President and Chief Financial Officer of COMFORCE (formerly Lori) from February 1988 through January 1996.

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

       Lawrence D. Levin, Controller of ARTRA. Mr. Levin has served as Controller, since 1987, Assistant Treasurer and Assistant Secretary, since 1980, and Assistant Controller, from 1980 to 1987, of ARTRA. Mr. Levin has also served as Controller of COMFORCE (formerly Lori) since December 1989 and as the Assistant Chief Financial Officer of COMFORCE from May 1993 through January 1996.

       Edwin G. Rymek, Secretary of ARTRA. Mr. Rymek has served as Secretary of ARTRA since 1987 and Secretary of COMFORCE from 1982 through 1995.

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

Item 11.  Executive Compensation

Directors' Compensation

       Directors who are not employees of ARTRA ("Outside Directors") are entitled to receive an annual retainer of $4,000 and $250 per meeting attended; however, no fees were paid to Outside Directors in 1995. Each Outside Director who sits on an established committee of ARTRA is entitled to receive $150 per committee meeting attended. Employees of ARTRA who also serve as directors receive no additional compensation for such service.

Executive Officer Compensation

       The following table shows all compensation paid by ARTRA and its subsidiaries for the fiscal years ended December 28, 1995, December 29, 1994 and December 30, 1993, to the chief executive officer of ARTRA and each of its other most highly compensated executive officers who were serving as executive officers of ARTRA as of December 28, 1995 and whose compensation exceeded $100,000 in 1995.

                           SUMMARY COMPENSATION TABLE

                                            Annual Compensation(1)       Long Term Compensation(1)
                                            ----------------------       -------------------------
                                                                           Securities          All
                                                                          Underlying(3)       Other
          Name and                      Salary       Salary                 Options -        Compen-
    Principal Positions       Year       Paid      Deferred(2)   Bonus    No. of Shares      sation
    -------------------       ----       ----      -----------   -----    -------------      ------
         John Harvey,         1995     $126,200        $-0-      $ -0-       $ -0-          $2,520(4)
      Chairman and Chief      1994      126,200         -0-        -0-       4,000           2,520(5)
      Executive Officer       1993      126,200         -0-        -0-         -0-           2,431(5)




      James D. Doering,       1995       49,900       83,500       -0-         -0-           3,470(4)
        V.P. and Chief        1994      111,333       22,267       -0-         -0-           3,000(5)
      Financial Officer       1993      111,133       22,267       -0-      31,000           3,054(5)



        John G. Hamm,         1995       49,900       83,500       -0-         -0-           3,470(4)
          Executive           1994      111,133       22,267       -0-         -0-           3,000(5)
        Vice President        1993       55,667       22,267       -0-      13,200           2,210(5)



      Robert S. Gruber,       1995       92,000       69,000        -0-         -0-          2,868(4)
        Vice President        1994          -0-       18,400        -0-         -0-          3,000(5)
     Corporate Relations      1993       62,753      110,400        -0-      12,000          4,831(5)

- -----------------------

   (1) No additional annual compensation was paid, no restrictive stock awards or stock appreciation rights were granted, and no long term incentive plan payouts were made to any of the officers listed in the table. Only compensation earned in 1995 (irrespective of the year in which paid) is considered in determining inclusion in this table.

   (2) Salaries are shown as paid (or deferred) in the year earned. Any deferred salaries paid in a year subsequent to the year earned are not shown as paid in such subsequent year. All salary deferrals for the years 1993, 1994 and 1995 have been paid as of the date hereof.

   (3) All of the options shown in this column were granted under the Company's 1985 Stock Option Plan at an exercise price of $3.75 per share, being the closing price of the Company's common stock on the New York Stock Exchange on the date of grant (January 8, 1993). These options expire January 8, 2003.

   (4) These amounts represent the Company's contributions to the 401(k) plan amounts contributed to ARTRA GROUP Incorporated Employee Stock Ownership Plan (the "ESOP"). See note 5 below for a further discussion of the ESOP.

   (5) These amounts represent the closing price on the New York Stock Exchange of Common Stock as of the date the named officers became entitled to receive the stock (i.e., December 29, 1994 and December 30, 1993) pursuant to the ESOP. During 1995, ARTRA contributed 8,750 common shares to the Plan with a fair market value of $42,000 ($4.75 per share) for the plan year ending December 28, 1995 and 15,000 common shares to the Plan with a fair market value of $71,250 ($4.75 per share) for the plan year ending December 29, 1994. ARTRA contributed 65,000 common shares to the Plan with a fair market value of $423,000 ($6.50 per share) for the plan year ending December 30, 1993. Effective August 1, 1995, the Company terminated the ESOP and is currently is the process of distributing the related Employee accounts to participants.

       No options to purchase capital stock of the Company or other stock appreciation rights were granted by the Company in 1995 pursuant to the Company's 1985 Stock Option Plan to any other executive officers of the Company named in the Summary Compensation Table. On December 15, 1995, the Company's board of directors approved the grant to the Chief Executive Officer and to certain executive officers of the Company of options to purchase an aggregate of 505,000 shares of the Company's common stock at $3.65 per share (being the closing price of the Company's common stock as reported on the New York Stock Exchange on December 14, 1995). The issuance of these options is subject to approval of the proposed 1996 Stock Option Plan by the Company's shareholders.

       The following table sets forth information concerning the aggregate number and values of options held by the Chief Executive Officer and the other executive officers of the Company listed in the Summary Compensation Table as of December 28, 1995 which were granted to such officers in consideration of their services as officers or directors of the Company. No options held by the Chief Executive Officer or any other executive officers of the Company listed in the Summary Compensation Table were exercised in 1995.

                     AGGREGATED OPTION EXERCISES IN 1995 AND
                      OPTION VALUES AS OF DECEMBER 28, 1995



                                                                     Number of           Value of Unexercised
                                                                    Unexercised             In-the-Money
                                                                Options at 12-28-95      Options at 12-28-95
                           Shares Acquired          Value           Exercisable/            Exercisable/
      Name                   on Exercise          Realized        Unexercisable(1)         Unexercisable(2)
- ------------------         ---------------        ---------     -------------------       ------------------
John Harvey                       0                $    0              80,000/               $ 117,600/None
                                                                           0

James D. Doering                  0                     0              62,000/                  88,350/None
                                                                           0

John G. Hamm                      0                     0              39,200/                  56,500/None
                                                                           0

Robert S. Gruber                  0                     0              21,000/                  29,775/None
                                                                           0
- -------------------------------


(1) See the notes under "Principal Shareholders" for a description of the options (including exercise prices) granted to each of the executive officers listed in this table.

(2) The listed options were issued at per share exercise prices of from $3.65 per share to $3.75 per share. The market price of Common Stock as of the close of trading on December 28, 1995 on the New York Stock Exchange was $5.125 per share.


           Compensation Committee Interlocks And Insider Participation

       Authority to determine the compensation of executive officers is conferred upon the Company's Board of Directors or, in the case of officers paid by Bagcraft Corporation of America ("Bagcraft"), by Bagcraft's Board of Directors. The salary of John Harvey was paid by Bagcraft.

       ARTRA's Board did not consider the compensation of its officers in 1995. The decisions concerning the cash compensation of these executive officers (including of John Harvey, the Chairman and Chief Executive Officer of ARTRA, who was compensated by Bagcraft for his services as its Chairman) were made by Peter R. Harvey, the President and Chief Operating Officer of ARTRA. Although ARTRA has an Option and Compensation Committee formed to consider and award options under ARTRA's 1985 Stock Option Plan, this committee did not meet in 1995. In December, 1995, the ARTRA Board awarded options to the Chief Executive Officer and to certain executive officers subject to approval by the shareholders of the proposed 1996 Stock Option Plan. Peter R. Harvey, John Harvey and Gerard Kenny executed the consent approving these awards. These awards were granted as compensation for late salary payments during the period 1991 to 1995. See "Transactions with Management and Others" for a description of various transactions and relationships between the Company and each of these directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Securities Ownership of Certain Beneficial Owners

       As of April 25, 1996, there were 7,482,418 shares of Common Stock issued and outstanding. The following table sets forth the number and percentage of Common Stock known by management of ARTRA to be beneficially owned as of March 20, 1995 by (i) all stockholders known by management of ARTRA to own 5% or more of ARTRA's Common Stock, (ii) all directors of ARTRA, (iii) each executive officer included in the Summary Compensation Table and (iv) all directors, executive officers and other key employees of ARTRA as a group (9 persons). Unless stated otherwise, each person so named exercises sole voting and investment power as to the shares of Common Stock so indicated.

       As of April 25, 1996, 3,750 shares of Series A Preferred Stock of ARTRA, par value $1,000 per share, were issued and outstanding. Each share of this Series A Preferred Stock entitles the holder to one vote on an equal basis with each share of Common Stock. Accordingly, for purposes of showing ownership of Common Stock in the table below, the Series A Preferred Stock is treated as Common Stock.

                                         Number of Shares     Percent of Shares
         Name of                           Beneficially          Beneficially
     Beneficial Owner                         Owned                 Owned
     ----------------                      ------------          ------------

Research Center of Kabbalah(1)                600,772                 8.0%

Peter R. Harvey(2)                            398,176                 5.3%

John Harvey(3)                                227,565                 3.0%

Gerard M. Kenny(4)                            240,048                 3.2%

John G. Hamm(5)                                 42,248                0.6%

Robert S. Gruber(6)                             40,481                0.5%

James D. Doering(7)                             66,620                0.9%

All directors and
  executive officers as
          a group (9 persons)                 1,123,221              14.2%



(1) The address of Research Center of Kabbalah ("RCK") is 83-84 115th Street, Richmond Hill, New York 11418. The shares beneficially owned by RCK consist of 514,522 shares of Common Stock owned directly, 21,250 shares of Common Stock issuable under a warrant which expires October 29, 1998 at an exercise price of $6.00 per share, and 65,000 shares of Common Stock issuable under a warrant which expires December 31, 1998 at an exercise price of $7.00 per share.

(2) Mr. Peter R. Harvey's business address is 500 Central Avenue, Northfield, Illinois 60093. The shares beneficially owned by Mr. Harvey consist of 331,548 shares held directly by him (of which 300,725 are Common Stock and 1,523 are shares of Series A Preferred Stock), 23,001 shares held as trustee for the benefit of his nieces, 800 shares owned by his wife and children, 634 shares held in his ESOP account, 7,193 shares held in his individual retirement account, 20,000 shares issuable under an option which expires September 19, 2001 at an exercise price of $3.65 per share and 15,000 shares issuable under an option which expires January 8, 2003 at an exercise price of $3.75 per share.

(3) Mr. John Harvey's business address is 500 Central Avenue, Northfield, Illinois 60093. The shares of Common Stock beneficially owned by Mr. Harvey consist of 123,100 shares held directly by him, 1,705 shares held in his ESOP account, 5,746 shares held in his individual retirement account, 75,000 shares issuable under an option which expires December 19, 2000 at an exercise price of $3.65 per share, 1,000 shares issuable under an option which expires September 19, 2001 at an exercise price of $3.65 per share, 4,000 shares issuable under an option which expires January 8, 2003 at an exercise price of $3.75 per share, 4,700 shares issuable under a warrant which expires, February 1, 1999, at an exercise price of $5.50 per share, 1,500 shares issuable under a warrant which expires March 30, 1999 at an exercise price of $5.625 per share 6,000 shares issuable under a warrant which expires January 20, 2000 at an exercise price of $4.75 per share and an aggregate of 52,007 shares issuable under warrants expiring at various dates in 2000 received in 1995 as additional compensation for 1995 short-term loans at exercise prices of $3.75 per share to $6.125 per share.

(4) The shares beneficially owned by Mr. Kenny consist of 2,000 shares of ARTRA's common stock issuable upon the exercise of an option at $10.00 per share expiring November 28, 1996, 75,652 shares held by (or issuable to) Kenny Construction Company, 14,411 shares held by Clinton Industries, and 75,001 shares issuable under a warrant held by Clinton Industries which expires November 10, 1997 at an exercise price of $5.00 per share. Kenny Construction Company holds put options to sell to ARTRA (i) 23,004 shares of Common Stock for a put price of $56.76 per share plus an amount equal to 15% per annum for each day from March 1, 1991 to the date of payment by ARTRA, which put option expires December 31, 1997, and (ii) 49,980 shares of Common Stock for a put price of $15.00 per share, subject to an annual increase of $2.25, which put option is exercisable on the later of the date ARTRA's obligations to Bank of America are repaid or the $2,500,000 note of ARTRA payable to Kenny Construction Company (as described in paragraph 5 under "Transactions with Management and Others." If the stock subject to the put is sold at a price less than the put price, the Company would remain liable to the holder of the put for the amount by which the put price of the shares exceeds the selling price. Mr. Kenny is Executive Vice President, Director and beneficial owner of 16.66% of the issued and outstanding stock of Kenny Construction Company. He is also the General Partner and a 14.28% beneficial owner of Clinton Industries, a limited partnership. See paragraphs 4 and 5 under "Transactions with Management and Others."

(5) The shares of Common Stock beneficially owned by Mr. Hamm consist of 50 shares held directly by him, 93 shares held by him and his wife jointly, 1,639 shares held in his 401(k) plan, 1,266 shares held in his ESOP account, 25,000 shares issuable under an option which expires December 19, 2000 at an exercise price of $3.65 per share, 1,000 shares issuable under an option which expires September 19, 2001 at an exercise price of $3.65 per share, and 13,200 shares issuable under an option which expires January 8, 2003 at an exercise price of $3.75 per share.

(6) The shares of Common Stock beneficially owned by Mr. Gruber consist of 17,317 shares held directly by him, 943 shares held in his ESOP account, 1,221 shares held in his individual retirement account, 8,000 shares issuable under an option which expires December 19, 2000 at an exercise price of $3.65 per share, 1,000 shares issuable under an option which expires September 19, 2001 at an exercise price of $3.65 per share, and 12,000 shares issuable under an option which expires January 8, 2003 at an exercise price of $3.75 per share.

(7) The shares of Common Stock beneficially owned by Mr. Doering consist of 2,000 shares held by him in joint tenancy with his wife, 1,693 shares held in his ESOP account, 1,118 shares held in his individual retirement account, 25,000 shares issuable under an option which expires December 19, 2000 at an exercise price of $3.65 per share, 6,000 shares issuable under an option which expires September 19, 2001 at an exercise price of $3.65 per share, and 31,000 shares issuable under an option which expires January 8, 2003 at an exercise price of $3.75 per share.

Item 13.  Certain Relationships And Related Transactions

         1. On August 5, 1982, ARTRA acquired 36.6% of the issued and outstanding common shares of COMFORCE (formerly Lori) plus preferred shares for $2,250,000 (the "Investment"). The Investment was carried at cost plus equity in undistributed earnings (loss) since the date of acquisition, less the amortization over a 25-year period of the excess of cost over the equity in COMFORCE's net assets at the date of acquisition.

         On February 8, 1985, COMFORCE acquired in an arms-length transaction negotiated by management of ARTRA, through a wholly-owned subsidiary, all of the issued and outstanding shares of New Dimensions, a creator and distributor of fashion jewelry, for consideration of $28,500,000 including cash of $21,850,000, a $3,000,000 9% promissory note due February 8, 1990 (which was prepaid), an earnout equal to 20% of New Dimension's pre-tax earnings during the calendar years 1985 through 1989 and 200,000 shares of ARTRA's common stock delivered from its treasury with an agreed fair market value of $20.00 per share or $4,000,000. The delivery of ARTRA's shares to the former shareholders of New Dimensions was approved by ARTRA's shareholders at their July 18, 1985 annual meeting.

         In exchange for the 200,000 shares of its common stock, ARTRA received 534,878 shares of COMFORCE's common stock (thereby increasing its ownership of COMFORCE from 36.6% to 55.9%) and 10,000 shares of COMFORCE's Series B Preferred stock convertible into additional COMFORCE common shares. In exchange for the cancellation of advances by ARTRA to COMFORCE, amounting to $6,457,000 as of January 31, 1985, and an additional cash advance by ARTRA to COMFORCE of $7,300,000, which latter sum was used by COMFORCE to acquire New Dimensions, ARTRA received 10,000 shares of COMFORCE Series A Preferred stock.

         On August 13, 1985, COMFORCE stockholders approved a 1-for-30 reverse split of all authorized, issued, outstanding and reserved shares of common stock, increased the number of resulting authorized shares of COMFORCE common stock from 1,833,333 to 6 million and approved a 1-for-10 reverse split of all issued, outstanding and reserved shares of its preferred stock. ARTRA then converted its shares of COMFORCE Series B Preferred stock into 1,099,108 shares of COMFORCE common stock, thereby increasing its ownership interest in COMFORCE to 72.8%.

         In December 1985, ARTRA purchased, 50,000 COMFORCE common stock purchase warrants (14.4% of the 347,600 outstanding common stock purchase warrants) for $391,000. The warrants were issued in conjunction with a 1985 New Dimensions bond offering. The warrants, as adjusted, provided for the purchase of 75,000 COMFORCE shares at $12.00 per share and were convertible into COMFORCE common stock at the rate of 0.375 shares of COMFORCE common stock for each warrant. In September 1990, ARTRA converted such warrants and received 18,750 shares of COMFORCE common stock therefor. Although the conversion of these warrants increased the number of shares of COMFORCE common stock owned by ARTRA, the conversion of warrants by others at the same time resulted in a decrease of ARTRA's ownership of COMFORCE common stock from 68% to 66.7%. As of December 30, 1993 and November 2, 1995, ARTRA's ownership of COMFORCE common stock was 66.7% and 64.3%, respectively.

         ARTRA and a wholly-owned subsidiary of ARTRA held notes from COMFORCE at December 31, 1992 in the amount of $16,025,000 which were due April 1, 1994. Due to the limited ability of COMFORCE to receive funds from its operating subsidiaries, effective July 1, 1989 ARTRA placed an indefinite moratorium on the accrual of interest on its COMFORCE note and declaration of dividends on its COMFORCE preferred stock. The terms of the notes provided that the maturity date would be automatically extended at the end of each quarter to fifteen months beyond the current quarter until ARTRA provides written notice to establish the due date at such fifteen month maturity. A bank lender is the pledgee of the COMFORCE preferred stock owned of record by ARTRA as collateral for ARTRA and New Dimensions bank loans. In February 1993, ARTRA and its wholly-owned subsidiary transferred these notes to COMFORCE's capital account.

         During 1994, ARTRA made net advances to COMFORCE of $2,531,000. The advances consisted of a $1,850,000 short-term note with interest at 10%, the proceeds of which were used to fund the $1,900,000 cash payment to a bank in conjunction with a debt settlement agreement with COMFORCE's bank lender, and certain non-interest bearing advances used to fund COMFORCE working capital requirements.

         Effective December 29, 1994, ARTRA exchanged $2,242,000 of its notes and advances for additional COMFORCE Series C preferred stock. Additionally, the debt settlement agreement required ARTRA to contribute cash of $1,500,000 and ARTRA common stock with a fair market value of $2,500,000 to COMFORCE's capital account.

         Effective October 17, 1995, COMFORCE acquired one hundred percent of the capital stock of COMFORCE Global, Inc. ("Global"), formerly Spectrum Global Services, Inc. d/b/a YIELD Global, a wholly owned subsidiary of Spectrum Information Technologies, Inc. for consideration of approximately $6.4 million, net of cash acquired, consisting of cash of approximately $5.6 million and 500,000 shares of COMFORCE common stock issued as consideration for various fees and guarantees associated with the transaction. The cash consideration included net cash payments to the selling shareholders of approximately $5.2 million. The 500,000 shares of COMFORCE common stock issued as consideration for the Global transaction included 150,000 shares issued to Peter R. Harvey, then a vice president and director of COMFORCE and 100,000 COMFORCE common shares issued to ARTRA for their guarantees to the selling shareholder of the payment of the Global purchase price at closing. The shares issued to Peter R. Harvey and ARTRA are subject to approval by the issuer's shareholders. Additionally, in conjunction with the COMFORCE Global acquisition, ARTRA has agreed to assume substantially all pre-existing COMFORCE liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation.

         In the fourth quarter of 1995, ARTRA exchanged its interest in the entire issue of COMFORCE Series C cumulative preferred stock for 100,000 shares of COMFORCE common stock. The issuance of these COMFORCE common shares to ARTRA are subject to approval by the COMFORCE's shareholders. During 1995, ARTRA received $399,000 of advances from COMFORCE. In 1996, the COMFORCE advanced ARTRA an additional $54,000. ARTRA repaid the above advances and paid down $647,000 of the pre-existing COMFORCE liabilities it assumed in conjunction with the COMFORCE Global acquisition.

         John Harvey was the chief executive officer and the chairman of the board of COMFORCE until November 1995. Peter R. Harvey was a vice president and a director of COMFORCE through January 1, 1996. James D. Doering was the vice president and chief financial officer of COMFORCE through January 1996. Lawrence
D. Levin was the controller and assistant chief financial officer of COMFORCE through January 1996. Edwin Rymek was the secretary of COMFORCE through November 1995.

         2. In November 1989, ARTRA borrowed $500,000 from John Harvey, on a short-term basis, with an interest rate of 15% per annum. The loan was repaid in April 1990. In July 1990, ARTRA borrowed additional funds from John Harvey which were repaid in June 1992. During 1992 and 1994, ARTRA borrowed additional funds from John Harvey, payable on demand. As of November 2, 1994, $42,000 of such borrowed amounts (including accrued interest) remained outstanding.

         In January 1995, ARTRA borrowed an additional $100,000 from John Harvey on a short-term basis evidenced by a note due March 20, 1995 and bearing interest at 8% per annum. This loan, as well as other short-term borrowings from John Harvey, aggregating $175,000 at December 28, 1995, have been renewed as they matured during 1995. As additional compensation the loans provide for the issuance of warrants to purchase ARTRA common shares, as determined by the number of days the loans are outstanding. Through February 29, 1996, John Harvey has received warrants to purchase an aggregate of 58,007 shares of ARTRA common stock at prices ranging from $3.75 to $6.125 per share as additional compensation for his loans to ARTRA.

         3. During 1990 and 1991, ARTRA made advances to Peter R. Harvey, of which $820,000 (including $112,000 in accrued interest) remained outstanding at December 30, 1993. The outstanding principal balance of these advances bears interest at the prime rate plus 2%. ARTRA had previously borrowed funds from Mr. Harvey evidenced by a $2,000,000 ARTRA note payable to him. Upon Mr. Harvey's surrender of this note to ARTRA (which note had previously been pledged by him to secure obligations he owed to another company), ARTRA applied the $2,000,000 to amounts due from him.

         In addition to the advances made directly by ARTRA, certain advances were previously made to Mr. Harvey by Bagcraft prior to its acquisition by ARTRA in 1990. In December 1993, $1,894,000, representing the total amount of these advances (including accrued interest of

$120,000) was transferred from ARTRA's Bagcraft subsidiary to ARTRA as a dividend (a portion of which interest has been reserved on ARTRA's books).

       In May 1991, ARTRA's Fill-Mor subsidiary made advances to Peter R. Harvey. The advances, made out of a portion of the proceeds of a short-term bank loan bear interest at the prime rate plus 2%. The amount of these advances at March 30, 1995 was $1,540,000 (including $398,000 of accrued interest). In April, 1995, these advances from ARTRA's Fill-Mor subsidiary to Peter R. Harvey were transferred to ARTRA as a dividend.

       The aggregate amount of all advances to Mr. Harvey which remained outstanding as of March 28, 1996 was $5,112,000 (including $1,220,000 of accrued interest). Commencing January 1, 1993 to date, interest on these advances to Peter R. Harvey has been accrued and fully reserved.

       Peter R. Harvey has not received other than nominal compensation for his services as an officer or director of ARTRA or any of its subsidiaries since October of 1990. Additionally, Mr. Harvey has agreed not to accept any compensation for his services as an officer or director of ARTRA or any of its subsidiaries until his obligations to ARTRA, described above, are fully satisfied. Additionally, in recent years Mr. Harvey has guaranteed various obligations of ARTRA without compensation.

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

       At the September 19, 1991 meeting, ARTRA's Board of Directors discussed but did not act on a proposal to ratify the advances made by ARTRA to Peter R. Harvey. The 1992 advances made by ARTRA to Peter R. Harvey were ratified by ARTRA's Board of Directors. In the case of the loan made by Fill-Mor to Peter R. Harvey, the Board of Directors of Fill-Mor approved the borrowing of funds from Fill-Mor's bank loan agreement, a condition of which was the application of a portion of the proceeds thereof to the payment of certain of Peter R. Harvey's loan obligations to the bank. However, the resolutions did not acknowledge the use of such proceeds for this purpose and the formal loan documents with the bank did not set forth this condition (though in fact, the proceeds were so applied by the bank).

       As partial collateral for amounts due from Peter R. Harvey, the Company has received the pledge of 1,523 shares of ARTRA redeemable preferred stock (at face of $1,523,000) which are owned by Mr. Harvey. In addition, Mr. Harvey has pledged a 25% interest in Industrial Communication Company (a private company). Such interest is valued by Mr. Harvey at $800,000 to $1,000,000. During 1995, Peter R. Harvey entered into a pledge agreement with

ARTRA whereby Mr. Harvey pledged additional collateral consisting of 42,067 shares of ARTRA common stock and 707,281 shares of PureTech International, Inc., a publicly traded corporation.

       In February 1996, a bank agreed to discharge all amounts under its ARTRA notes ($12,063,000 plus accrued interest) and certain obligations of Mr. Harvey for consideration of $6,000,000, consisting of a cash payment of $5,150,000 and Mr. Harvey's $850,000 note payable to the bank. ARTRA recognized a gain on the discharge of its bank indebtedness in the first quarter of 1996 and recorded a receivable for Mr. Harvey's prorata share of the debt discharge funded by the Company. As collateral for this advance and other previous advances, Mr. Harvey provided ARTRA a $2,150,000 security interest in certain real estate.

       4. During 1986 and through August 10, 1988, ARTRA entered into a series of short-term borrowing agreements with private investors. Each agreement granted an investor a put option, principally due in one year, that required ARTRA to repurchase any or all of the shares sold at a 15% to 20% premium during a specified put period. Kenny Construction Company ("Kenny") entered into a put option agreement with ARTRA, which has been extended from time to time, most recently on November 11, 1992. At such time ARTRA and Kenny agreed to extend the put option whereby Kenny received the right to sell to ARTRA 23,004 shares of ARTRA common stock at a put price of $38.85 plus an amount equal to 15% per annum for each day from March 1, 1991 to the date of payment by ARTRA ($75.07 at March 28, 1996), which option expires December 31, 1997. Gerard M. Kenny, a director of ARTRA, is the President and Chief Executive Officer and a director of Kenny and beneficially owns 16.66% of Kenny's capital stock.

       5. On March 21, 1989, ARTRA borrowed $5,000,000 from its bank lender evidenced by a promissory note. This note has been amended and extended from time to time. The borrowings on this note are collateralized by, among other things, a $2,500,000 personal guaranty by Kenny (see paragraph 5 above for a discussion of Mr. Gerard M. Kenny's relationship with Kenny). Kenny received compensation in the form of 833 shares of ARTRA common stock for each month that its guaranty remained outstanding. Through November 2, 1994, Kenny had received 49,980 shares of ARTRA common stock as compensation for its guaranty.

       On March 31, 1994, ARTRA entered into a series of agreements with its bank lender and with Kenny. Under the terms of these agreements, Kenny purchased a $2,500,000 participation in the $5,000,000 note payable to ARTRA's bank lender. Kenny's participation is evidenced by a $2,500,000 ARTRA note (the "Kenny Note") bearing interest at the prime rate. As consideration for its purchase of this participation, the bank lender released Kenny from its $2,500,000 loan guaranty. As additional consideration, Kenny received an option to put back to ARTRA the 49,980 shares of ARTRA common stock received as compensation for its $2,500,000 ARTRA loan guaranty at a price of $15.00 per share. The put option is subject to increase at the rate of

$2.25 per share per annum ($19.50 at March 28, 1996). The put option is exercisable on the later of the date the Kenny Note is repaid or the date ARTRA's obligations to its bank lender are fully paid.

       6. On September 27, 1989, ARTRA received a proposal to purchase Bagcraft from Sage Group, Inc. ("Sage"), a privately-owned corporation. On August 24, 1990, Sage was merged with and into Ozite. Peter R. Harvey, ARTRA's President, and John Harvey, ARTRA's Chairman of the Board of Directors, were the principal shareholders of Sage and are the principal shareholders of Ozite. Effective March 3, 1990, a wholly-owned subsidiary of ARTRA indirectly acquired 100% of the issued and outstanding common shares of BCA Holdings, Inc., which in turn owns 100% of the stock of Bagcraft, for total consideration which was to be issued to Sage, upon approval of ARTRA's shareholders, consisting of 772,000 shares of ARTRA's common stock and 3,750 shares of its $1,000 par value junior non-convertible payment-in-kind preferred stock bearing a dividend rate of 6%. The issuance of the ARTRA common stock and preferred stock as consideration was approved by ARTRA's shareholders at the December 1990 annual meeting of shareholders. Upon the August 1990 merger of Sage into Ozite, Ozite became entitled to receive this consideration. Ozite subsequently transferred the ARTRA common and preferred stock to its PST subsidiary.

         Ozite subsequently reacquired the 3,750 shares of preferred stock in February 1992, 1,523 of which shares were subsequently assigned to Peter Harvey in consideration of his discharge of certain indebtedness of Ozite to him in April 1992. As described in paragraph 4 above, Mr. Harvey pledged these 1,523 shares to ARTRA. In connection with the settlement of debt with its creditors, Ozite issued 147 shares and 42,067 shares of the ARTRA preferred and common stock, respectively, to Peter Harvey and 35 shares of the ARTRA preferred and common stock, respectively, to John Harvey. The $4,750,000 price of the 772,000 shares of common stock and 3,750 shares of preferred stock was equal to the fair market value thereof as of January 31, 1991 as determined by an independent investment banking firm engaged by PST to make such determination.

       7. In 1987, the predecessor of PST acquired a $5,000,000 subordinated note bearing interest at a rate of 13.5% per annum and 50,000 shares of 13-1/2% cumulative redeemable preferred stock of Bagcraft with a liquidation preference of $5,000,000 with $10,000,000 of the net proceeds of its public offering in May 1987. Interest accrued on the note at a rate of 13.5% per annum. No cash payments of interest were made during the term of the note. However, during 1992, per agreement with PST, the interest payments for 1992 were remitted to ARTRA and the noteholder received preferred stock of Bagcraft's parent, BCA Holdings, Inc. ("BCA") having a liquidation value of $675,000. In December 1993, the principal outstanding under this note was repaid in full from proceeds of Bagcraft's new credit facility with an institutional lender and PST accepted additional BCA preferred stock having a liquidation value of $3,000,000 in satisfaction of all unpaid accrued interest thereon.

       The BCA preferred stock provides a $1,000 per share liquidation preference and annual cumulative cash dividends of $60.00 per share when and if declared by BCA. The Bagcraft redeemable preferred stock remains outstanding as of the date hereof. As of March 28, 1996, dividends in the amount of $523,000 had cumulated thereon.

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

       8. On March 9, 1990, Maynard K. Louis, a former member of the Board of Directors, made a loan to ARTRA in the principal amount of $500,000 bearing interest at the rate of 10% per annum. This loan was repaid in 1992 through the issuance to Mr. Louis of 68,198 shares of ARTRA's common stock. On April 2, 1992, Mr. Louis made a loan to ARTRA in the principal amount of $100,000 bearing interest at the rate of 9% per annum, which loan, due April 1, 1994, has been extended. On October 1, 1993, Mr. Louis made a short term loan in the principal amount of $75,000 bearing interest at the rate of 8% per annum to ARTRA's BCA Holdings Inc. and A G Holding Corp. subsidiaries due October 22, 1993, which loan had not been repaid as of November 2, 1994. As consideration for making or agreeing to extend these loans, Mr. Louis received the warrants to purchase ARTRA's common stock described in note 9 to the table under "Principal Shareholders."

       9. During 1993, The Research Center of Kabbalah ("RCK"), which holds approximately 8% of ARTRA's outstanding Common Stock (including the stock issuable upon the exercise of warrants) as of December 28, 1995, made certain short-term loans to the Company of which $2,000,000, with interest at 10%, was outstanding at December 31, 1993. As additional compensation, RCK received warrants to purchase an aggregate of 86,250 ARTRA common shares at prices ranging from $6.00 to $7.00 per share based upon the market of ARTRA's common stock at the date of issuance. The warrants expire five years from the date of issuance. In January 1994, Kabbalah made an additional $1,000,000 short-term loan to the Company, also with interest at 10%. The proceeds of this loan were used to pay down various ARTRA short-term loans and other debt obligations. In December, RCK received 126,222 shares of ARTRA common in payment of past due interest through October 31, 1995.

                                    SIGNATURE


       The undersigned Registrant hereby files this amendment to it Annual Report on Form 10-K for the fiscal year ended December 28, 1995 to include the information required by Part III thereto.

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.




                                          ARTRA GROUP INCORPORATED

                                  ------------------------------------
                                                Registrant







 Dated:   April 26, 1996                     JAMES D. DOERING
                                  -------------------------------------
                                             JAMES D. DOERING
                                         Vice President/Treasurer
                                          Chief Financial Officer