Form 10-Q
ARTRA GROUP INC
filed 1996-05-20
CIK 200243

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 28, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                          Commission file number 1-3916


                            ARTRA GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)



               Pennsylvania                               25-1095978
     --------------------------------                  -----------------
       State or other jurisdiction                      I.R.S. Employer
     of incorporation or organization                  Identification No.


   500 Central Avenue, Northfield, IL                        60093
 --------------------------------------                     --------
 Address of principal executive offices                     Zip Code

 Registrant's telephone number, including area code:   (847) 441-6650


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

                                    Yes X    No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at April 30, 1996
  -------------------------------            -------------------------------
  Common stock, without par value                       7,492,418

                            ARTRA GROUP INCORPORATED

                                      INDEX



                                                                         Page
                                                                        Number
                                                                        ------

PART I    FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets
               March 28, 1996 and December 28, 1995                        2

           Condensed Consolidated Statements of Operations
               Three Months Ended March 28, 1996
               and March 30, 1995                                          4

           Condensed Consolidated Statement of Changes
               in Shareholders' Equity (Deficit)
               Three Months Ended March 28, 1996                           5

           Condensed Consolidated Statements of Cash Flows
               Three Months Ended March 28, 1996
               and March 30, 1995                                          6

           Notes to Consolidated Financial Statements                      7


 Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations              22



PART II    OTHER INFORMATION

 Item 6.   Exhibits and Reports on Form 8-K                               30



SIGNATURES                                                                31

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited in thousands)


                                                      March 28,   December 28,
                                                        1996          1995
                                                     ----------   -----------
                                     ASSETS

Current assets:
 Cash and equivalents                                      $71        $2,347
 Restricted cash and equivalents                            -            552
 Receivables, less allowance for doubtful
    accounts of $203 in 1996 and $250 in 1995           10,502        10,897
 Inventories                                            17,174        16,634
 Available -for-sale securities                             -          1,427
 Other                                                     593           324
                                                     ----------   -----------
               Total current assets                     28,340        32,181
                                                     ----------   -----------


Property, plant and equipment                           44,680        44,273
Less accumulated depreciation and amortization          18,009        17,335
                                                     ----------   -----------
                                                        26,671        26,938
                                                     ----------   -----------

Other assets:
 Available -for-sale securities                         19,830        15,519
 Excess of cost over net assets acquired,
    net of accumulated amortization of
    $1,854 in 1996 and $1,778 in 1995                    3,182         3,258
 Other                                                     121            53
                                                     ----------   -----------
                                                        23,133        18,830
                                                     ----------   -----------
                                                       $78,144       $77,949
                                                     ==========   ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited in thousands)

                                                      March 28,   December 28,
                                                        1996          1995
                                                     ----------   -----------
                                   LIABILITIES

Current liabilities:
 Notes payable, including amounts due to
  related parties of $3,125 in 1996
  and $5,675 in 1995                                     $12,697       $25,300
 Current maturities of long-term debt                      3,246         3,512
 Accounts payable, including amounts due to a
  related party of $389 in 1996 and $399 in 1995          12,166        10,925
 Accrued expenses                                         10,244        14,106
 Income taxes                                                415           203
 Liabilities of discontinued operations                    3,145         4,500
                                                      -----------   -----------
             Total current liabilities                    41,913        58,546
                                                      -----------   -----------

Long-term debt                                            37,551        34,113
Other noncurrent liabilities                               1,065           650
Commitments and contingencies

Redeemable common stock, issued 283,965 shares             4,860         4,774
ARTRA redeemable preferred stock payable to a
 related party, $1,000 par value; Series A,
 6% cumulative payment-in-kind, including
 accumulated dividends,net of unamortized
 discount of $1,504 in 1996 and $1,575 in 1995;
 redeemable March 1, 2000 at $1,000 per share
 plus accrued dividends; authorized 2,000,000
 shares all series; issued 3,750 shares                    3,842         3,694
Bagcraft redeemable preferred stock payable to
 a related party, cumulative $.01 par value,
 13.5%; including accumulated dividends;
 redeemable in 1997 with a liquidation preference
 equal to $100 per share; issued 8,650 shares
 in 1996 and 50,000 shares in 1995                         1,920        10,794
BCA Holdings preferred stock:
 Series A, $1.00 par value, 6% cumulative,
  including accumulated dividends;
  liquidation preference of $1,000 per share;
  10,000 shares authorized; issued 3,675 shares            4,198         4,143
 Series B payable to a related party,
  $1.00 par value, 13.5% cumulative,
  including accumulated dividends;
  redeemable in 1997 with a liquidation
  preference of $1,000 per share;
  8,135 shares authorized and issued                       8,266            -

                         SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, no par value;
 authorized 7,500,000 shares;
 issued 7,216,035 shares in 1996 and
 7,102,979 shares in 1995                                  5,625         5,540
Additional paid-in capital                                38,546        38,526
Unrealized appreciation of investments                    23,365        21,047
Receivable from related party,
 including accrued interest                               (4,294)       (4,318)
Accumulated deficit                                      (88,606)      (98,755)
                                                      -----------   -----------
                                                         (25,364)      (37,960)
Less treasury stock (7,582 shares in 1996 and
 57,038 shares in 1995), at cost                             107           805
                                                      -----------   -----------
                                                         (25,471)      (38,765)
                                                      -----------   -----------
                                                         $78,144       $77,949
                                                      ===========   ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)





                                                           Three Months Ended
                                                        -----------------------
                                                        March 28,     March 30,
                                                           1996          1995*
                                                        ---------    ----------

Net sales                                                $28,402       $28,111
                                                        ---------    ----------

Costs and expenses:
   Cost of goods sold,
     exclusive of depreciation and amortization           23,141        23,779
   Selling, general and administrative                     3,800         4,479
   Depreciation and amortization                             976           991
                                                        ---------    ----------
                                                          27,917        29,249
                                                        ---------    ----------

Operating earnings (loss)                                    485        (1,138)
                                                        ---------    ----------

Other income (expense):
   Interest expense                                       (1,747)       (1,811)
   Realized gain on disposal of
    available-for-sale securities                          1,799            -
   Other income (expense), net                              (131)            8
                                                        ---------    ----------
                                                             (79)       (1,803)
                                                        ---------    ----------

Earnings (loss) from continuing operations
   before income taxes and minority interest                 406        (2,941)
Provision for income taxes                                    -             -
Minority interest                                            553          (224)
                                                        ---------    ----------
Earnings (loss) from continuing operations                   959        (3,165)
Earnings from discontinued operations                         -             75
                                                        ---------    ----------
Earnings (loss) before extraordinary credit                  959        (3,090)
Extraordinary credit, net discharge of indebtedness        9,424         9,113
                                                        ---------    ----------
Net earnings                                              10,383         6,023
Dividends applicable to redeemable preferred stock          (148)         (135)
Reduction of retained earnings applicable to
   redeemable common stock                                   (86)          (78)
                                                        ---------    ----------
Earnings applicable to common shares                     $10,149        $5,810
                                                        =========    ==========

Earnings (loss) per share:
   Continuing operations                                   $0.09        ($0.50)
   Discontinued operations                                    -           0.01
                                                        ---------    ----------
   Earnings (loss) before extraordinary credit              0.09         (0.49)
   Extraordinary credit                                     1.23          1.35
                                                        ---------    ----------
   Net earnings                                            $1.32         $0.86
                                                        =========    ==========

Weighted average number of shares of common stock
   and common stock equivalents outstanding                7,673         6,705
                                                        =========    ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

______________________________________________
*  As reclassified for discontinued operations.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                        (In thousands, except share data)



                                                                 Unrealized  Receivable                                    Total
                                    Common Stock     Additional Appreciation    From                  Treasury Stock   Shareholders'
                                -------------------    Paid-in       of        Related   Accumulated  --------------      Equity
                                  Shares    Dollars    Capital   Investments    Party     (Deficit)   Shares  Dollars    (Deficit)
                                ----------  -------   --------  -----------  ---------- ------------ -------- -------   -----------

Balance at December 28, 1995     7,102,979   $5,540    $38,526      $21,047    ($4,318)    ($98,755)  57,038   ($805)     ($38,765)
 Net earnings                            -        -          -            -          -       10,383        -       -        10,383
 Common stock issued
  to pay liabilities                47,512       36        244            -          -            -        -       -           280
 Common stock as additional
  consideration for
  short-term borrowings             50,544       38       (295)           -          -            -  (49,456)    698           441
 Net decrease in receivable
  from related party,
  including accrued interest             -        -          -            -         24            -        -       -            24
 Increase in unrealized
  appreciation of investments            -        -          -        2,318          -            -        -       -         2,318
 Exercise of stock options          15,000       11         71            -          -            -        -       -            82
 Redeemable common
  stock accretion                        -        -          -            -          -         (148)       -       -          (148)
 Redeemable preferred
  stock dividends                        -        -          -            -          -          (86)       -       -           (86)
                                ----------  -------   --------    ---------  ---------  -----------  -------  ------    ----------
Balance at March 28, 1996        7,216,035   $5,625    $38,546      $23,365    ($4,294)    ($88,606)   7,582   ($107)     ($25,471)
                                ==========  =======   ========    =========  =========  ===========  =======  ======    ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited in thousands)



                                                          Three Months Ended
                                                        -----------------------
                                                        March 28,     March 30,
                                                           1996          1995
                                                        ---------     ---------

Net cash flows from (used by)
 operating activities,                                     ($648)         $455
                                                        ---------     ---------

Cash flows from investing activities:
 Additions to property, plant and equipment                 (719)         (647)
 Retail fixtures                                              -           (338)
 Proceeds from sale of COMFORCE common stock                 633            -
 Payment of liabilites with restricted cash                   -            550
 Decrease in unexpended plant construction funds             552           263
 Other                                                        37            -
                                                        ---------     ---------
Net cash flows from (used by) investing activities           503          (172)
                                                        ---------     ---------

Cash flows from financing activities:
 Net increase (decrease) in short-term debt               (5,571)        1,460
 Proceeds from long-term borrowings                       35,914        31,746
 Reduction of long-term debt                             (32,557)      (35,406)
 Other                                                        83           176
                                                        ---------     ---------
Net cash flows used by financing activities               (2,131)       (2,024)
                                                        ---------     ---------

Decrease in cash and cash equivalents                     (2,276)       (1,741)
Cash and equivalents, beginning of period                  2,347         2,070
                                                        ---------     ---------
Cash and equivalents, end of period                          $71          $329
                                                        =========     =========

Supplemental cash flow information:
 Cash paid during the period for:
  Interest                                                $2,396        $1,487
  Income taxes paid, net                                       8             5


Supplemental schedule of noncash
 investing and financing activities:
Supplemental schedule of noncash
 investing and financing activities:
  BCA Holdings redeemable preferred stock
   issued in exchange for Bagcraft
   redeemable preferred stock                              8,135            -
  Issue common stock and redeemable
   common stock to pay down current liabilities              280           174


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.       BASIS OF PRESENTATION AND FINANCIAL RESTRUCTURING

ARTRA GROUP Incorporated's ("ARTRA" or the "Company") condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position as of March 28, 1996, and the results of operations and changes in cash flows for the three month periods ended March 28, 1996 and March 30, 1995. The Company has suffered recurring losses from operations and has a net capital deficiency. As a result of these factors, the Company has experienced difficulty in obtaining adequate financing to replace certain current credit arrangements, certain of which are in default, to fund its debt service and liquidity requirements in 1996. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 7 Notes Payable, and Note 8 Long Term Debt, for further discussion of the status of credit arrangements and restrictions on the ability of operating subsidiaries to fund ARTRA corporate obligations. Due to its limited ability to receive operating funds from its operating subsidiaries, ARTRA has historically met its operating expenditures with funds generated by alternative sources, such as private placements of ARTRA common stock and notes, sales of ARTRA common stock with put options, loans from officers/directors and private investors, as well as through sales of assets and/or other equity infusions. ARTRA plans to continue to seek such alternative sources of funds to meet its future operating expenditures.

ARTRA, through its wholly-owned subsidiary, Bagcraft Corporation of America ("Bagcraft"), currently operates in one industry segment as a manufacturer of packaging products principally serving the food industry. Prior to September 28, 1995, ARTRA's then 62.9% owned subsidiary, The COMFORCE Corporation ("COMFORCE", formerly The Lori Corporation "Lori"), operated as a designer and distributor of popular-priced fashion costume jewelry and accessories. In September 1995 COMFORCE adopted a plan to discontinue its jewelry business.

On October 17, 1995, COMFORCE acquired all of the capital stock of COMFORCE Global Inc. ("Global"), formerly Spectrum Global Services, Inc. d/b/a YIELD Global. Global provides telecommunications and computer technical staffing services worldwide to Fortune 500 companies and maintains an extensive, global database of technical specialists with an emphasis on wireless communications capability.

Effective July 4, 1995, COMFORCE and ARTRA entered into employment or consulting services agreements with certain individuals to manage Lori's entry into and development of the telecommunications and computer technical staffing services business. As additional compensation, the agreements provided for the issuance in aggregate of a 35% common stock interest in COMFORCE. After the issuance of the COMFORCE common shares, plus the effects of the issuance of COMFORCE common shares sold by private placements and other COMFORCE common shares issued in conjunction with the Global acquisition, ARTRA's common stock ownership interest in COMFORCE common stock was reduced to approximately 25% at December 28, 1995. Accordingly, in October 1995, the accounts of COMFORCE and its majority-owned subsidiaries were deconsolidated from ARTRA's consolidated financial statements and ARTRA's investment in COMFORCE was accounted for under the equity method through the end of fiscal 1995. At March 28, 1996 ARTRA's common stock ownership interest in COMFORCE common stock was reduced to approximately 21%. See Note 5 for a further discussion of ARTRA's investment in COMFORCE.

Effective October 26, 1995, Bagcraft completed the sale of the business assets, subject to the buyer's assumption of certain liabilities, of its wholly-owned subsidiary, Arcar Graphics, Inc. ("Arcar"), for cash of approximately
$20,300,000. The net proceeds, after extinguishment of certain Arcar debt obligations, of approximately $10,400,000, were used to reduce Bagcraft debt obligations.

In February 1996, a bank agreed to discharge all amounts under its ARTRA notes ($12,063,000 plus accrued interest) and certain obligations of ARTRA's president, Peter R. Harvey for ARTRA's cash payment of $5,050,000, Mr. Harvey's cash payment of $100,000 and Mr. Harvey's $850,000 note payable to the bank. ARTRA recognized a gain on the discharge of

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



this indebtedness of $9,424,000 in the first quarter of 1996. The cash payment due the bank was funded principally with proceeds received from a short-term loan agreement along with proceeds received from the Bagcraft subsidiary in conjunction with the issuance of BCA Holdings, Inc. ("BCA" the parent of Bagcraft) preferred stock. See Notes 6, 7 and 10 for further discussions of these transactions.

ARTRA intends to continue to negotiate with its creditors to extend due dates to allow ARTRA to maximize value from possible sale of assets and to explore various other sources of funding to meet its future operating expenditures. If ARTRA is unable to negotiate extensions with its creditors and complete certain transactions, ARTRA could suffer severe adverse consequences, and as a result, ARTRA may be forced to liquidate its assets or file for protection under the Bankruptcy Code.

These condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the Company's annual report on Form 10-K. Accordingly, the Company's annual report on Form 10-K for the fiscal year ended December 28, 1995, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying consolidated financial statements. The condensed consolidated balance sheet as of December 28, 1995 was derived from the audited consolidated financial statements in the Company's annual report on Form 10-K.

Reported interim results of operations are based in part on estimates which may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the year.

The Company has adopted a 52/53 week fiscal year ending the last Thursday of December.


2.       CHANGE OF BUSINESS

         Arcar Graphics, Inc.

Effective April 8, 1994, Bagcraft purchased the business assets, subject to buyer's assumption of certain liabilities, of Arcar, a manufacturer and distributor of waterbase inks. Effective October 26, 1995, Bagcraft sold the business assets, subject to the buyer's assumption of certain liabilities, of Arcar for cash of approximately $20,300,000, resulting in a net gain of $8,483,000. The net proceeds, after extinguishment of certain Arcar debt obligations, of approximately $10,400,000, were used to reduce Bagcraft debt obligations.


         COMFORCE

In September, 1995, COMFORCE adopted a plan to discontinue its jewelry business and recorded a provision of $1,000,000 for the estimated costs to complete the disposal of the fashion costume jewelry business.

Effective October 17, 1995, COMFORCE acquired all of the capital stock of COMFORCE Global, Inc. ("Global"), formerly Spectrum Global Services, Inc. d/b/a YIELD Global, for consideration of approximately $6.4 million, net of cash acquired. This consideration consisted of cash to the seller of approximately $5.1 million, fees of approximately $700,000, including a fee of $500,000 to a related party, and 500,000 shares of COMFORCE common stock issued as consideration for various fees and guarantees associated with the transaction. The 500,000 shares issued by COMFORCE consisted of (i) 100,000 shares issued to an unrelated party for guaranteeing the purchase price to the seller, (ii) 100,000 shares issued to ARTRA in consideration of its guaranteeing the purchase price to the seller and agreeing to enter into a liability assumption agreement as discussed below, (iii) 150,000 issued to two unrelated parties for advisory services in connection with the acquisition, and (iv) 150,000 shares issued to Peter R. Harvey, then a vice president and director of COMFORCE, for guaranteeing the payment of the purchase price to the seller and other

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



guarantees to facilitate the transaction. The shares issued to Peter R. Harvey and ARTRA are subject to ratification by COMFORCE's stockholders. These transactions have been approved by COMFORCE's current management personnel and ARTRA, which together own a majority of the outstanding common shares of COMFORCE and, therefore, such ratification is expected.

Global provides telecommunications and computer technical staffing services worldwide to Fortune 500 companies and maintains an extensive, global database of technical specialists with an emphasis on wireless communications capability.

Additionally, in conjunction with the Global acquisition, ARTRA agreed to assume substantially all pre-existing Lori liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation. Accordingly, at March 28, 1996 and December 28, 1995, respectively, $3,145,000 and $4,500,000 of such pre-existing Lori liabilities were classified in ARTRA's condensed consolidated balance at as current liabilities of discontinued operations.

Effective July 4, 1995, COMFORCE and ARTRA entered into employment or consulting services agreements with certain individuals to manage Lori's entry into and development of the telecommunications and computer technical staffing services business. As additional compensation, the agreements provided for the issuance in aggregate of a 35% common stock interest in COMFORCE. After the issuance of the COMFORCE common shares, plus the effects of other transactions, ARTRA's common stock ownership interest in COMFORCE common stock was reduced to approximately 21% and 25% at March 28, 1996 and December 28, 1995, respectively. Accordingly, in October 1995, the accounts of COMFORCE and its majority-owned subsidiaries were deconsolidated from ARTRA's consolidated financial statements. See Note 5 for a further discussion of the accounting treatment of ARTRA's investment in COMFORCE.

The Company's consolidated financial statements have been reclassified to report separately the results of operations of Arcar and COMFORCE's discontinued jewelry business prior to the deconsolidation of COMFORCE and its majority-owned subsidiaries effective October 1995. The operating results (in thousands) of Bagcraft's discontinued Arcar subsidiary and COMFORCE's discontinued jewelry business for the three months ended March 30, 1995 consist of:

       Net sales                                       $   6,964
                                                       =========

       Loss from discontinued operations
          before income taxes                          $      85
       Provision for income taxes
                                                             (10)
                                                       ---------
       Earnings from  discontinued operations          $      75
                                                       =========


3.       CONCENTRATION OF RISK

The accounts receivable of the Company's Bagcraft subsidiary at March 28, 1996 consist primarily of amounts due from companies in the food industry. As a result, the collectibility of these receivables is dependent, to an extent, upon the economic condition and financial stability of the food industry. Credit risk is minimized as a result of the large number and diverse nature of Bagcraft's customer base. Bagcraft's major customers include some of the largest companies in the food industry. At March 28, 1996, Bagcraft had 10 customers with accounts receivable balances that aggregated approximately 40% of the Company's total trade accounts receivable. In fiscal year 1995 no single customer accounted for 10% or more of Bagcraft's sales.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



4.       INVENTORIES

Inventories (in  thousands) consist of:


                                              March 28,   December 28,
                                                1996          1995
                                              -------       -------

      Raw materials and supplies              $ 4,649      $  5,645
      Work in process                             230            40
      Finished goods                           12,295        10,949
                                              -------       -------
                                              $17,174       $16,634
                                              =======       =======



5.            INVESTMENT IN COMFORCE CORPORATION

In prior years and until October 1995, COMFORCE was a majority-owned subsidiary of ARTRA and, accordingly, the accounts of COMFORCE and its majority-owned subsidiaries were included in the consolidated financial statements of ARTRA.. As discussed in Note 2, primarily due to the issuances of COMFORCE common shares in conjunction with the acquisition of Global, ARTRA's common stock ownership in COMFORCE was reduced to approximately 25% at December 28, 1995. Accordingly, in October 1995, the accounts of COMFORCE and its majority-owned subsidiaries were deconsolidated from ARTRA's consolidated financial statements and ARTRA's investment in COMFORCE was accounted for under the requirements of APB Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock" through the end of fiscal 1995.

Effective December 28, 1995, John Harvey and Peter R. Harvey, ARTRA's chairman and president, respectively, resigned as directors of COMFORCE and Peter R. Harvey resigned as a vice president of COMFORCE. Due to such factors as a lack of board of directors representation and participation in policy formulation by ARTRA, as well as a lack of interchange of managerial personnel, ARTRA is not able to exercise significant influence over the operating and financial policies of COMFORCE. Additionally, assuming contemplated additional issuances of COMFORCE common shares, on a fully diluted basis ARTRA's ownership interest in COMFORCE will be reduced to less than 20%. In the opinion of the Company, effective December 28, 1995, ARTRA's investment in COMFORCE ceased to conform to the requirements of APB Opinion No. 18. Accordingly, ARTRA adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Under this statement, at December 28, 1995, ARTRA's investment in COMFORCE was reclassified as available for sale and was stated at fair value. The adoption of SFAS No. 115 resulted in an increase to shareholders' equity in the fourth quarter of 1995 of $21,047,000.

In February 1996, ARTRA sold 200,000 of its COMFORCE common shares to certain officers, directors and key employees of ARTRA for notes totaling $400,000. As additional consideration for a February 1996 short-term loan (see Notes 6 and 8) a lender received 25,000 COMFORCE common shares held by ARTRA. In March 1996, ARTRA sold 93,000 COMFORCE shares in the market, with the proceeds of approximately $630,000 used for working capital. The above mentioned 318,000 COMFORCE common shares were classified in the Company's consolidated balance sheet at December 28, 1995 in current assets as "Available-for-sale securities." The disposition of these 318,000 COMFORCE shares during the quarter ended March 28, 1996 resulted in realized gains of $1,799,000, with cost determined by average cost.

At March 28, 1996 and December 28, 1995 ARTRA's remaining investment in COMFORCE (1,983,036 shares, currently a 21% common stock ownership interest) was classified in the Company's condensed consolidated balance sheet in noncurrent assets as "Available-for-sale securities." At March 28, 1996 the gross unrealized gain relating to ARTRA's investment in COMFORCE, reflected as a separate component of shareholders' equity, was $23,365,000.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



6.       EXTRAORDINARY GAINS

         ARTRA Debt Restructuring

In February 1996, a bank agreed to discharge all amounts under its ARTRA notes ($12,063,000 plus accrued interest) and certain obligations of ARTRA's president, Peter R. Harvey for ARTRA's cash payment of $5,050,000, Mr. Harvey's cash payment of $100,000 and Mr. Harvey's $850,000 note payable to the bank. ARTRA recognized a gain on the discharge of this indebtedness of $9,424,000 ($1.23 per share) in the first quarter of 1996. The cash payment due the bank was funded principally with proceeds received from the Bagcraft subsidiary in conjunction with the issuance of BCA Holdings, Inc. (the parent of Bagcraft) preferred stock along with proceeds received from a short-term loan agreement with an unaffiliated company that was subsequently repaid. See Notes 7 and 10 for further discussions of these transactions. As additional compensation for its loan and for participating in the above discharge of indebtedness the unaffiliated company received 150,000 shares of ARTRA common stock (with a then fair market value of $661,000 after a discount for restricted marketability) and 25,000 shares of COMFORCE common stock held by ARTRA (with a then fair market value of $200,000).

The extraordinary gain resulting from the discharge of bank debt is calculated (in thousands) as follows:

     Amounts due the bank:
       ARTRA notes                                               $  12,063
       Accrued interest                                              2,656
                                                                  --------
                                                                    14,719
     Cash payment to  the bank                       $   5,050
     Less amount applicable to
       Peter R. Harvey indebtedness                     (1,089)
                                                      --------
                                                                    (3,961)
                                                                  --------
     Bank debt discharged                                           10,758
     Less fair market value of ARTRA
       common stock issued as consideration
       for a loan used in par to fund
       the discharge of bank debt                                     (661)
     Less fair market value of COMFORCE
       common stock issued as  consideration
       for a loan used in par to fund
       the discharge of bank debt                                     (200)
     Other fees and expenses                                          (473)
                                                                  --------
              Net extraordinary gain                             $   9,424
                                                                  ========


The amount of the $5,050,000 cash payment to the bank applicable to Peter R. Harvey ($1,089,000) was charged to amounts due from Peter R. Harvey. As collateral for this advance and other previous advances (see Note 14), Mr. Harvey provided ARTRA a $2,150,000 security interest in certain real estate.


         COMFORCE Debt Restructuring

Per terms of a debt settlement agreement, borrowings due a bank under the loan agreements of COMFORCE and its discontinued jewelry business and Fill-Mor (approximately $25,000,000 as of December 23, 1994), plus amounts due the bank for accrued interest and fees were reduced to $10,500,000 (of which $7,855,000 pertained to COMFORCE's obligation to the bank and $2,645,000 pertained to Fill-Mor's obligation to the bank). As a result of the reduction of amounts due the bank, in December 1994, the Company recognized an extraordinary gain of $8,965,000 ($1.57 per share) in December 1994.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



On March 31, 1995, the bank was paid $750,000 and the remaining indebtedness of COMFORCE and Fill-Mor was discharged, resulting in an additional extraordinary gain to the Company of $9,113,000 ($1.35 per share) in the first quarter of 1995.


7.       NOTES PAYABLE

Notes payable (in thousands) consist of:

                                                    March 28,    December 28,
                                                       1996          1995
                                                     -------       -------
      ARTRA bank notes payable,
        at various interest rates                   $     -       $ 12,063
      Amounts due to related parties,
        interest from 8% to 12%                        3,125         5,675
      ARTRA 12% convertible
       subordinated promissory notes
                                                       1,975         2,500
      Other, interest from 8% to 20%                   7,597         5,062
                                                     -------       -------
                                                    $ 12,697      $ 25,300
                                                     =======       =======

         Bank Notes Payable

At December 28, 1995, $12,063,000 of ARTRA notes, plus accrued interest, were payable to a bank. The notes provided for interest at the prime rate. These bank notes were collateralized by, among other things, 100% of the common stock of ARTRA's BCA subsidiary, the parent of Bagcraft, a secondary position on the assets of BCA and any and all net proceeds arising from its lawsuit against Salomon Brothers, Inc., Salomon Brothers Holding Company Inc. (collectively, "Salomon") D.P. Kelly & Associates, L.P. ("Kelly") and all of the directors of Emerald for breaches of fiduciary duty by the directors of Emerald, induced by Salomon and Kelly, in connection with the reorganization of Envirodyne Industries, Inc. ("Envirodyne") as discussed in Note 13. Additionally, the bank notes were collateralized by a $5,500,000 personal guaranty of a private investor. As additional compensation, the private investor received 1,833 shares of ARTRA common stock for each month the guaranty was outstanding. Among other things, the bank notes prohibited the payment of cash dividends by ARTRA.

In February 1996, a bank agreed to discharge all amounts under its ARTRA notes ($12,063,000 plus accrued interest) and certain obligations of ARTRA's president, Peter R. Harvey for ARTRA's cash payment of $5,050,000, Mr. Harvey's cash payment of $100,000 and Mr. Harvey's $850,000 note payable to the bank. ARTRA recognized a gain on the discharge of this indebtedness of $9,424,000 ($1.23 per share) in the first quarter of 1996 and recorded a receivable for Mr. Harvey's prorata share ($1,089,000) of the debt discharge funded by the Company. The cash payment due the bank was funded principally with proceeds received from the Bagcraft subsidiary in conjunction with the issuance of BCA Holdings, Inc. (the parent of Bagcraft) preferred stock (see Note 10) along with proceeds received from a short-term loan agreement with an unaffiliated company. As collateral for his advance and other previous advances (see Note 14), Mr. Harvey provided ARTRA a $2,150,000 security interest in certain real estate.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



         Amounts Due To Related Parties

At March 28, 1996 and December 28, 1995, the Company had outstanding borrowings from its Chairman, John Harvey, of $125,000 and $175,000, respectively. Since January, 1995, John Harvey's borrowings have been evidenced by unsecured short-term notes bearing interest at 12%. As additional compensation the loans provide for the issuance of warrants to purchase ARTRA common shares, the number of which is determined by the number of days the loans are outstanding. The warrants expire five years from the date of issuance. Through April 30, 1996, John Harvey has received warrants to purchase an aggregate of 66,045 shares of ARTRA common stock at prices ranging from $3.75 to $6.125 per share as additional compensation for his loans to ARTRA.

On March 31, 1994, ARTRA entered into a series of agreements with its bank lender and with a private corporation that had guaranteed $2,500,000 of the ARTRA bank notes discharged in February 1996 as noted above. A major shareholder and executive officer of the private corporation is an ARTRA director. Per terms of the agreements, the private corporation purchased $2,500,000 of ARTRA notes from ARTRA's bank and the bank released the private corporation from its $2,500,000 loan guaranty. As consideration for purchasing $2,500,000 of ARTRA bank notes, the private corporation received a $2,500,000 note payable from ARTRA bearing interest at the prime rate.

As additional consideration, the private corporation has received an option to put back to ARTRA the 49,980 shares of ARTRA common stock received as compensation for its former $2,500,000 ARTRA loan guaranty at a price of $15.00 per share. The put option is exercisable on the later of the day that the $2,500,000 note payable to the private corporation becomes due or the date the ARTRA bank notes have been paid in full. The option price increases by $2.25 per share annually ($19.50 per share at March 28, 1996). The $2,500,000 note payable to the private corporation is reflected in the above table as amounts due to related parties. During the first quarter of 1996, the $2,500,000 note and related accrued interest was paid in full principally with proceeds from additional short-term borrowings.

At March 28, 1996 and December 28, 1995, ARTRA had outstanding borrowings of $3,000,000 from an unaffiliated company currently holding approximately 7% of ARTRA's outstanding common stock.. The loans are evidenced by unsecured short-term notes bearing interest at 10%. As additional compensation for the above loans, the lender received five year warrants expiring in 1998 to purchase an aggregate of 86,250 ARTRA common shares at prices ranging from $6.00 to $7.00 per share. In December 1995 the unaffiliated company received 126,222 shares of ARTRA common in payment of past due interest through October 31, 1995.


         Convertible Subordinated Promissory Notes

In December 1995, ARTRA completed a private placement of $2,500,000 of 12% convertible subordinated promissory notes due March 21, 1996. As additional consideration the noteholders received 15,000 ARTRA common shares per each $100,000 of notes issued, or an aggregate of 375,000 ARTRA common shares. The ARTRA common shares were valued at $1,266,000 ($3.375 per share) based upon the closing market value of ARTRA common stock on the date of issue, discounted for restricted marketability. In the event the notes and all accrued interest is not paid in full at maturity, the noteholders have the option to convert all or a portion of the amount due into shares of ARTRA common at a conversion price of $3.00 per share. The proceeds from the private placement, held in escrow at December 28, 1995, were used to pay down other debt obligations in January, 1996. At March 28, 1996, the outstanding principal amount due on these notes was reduced to $1,975,000. In April 1996 the remaining outstanding notes were repaid, principally with proceeds from a new private placement of ARTRA notes.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



         Other

In conjunction with the discharge of bank debt discussed above, the Company entered into a $1,900,000 short-term loan agreement with an unaffiliated company. The loan, due May 26, 1996, with interest at 12% is collateralized by, among other things, the common stock of ARTRA's BCA subsidiary. As additional compensation for its loan and for participating in the above discharge of indebtedness the unaffiliated company received 150,000 shares of ARTRA common stock (with a then fair market value of $661,000 after a discount for restricted marketability) and 25,000 shares of COMFORCE common stock held by ARTRA (with a then fair market value of $200,000). Additionally, for a cash payment of $500,000 to ARTRA, the lender purchased an option to acquire up to 40% of the common stock of Bagcraft for nominal consideration. The borrowings under this short-term loan agreement were repaid in April, 1996 and, per terms of the loan agreement, ARTRA repurchased the option for a cash payment of $550,000.

At March 28, 1996 and December 28, 1995, other notes payable includes short-term borrowings of $5,197,000 and $5,062,000, respectively, payable under various short-term loan agreements with unaffiliated companies and private investors. These loans bear interest at varying rates from 8% to 20%.


8.       LONG-TERM DEBT

Long-term debt (in thousands) consists of:
                                                         March 28,  December 28,
                                                            1996        1995
                                                          -------     -------
   Bagcraft Credit Agreement,
       Term loan A,
         interest at the prime rate plus 1.75%           $ 12,000   $  12,000
       Term loan B,
         interest at the prime rate plus 3%                 4,000       4,600
       Revolving credit loan,
         interest at the prime rate plus 1.5%              13,341       9,231
       Unamortized discount                                  (185)         -
   Bagcraft
       City of Baxter Springs, Kansas
         loan agreements,
         interest at varying rates                         11,641      11,794
                                                          -------     -------
                                                           40,797      37,625
   Current scheduled maturities                            (3,246)     (3,512)
                                                          -------     -------
                                                         $ 37,551    $ 34,113
                                                          =======     =======


         Bagcraft

Bagcraft's Credit Agreement that provides for a revolving credit loan and two separate term loans. The term loans are separate facilities initially totaling $12,000,000 (Term Loan A) and $8,000,000 (Term Loan B), bearing interest at the lender's index rate plus 1.75% and 3%, respectively. At March 28, 1996, interest rates on Term Loan A and Term Loan B were 10 % and 11.25% respectively.

The amount available to Bagcraft under the revolving credit loan is subject to a borrowing base, as defined in the agreement, up to a maximum of $18,000,000. At March 28, 1996 and December 28, 1995, approximately $277,000 and $6,600,000,

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



respectively, was available and unused by Bagcraft under the revolving credit loan. Borrowings under the revolving credit loan bear interest at the lender's index rate plus 1.5% and are payable upon maturity of the Credit Agreement, unless accelerated under terms of the Credit Agreement. At March 28, 1996 the interest rate on the revolving credit loan was 9.75%.

Effective February 1, 1996, the Credit Agreement was amended whereby, among other things, the maturity date of the Credit Agreement was extended until September 30, 1997, certain loan covenants were amended. The principal payments under Term Loan B were modified to include twenty-three monthly installments of $200,000 from November 15, 1995 to September 30, 1997, with the remaining balance payable at maturity (September 30, 1997). Additionally, in conjunction with a preferred stock exchange agreement between BCA (the parent of Bagcraft), Bagcraft and the holder of Bagcraft's 13.5% cumulative redeemable preferred stock, the lender consented to an advance to Bagcraft of $4,135,000 under the revolving credit loan to be transferred to ARTRA as a dividend (see Note 10).

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

Borrowings under the Credit Agreement are collateralized by substantially all of the assets of Bagcraft. The Credit Agreement, as amended, contains various restrictive covenants, that among other restrictions, require Bagcraft to maintain minimum levels of tangible net worth and liquidity levels, and limits capital expenditures and restricts additional loans, dividend payments and payments to related parties. In addition, the Credit Agreement prohibits changes in ownership of Bagcraft. At March 28, 1996 Bagcraft was in compliance with the provisions of its Credit Agreement.

In March, 1994 Bagcraft and the City of Baxter Springs, Kansas completed a $12,500,000 financing package associated with the construction of a new 265,000 sq. ft. production facility in Baxter Springs, Kansas. The financing package, funded by a combination of Federal, state and local funds, consists of the following loan agreements payable by Bagcraft directly to the City of Baxter
Springs:

         A $7,000,000 promissory note payable in ten installments of $700,000 due annually on July 21 of each year beginning in 1995 through maturity on July 21, 2004. Interest, at varying rates from 4.6% to 6.6%, is payable semi-annually. At March 28, 1996 and December 28, 1995, Bagcraft had outstanding borrowings of $6,300,000 under this loan agreement.

         A $5,000,000 subordinated promissory note payable as follows: $150,000 due in 1996; $2,425,000 due in 1998; and $2,425,000 due in 1999. The
         subordinated promissory note is non-interest bearing, subject to certain repayment provisions as defined in the agreement (as amended). At March 28, 1996 and December 28, 1995, Bagcraft had outstanding borrowings of $4,850,000 and $5,000,000, respectively, under this loan agreement.

         Two separate $250,000 subordinated promissory notes payable in varying installments through January 20, 2025. The subordinated promissory notes are non-interest bearing, subject to certain repayment provisions as defined in the agreement. At March 28, 1996 and December 28, 1995, Bagcraft had outstanding borrowings of $491,000 and $494,000, respectively, under this loan agreement.

Borrowings under the above loan agreements are collateralized by a first lien on the land and building at the Baxter Springs, Kansas production facility and by a second lien on certain machinery and equipment. Under certain circumstances,

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



repayment of the borrowings under the above loan agreements is subordinated to the repayment of obligations under Bagcraft's Credit Agreement. At December 28, 1995 $552,000 of borrowings from the above loan agreements was reflected in the condensed consolidated balance sheet in current assets as restricted cash and equivalents. These funds, invested in interest bearing cash equivalents and restricted for expenditures associated with the Baxter Springs, Kansas project were expended during the first quarter of 1996.


9.       REDEEMABLE COMMON STOCK

ARTRA has entered into various agreements under which it has sold its common shares along with options that require ARTRA to repurchase these shares at the option of the holder, principally one year after the date of each agreement. The difference between the option price and the net proceeds received is amortized over the life of the options by a charge to retained earnings. At March 28, 1996 and December 28, 1995 options are outstanding that, if exercised, would require ARTRA to repurchase 283,965 shares of its common stock for an aggregate amount of $4,860,000 and $4,774,000, respectively.


10.      REDEEMABLE PREFERRED STOCK

On September 27, 1989, ARTRA received a proposal to purchase BCA, the parent of Bagcraft, from Sage Group, Inc. ("Sage"), a privately-owned corporation that owned 100% of the outstanding common stock of BCA. Sage was merged with and into Ozite Corporation ("Ozite") on August 24, 1990. Peter R. Harvey, ARTRA's President, and John Harvey, ARTRA's Chairman of the Board of Directors, were the principal shareholders of Sage and are the principal shareholders of Ozite. Effective March 3, 1990, a wholly-owned subsidiary of ARTRA acquired 100% of BCA's issued and outstanding common shares for consideration of $5,451,000, which included 772,000 shares of ARTRA common stock and 3,750 shares of $1,000 par value junior non-convertible payment-in-kind redeemable Series A Preferred Stock with an estimated fair value of $1,012,000, net of unamortized discount of $2,738,000. The Series A Preferred Stock accrues dividends at the rate of 6% per annum and is redeemable by ARTRA on March 1, 2000 at a price of $1,000 per share plus accrued dividends. Accumulated dividends of $1,596,000 and $1,519,000 were accrued at March 28, 1996 and December 28, 1995, respectively.

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

In 1987, Bagcraft issued to a subsidiary of Ozite $5,000,000 of preferred stock (50,000 shares of 13.5% cumulative, redeemable preferred stock with a liquidation preference equal to $100 per share) redeemable by Bagcraft in 1997 at a price of $100 per share plus accrued dividends. Dividends, which accrue and are payable semiannually on June 1 and December 1 of each year, are reflected in the Company's condensed consolidated statement of operations as minority interest. The holder has agreed to forego dividend payments as long as such payments are prohibited by Bagcraft's lenders. Accumulated dividends of $5,794000 were accrued at December 28, 1995. After giving effect to the preferred stock exchange discussed below, 8,650 shares of Bagcraft redeemable preferred stock with accumulated dividends of $1,055,000 were outstanding at March 28, 1996.

Effective February 15, 1996, BCA, Bagcraft and Ozite entered into an agreement to exchange certain preferred stock between the Companies. Per terms of the exchange agreement BCA issued 8,135 shares of BCA Series B preferred stock

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



(13.5% cumulative, redeemable preferred stock with a liquidation preference equal to $1,000 per share, or a total carrying value of $8,135,000) to Ozite in exchange for 41,350 shares of Bagcraft redeemable preferred stock (with a liquidation preference equal to $100 per share plus accumulated dividends of $4,838,000, or a total carrying value of $8,973,000). The preferred stock exchange resulted in a gain of $838,000 which was reflected in the Company's condensed consolidated statement of operations as minority interest.

The BCA Series B preferred stock is redeemable on June 1, 1996. Accumulated dividends of $131,000 were accrued at March 28, 1996.

In conjunction with the preferred stock exchange agreement, Bagcraft's lender consented to advance of $4,135,000 under Bagcraft's revolving credit to be transferred to ARTRA as a dividend. ARTRA used the funds from this dividend plus funds from a short-term loan agreement to fund a payment to its bank lender in accordance with provisions of its debt discharge agreement as discussed in Notes 6 and 7.


11.      INCOME TAXES

The 1996 and 1995 extraordinary credits represent net gains from discharge of indebtedness. No income tax expense is reflected in the Company's financial statements resulting from the extraordinary credits and from the Company's 1996 earnings from continuing operations due to the utilization of tax loss carryforwards.

At March 28, 1996, the Company and its subsidiaries had Federal income tax loss carryforwards of approximately $36,000,000 available to be applied against future taxable income, if any. ARTRA's tax loss carryforwards of approximately $25,000,000 expire principally in 2003 - 2010. Additionally, ARTRA's discontinued Ultrasonix and Ratex subsidiaries had Federal income tax loss carryforwards of approximately $11,000,000 available to be applied against future taxable income, if any. In recent years, the Company has issued shares of its common stock to repay various debt obligations, as consideration for acquisitions, to fund working capital obligations and as consideration for various other transactions. Section 382 of the Internal Revenue Code of 1986 limits a corporation's utilization of its Federal income tax loss carryforwards when certain changes in the ownership of a corporation's common stock occurs. In the opinion of management, the Company is not currently subject to such limitations regarding the utilization of its Federal income tax loss carryforwards. Should the Company continue to issue a significant number of shares of its common stock, it could trigger a limitation that would prevent it from utilizing a substantial portion of its Federal income tax loss carryforwards.


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


13.      LITIGATION

The Company and its subsidiaries are the defendants in various business-related litigation and environmental matters. At March 28, 1996 and December 28, 1995, the Company had accrued $1,800,000 and $1,500,000, respectively, for potential business-related litigation and environmental liabilities. While these litigation and environmental matters involve wide ranges of potential liability, management does not believe the outcome of these matters will have a material

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



adverse effect on the Company's financial statements. However, ARTRA may not have available funds to pay liabilities arising out of these business-related litigation and environmental matters or, in certain instances, to provide for its legal defense.

In November 1993, ARTRA filed suit in the Circuit Court of the Eighteenth Judicial Circuit for the State of Illinois (the "State Court Action") against Salomon Brothers, Inc., Salomon Brothers Holding Company, Inc., Charles K. Bobrinskoy, Michael J. Zimmerman (collectively, "Salomon Defendants"), D.P. Kelly & Associates, L.P. ("DPK"), Donald P. Kelly ("Kelly Defendants" along with
DPK), James F. Massey and William Rifkind relating to the acquisition of Envirodyne in 1989. Envirodyne subsequently filed a Chapter 11 bankruptcy which provided ARTRA with no value in Envirodyne's parent's stock. On November 22, 1993, ARTRA filed a First Amended Complaint. The defendants removed the case to the Bankruptcy Court in which the Emerald Chapter 11 case is pending. On July 15, 1994 all but two of ARTRA's causes of action were remanded to the state court. The Bankruptcy Court retained jurisdiction of ARTRA's claims against the defendants for breaching their fiduciary duty as directors of Emerald to Emerald's creditors and interference with ARTRA's contractual relations with Emerald. On April 7, 1995, the Company's appeal of the Bankruptcy Court's order retaining jurisdiction over two claims was denied. On July 26, 1995, the Bankruptcy Court entered an order dismissing these claims. On August 4, 1995, ARTRA appealed from the Bankruptcy Court's dismissal order. That appeal is still pending.

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

Effective December 31, 1989, ARTRA completed the disposal of its former scientific products segment with the sale of its Welch subsidiary, formerly Sargent-Welch Scientific Company, to a privately held corporation whose president and sole shareholder was a vice president of Welch prior to the sale. The consideration received by ARTRA consisted of cash at closing, $2,625,000 payable June 30, 1997, with interest at 10% beginning June 30, 1990, under terms of a noncompetition agreement and the buyer's subordinated note in the principal amount of $2,500,000.

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

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



Although Bagcraft has denied liability for the site, it has entered into a settlement agreement with the EPA, along with the other third party defendants, to resolve all claims associated with the site except for state claims. In May, 1994 Bagcraft paid $850,000 plus accrued interest of $29,000 to formally extinguish the EPA claim. Bagcraft filed suit in 1993 in the United States District Court for the Northern District of Illinois, against its insurers to recover its liability costs in connection with the Cross Brothers case. Bagcraft was subsequently reimbursed by its insurers for its liability costs incurred in connection with the EPA claim. With regard to the state action, Bagcraft is participating in settlement discussions with the State and thirteen other potential responsible parties to resolve all claims associated with the State. The maximum state claim is $1.1 million for all participants. Bagcraft has accrued $120,000 related to the State action in the Company's condensed consolidated financial statements at March 28, 1996 and December 28, 1995.

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

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



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


14.      RELATED PARTY TRANSACTIONS

Advances to Peter R. Harvey, ARTRA's president, classified in the condensed consolidated balance sheet as a reduction of common shareholders' equity, consist of:

                                                     March 28,    December 28,
                                                       1996           1995
                                                     --------       --------
                                                         (in  thousands)

    Total advances, including accrued interest       $   5,451     $   5,369
    Less interest for the period
      January 1, 1993 to date,
      accrued and fully reserved                        (1,157)       (1,051)
                                                      --------      --------
          Net advances                               $   4,294     $   4,318
                                                      ========      ========

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



ARTRA has total advances due from its president, Peter R. Harvey, of which $5,451,000 and $5,369,000, including accrued interest, remained outstanding at March 28, 1996 and December 28, 1995 The advances bear interest at the prime rate plus 2% (10.25% at March 28, 1996 and 10.5% at December 28, 1995,
respectively). This receivable from Peter R. Harvey has been classified as a reduction of common shareholders' equity. See Note 6 for an additional 1996 advance for Mr. Harvey's prorata share of debt discharged by a bank. The debt discharge was principally funded by ARTRA.

In May, 1991, ARTRA's wholly-owned Fill-Mor subsidiary made advances to Peter R. Harvey. The advances provided for interest at the prime rate plus 2%. At March 30, 1995 advances of $1,540,000, including accrued interest, were outstanding. In April, 1995, these advances from ARTRA's Fill-Mor subsidiary to Peter R. Harvey were transferred to ARTRA as a dividend.

Commencing January 1, 1993 to date, interest on all advances to Peter R. Harvey has been accrued and fully reserved. Interest accrued and fully reserved on the advances to Peter R. Harvey for the three months ended March 28, 1996 and March 30, 1995 totaled $106,000 and $104,000, respectively.

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

As partial collateral for amounts due from Peter R. Harvey, the Company has received the pledge of 1,523 shares of ARTRA redeemable preferred stock (with a liquidation value of $1,523,000, plus accrued dividends) which are owned by Mr. Harvey. In addition, Mr. Harvey has pledged a 25% interest in Industrial Communication Company (a private company). Such interest is valued by Mr. Harvey at $800,000 to $1,000,000. During 1995, Peter R. Harvey entered into a pledge agreement with ARTRA whereby Mr. Harvey pledged additional collateral consisting of 42,067 shares of ARTRA common stock and 707,281 shares of Puretech International, Inc., a publicly traded corporation. In February 1996, as collateral for a 1996 advance representing Mr. Harvey's prorata share of debt discharged by a bank and other previous advances, Mr. Harvey provided ARTRA a $2,150,000 security interest in certain real estate.

In conjunction with Lori's October 1995 acquisition of Global (see Note 2), ARTRA agreed to assume substantially all pre-existing Lori liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation. Accordingly, at March 28, 1996 and December 28, 1995, respectively, $3,145,000 and $4,500,000 of such pre-existing Lori liabilities were classified in ARTRA's condensed consolidated balance at as current liabilities of discontinued operations.

For a discussion of certain other related party debt obligations see Note 7.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following discussion supplements the information found in the financial statements and related notes:

Changes in Business

         Arcar

As discussed in Note 2 to the Company's condensed consolidated financial statements, effective April 8, 1994, Bagcraft purchased the business assets, subject to buyer's assumption of certain liabilities, of Arcar, a manufacturer and distributor of waterbase inks. Effective October 26, 1995, Bagcraft sold the business assets, subject to the buyer's assumption of certain liabilities, of Arcar for cash of approximately $20,300,000, resulting in a net gain of $8,483,000. The net proceeds, after extinguishment of certain Arcar debt obligations, of approximately $10,400,000, were used to reduce Bagcraft debt obligations.


         COMFORCE

In September, 1995, COMFORCE Corporation (formerly Lori) adopted a plan to discontinue its jewelry business and recorded a provision of $1,000,000 for the estimated costs to complete the disposal of the fashion costume jewelry business.

Effective October 17, 1995, COMFORCE acquired all of the capital stock of COMFORCE Global, Inc. ("Global"), formerly Spectrum Global Services, Inc. d/b/a YIELD Global, for consideration of approximately $6.4 million, net of cash acquired. This consideration consisted of cash to the seller of approximately $5.1 million, fees of approximately $700,000, including a fee of $500,000 to a related party, and 500,000 shares of COMFORCE common stock issued as consideration for various fees and guarantees associated with the transaction. The 500,000 shares issued by COMFORCE consisted of (i) 100,000 shares issued to an unrelated party for guaranteeing the purchase price to the seller, (ii) 100,000 shares issued to ARTRA in consideration of its guaranteeing the purchase price to the seller and agreeing to enter into a liability assumption agreement as discussed below, (iii) 150,000 issued to two unrelated parties for advisory services in connection with the acquisition, and (iv) 150,000 shares issued to Peter R. Harvey, then a vice president and director of COMFORCE, for guaranteeing the payment of the purchase price to the seller and other guarantees to facilitate the transaction. The shares issued to Peter R. Harvey and ARTRA are subject to ratification by COMFORCE 's stockholders. These transactions have been approved by COMFORCE 's current management personnel and ARTRA, which together own a majority of the outstanding common shares of COMFORCE and, therefore, such ratification is expected.

Global provides telecommunications and computer technical staffing services worldwide to Fortune 500 companies and maintains an extensive, global database of technical specialists with an emphasis on wireless communications capability.

Effective July 4, 1995, COMFORCE and ARTRA entered into employment or consulting services agreements with certain individuals to manage Lori's entry into and development of the telecommunications and computer technical staffing services business. As additional compensation, the agreements provided for the issuance in aggregate of a 35% common stock interest in COMFORCE. After the issuance of the COMFORCE common shares, plus the effects of other transactions, ARTRA's common stock ownership interest in COMFORCE common stock was reduced to approximately 21% and 25% at March 28, 1996 and December 28, 1995, respectively. Accordingly, in October 1995, the accounts of COMFORCE and its majority-owned subsidiaries were deconsolidated from ARTRA's consolidated financial statements. See Note 5 to the Company's condensed consolidated financial statements for a further discussion of the accounting treatment of ARTRA's investment in COMFORCE.

Liquidity and Capital Resources

         Cash and Cash Equivalents and Working Capital

Cash and cash equivalents decreased $2,276,000 during the three months ended March 28, 1996. Cash flows used by operating activities of $648,000 and cash flows used by financing activities of $2,131,000 exceeded cash flows from investing activities of $503,000. Cash flows used by operating activities were principally attributable to a reduction of debt obligations, exclusive of bank debt discharged. Cash flows used by financing activities were principally attributable to a net reduction of short-term borrowings, partially offset by a net increase in long-term debt. Cash flows from investing activities principally represent proceeds from the sale of COMFORCE common stock.

The Company's consolidated working capital deficiency decreased $12,792,000 to $13,573,000 during the three months ended March 28, 1996. The decrease in working capital deficiency is principally attributable to an agreement to discharge amounts due on ARTRA bank notes and related accrued interest.


         Status of Debt Agreements and Operating Plan

At December 28, 1995 the Company's corporate entity was in default of provisions of certain of its credit agreements. Under certain debt agreements ARTRA is limited in the amounts it can withdraw from its Bagcraft operating subsidiary. In February, 1996, a bank lender agreed to discharge amounts due under bank notes of the corporate entity ($12,063,000 plus accrued interest) and certain obligations of the Company's president, Peter R. Harvey. Effective February 1, 1996, Bagcraft's credit agreement was extended until September 30, 1997. See Notes 6, 7 and 8 to the Company's condensed consolidated financial statements and discussion below.


         ARTRA Corporate

At December 28, 1995, $12,063,000 in ARTRA notes, plus accrued interest, were payable to a bank. The notes provided for interest at the prime rate. In February 1996, a bank agreed to discharge all amounts under its ARTRA notes ($12,063,000 plus accrued interest) and certain obligations of ARTRA's president, Peter R. Harvey for ARTRA's cash payment of $5,050,000, Mr. Harvey's cash payment of $100,000 and Mr. Harvey's $850,000 note payable to the bank. ARTRA recognized a gain on the discharge of this indebtedness of $9,424,000 ($1.23 per share) in the first quarter of 1996 and recorded a receivable for Mr. Harvey's prorata share ($1,089,000) of the debt discharge funded by the Company. The cash payment due the bank was funded principally with proceeds received from the Bagcraft subsidiary in conjunction with the issuance of BCA Holdings, Inc. ("BCA", the parent of Bagcraft) preferred stock (see Notes 6 and 10 to the Company's condensed consolidated financial statements) along with proceeds received from a short-term loan agreement with an unaffiliated company. As collateral for his advance and other previous advances (see Note 14 to the Company's condensed consolidated financial statements), Mr. Harvey provided ARTRA a $2,150,000 security interest in certain real estate.

In conjunction with the discharge of bank debt discussed above, the Company entered into a $1,900,000 short-term loan agreement with an unaffiliated company. The loan, due May 26, 1996, with interest at 12% is collateralized by, among other things, the common stock of ARTRA's BCA subsidiary. As additional compensation for its loan and for participating in the above discharge of indebtedness the unaffiliated company received 150,000 shares of ARTRA common stock (with a then fair market value of $661,000 after a discount for restricted marketability) and 25,000 shares of COMFORCE common stock held by ARTRA (with a then fair market value of $200,000). Additionally, for a cash payment of $500,000 to ARTRA, the lender purchased an option to acquire up to 40% of the common stock of Bagcraft for nominal consideration. The borrowings under this short-term loan agreement were repaid in April 1996 and, per terms of the loan agreement, ARTRA repurchased the option for a cash payment of $550,000.

In December 1995, ARTRA completed a private placement of $2,500,000 of 12% convertible subordinated promissory notes due March 21, 1996. As additional consideration the noteholders received 15,000 ARTRA common shares per each

$100,000 of notes issued, or an aggregate of 375,000 ARTRA common shares. The ARTRA common shares were valued at $1,266,000 ($3.375 per share) based upon the closing market value of ARTRA common stock on the date of issue, discounted for restricted marketability. In the event the notes and all accrued interest is not paid in full at maturity, the noteholders have the option to convert all or a portion of the amount due into shares of ARTRA common at a conversion price of $3.00 per share. The proceeds from the private placement, held in escrow at December 28, 1995, were used to pay down other debt obligations in January, 1996. At March 28, 1996, the outstanding principal amount due on these notes was reduced to $1,975,000. In April, 1996, the remaining outstanding notes were repaid principally with proceeds from a new private placement of ARTRA notes.

In April 1996, ARTRA completed a private placement of approximately $6,700,000 of 12% promissory notes due April 15, 1997. The notes are collateralized by ARTRA's interest in all of the common stock of BCA Holdings, Inc. (the parent of Bagcraft. As additional consideration the noteholders received warrants to purchase an aggregate of 335,000 ARTRA common shares at a price of $6.00 per share. The warrants become exercisable August 15, 1996 and expire April 15, 1999. The proceeds from this private placement were used to pay down various ARTRA debt obligations.

As discussed in Note 14 to the Company's condensed consolidated financial statements, ARTRA has total advances due from its president, Peter R. Harvey, of which $5,451,000 and $5,369,000, including accrued interest, remained outstanding at March 28, 1996 and December 28, 1995 The advances bear interest at the prime rate plus 2% (10.25% at March 28, 1996 and 10.5% at December 28, 1995, respectively). This receivable from Peter R. Harvey has been classified as a reduction of common shareholders' equity.

In May, 1991, ARTRA's wholly-owned Fill-Mor subsidiary made advances to Peter R. Harvey. The advances provided for interest at the prime rate plus 2%. At March 30, 1995 advances of $1,540,000, including accrued interest, were outstanding. In April, 1995, these advances from ARTRA's Fill-Mor subsidiary to Peter R. Harvey were transferred to ARTRA as a dividend.

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

ARTRA has entered into various agreements under which it has sold its common shares along with options that require ARTRA to repurchase these shares at the option of the holder, principally one year after the date of each agreement. At December 28, 1995, options are outstanding that, if exercised, would require ARTRA to repurchase 283,965 shares of its common stock for an aggregate amount of approximately $4,860,000. ARTRA does not have available funds to satisfy its obligations if these options were exercised. However the holders of redeemable common stock have the option to sell their shares in the market subject to the limitations of Securities Act Rule 144. At its discretion and subject to its financial ability, ARTRA could reimburse the optionholders for any short-fall resulting from such sale.

As discussed in Note 10 to the condensed consolidated financial statements, ARTRA, Bagcraft and Bagcraft's parent BCA have various redeemable preferred stock issues with an aggregate carrying value of $18,226,000 outstanding at March 28, 1997. These redeemable preferred stock issues have various maturity dates commencing in 1997.

The Company has suffered recurring losses from operations and has a net capital deficiency. As a result of these factors, the Company has experienced difficulty in obtaining adequate financing to replace certain current credit arrangements, certain of which are in default, to fund its debt service and liquidity requirements in 1996. Due to its limited ability to receive operating funds from its operating subsidiaries, ARTRA historically has met its operating expenditures with funds generated by such alternative sources as private placements of ARTRA common stock and notes, sales of ARTRA common stock with put options, loans from officers/directors and private investors, as well as through sales of assets and/or other equity infusions. ARTRA plans to continue to seek such alternative sources of funds to meet its future operating expenditures.

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


         Bagcraft

Bagcraft's Credit Agreement that provides for a revolving credit loan and two separate term loans. The term loans are separate facilities initially totaling $12,000,000 (Term Loan A) and $8,000,000 (Term Loan B), bearing interest at the lender's index rate plus 1.75% and 3%, respectively. At March 28, 1996, outstanding borrowings on Term Loan A and Term Loan B were $12,000,000 and $4,000,000, respectively, with interest rates of 10 % and 11.25% respectively.

The amount available to Bagcraft under the revolving credit loan is subject to a borrowing base, as defined in the agreement, up to a maximum of $18,000,000. At March 28, 1996 and December 28, 1995, approximately $277,000 and $6,600,000, respectively, was available and unused by Bagcraft under the revolving credit loan. Borrowings under the revolving credit loan bear interest at the lender's index rate plus 1.5% and are payable upon maturity of the Credit Agreement, unless accelerated under terms of the Credit Agreement. At March 28, 1996 the interest rate on the revolving credit loan was 9.75%.

Effective February 1, 1996, the Credit Agreement was amended whereby, among other things, the maturity date of the Credit Agreement was extended until September 30, 1997, certain loan covenants were amended. The principal payments under Term Loan B were modified to include twenty-three monthly installments of $200,000 from November 15, 1995 to September 30, 1997, with the remaining balance payable at maturity (September 30, 1997). Additionally, in conjunction with a preferred stock exchange agreement between BCA (the parent of Bagcraft), Bagcraft and the holder of Bagcraft's 13.5% cumulative redeemable preferred stock, the lender consented to an advance to Bagcraft of $4,135,000 under the revolving credit loan to be transferred to ARTRA as a dividend (see Note 10 to the Company's condensed consolidated financial statements).

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

Borrowings under the Credit Agreement are collateralized by substantially all of the assets of Bagcraft. The Credit Agreement, as amended, contains various restrictive covenants, that among other restrictions, require Bagcraft to maintain minimum levels of tangible net worth and liquidity levels, and limits capital expenditures and restricts additional loans, dividend payments and payments to related parties. In addition, the Credit Agreement prohibits changes in ownership of Bagcraft. At March 28, 1996 Bagcraft was in compliance with the provisions of its Credit Agreement.

In March, 1994 Bagcraft and the City of Baxter Springs, Kansas completed a $12,500,000 financing package associated with the construction of a new 265,000 sq. ft. production facility in Baxter Springs, Kansas. The financing package, funded by a combination of Federal, state and local funds, consists of the following loan agreements payable by Bagcraft directly to the City of Baxter
Springs:

         A $7,000,000 promissory note payable in ten installments of $700,000 due annually on July 21 of each year beginning in 1995 through maturity on July 21, 2004. Interest, at varying rates from 4.6% to 6.6%, is payable semi-annually. At March 28, 1996 and December 28, 1995, Bagcraft had outstanding borrowings of $6,300,000 under this loan agreement.

         A $5,000,000 subordinated promissory note payable as follows: $150,000 due in 1996; $2,425,000 due in 1998; and $2,425,000 due in 1999. The
         subordinated promissory note is non-interest bearing, subject to certain repayment provisions as defined in the agreement (as amended). At March 28, 1996 and December 28, 1995, Bagcraft had outstanding borrowings of $4,850,000 and $5,000,000, respectively, under this loan agreement.

         Two separate $250,000 subordinated promissory notes payable in varying installments through January 20, 2025. The subordinated promissory notes are non-interest bearing, subject to certain repayment provisions as defined in the agreement. At March 28, 1996 and December 28, 1995, Bagcraft had outstanding borrowings of $491,000 and $494,000, respectively, under this loan agreement.

Borrowings under the above loan agreements are collateralized by a first lien on the land and building at the Baxter Springs, Kansas production facility and by a second lien on certain machinery and equipment. Under certain circumstances, repayment of the borrowings under the above loan agreements is subordinated to the repayment of obligations under Bagcraft's Credit Agreement. At December 28, 1995 $552,000 of borrowings from the above loan agreements was reflected in the condensed consolidated balance sheet in current assets as restricted cash and equivalents. These funds, invested in interest bearing cash equivalents and restricted for expenditures associated with the Baxter Springs, Kansas project were expended during the first quarter of 1996.

The  Kansas  facility  replaced  Bagcraft's  production  facilities  in  Joplin,
Missouri  and  Carteret,   NJ.  Additionally,   Bagcraft  converted  its  former
manufacturing facility in Forest Park, Georgia into a distribution facility.

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

         Investment In COMFORCE Corporation

At December 28, 1995 ARTRA held common stock ownership interest in COMFORCE of approximately 25%.

In February 1996, ARTRA sold 200,000 COMFORCE common shares COMFORCE to certain officers, directors and key employees of ARTRA for notes totaling $400,000. As additional consideration for a February 1996 short-term loan the lender received 25,000 COMFORCE common shares held by ARTRA. In March 1996, ARTRA sold 93,000 COMFORCE shares in the market, with the proceeds of approximately $630,000 used for working capital. The above mentioned 318,000 COMFORCE common shares were classified in the Company's consolidated balance sheet at December 28, 1995 in current assets as "Available-for-sale securities." The disposition of these 318,000 COMFORCE shares during the quarter ended March 28, 1996 resulted in realized gains of $1,799,000, with cost determined by average cost.

At March 28, 1996 ARTRA's remaining investment in COMFORCE (1,983,036 shares, currently a 21% common stock ownership interest) was classified in the Company's condensed consolidated balance sheet in noncurrent assets as "Available-for-sale securities." At March 28, 1996 the gross unrealized gain relating to ARTRA's investment in COMFORCE, reflected as a separate component of shareholders' equity, was $23,365,000.

Additionally, in conjunction with the Global acquisition, ARTRA agreed to assume substantially all pre-existing Lori liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation. Accordingly, at March 28, 1996 and December 28, 1995, respectively, $3,145,000 and $4,500,000 of such pre-existing Lori liabilities were classified in ARTRA's condensed consolidated balance at as current liabilities of discontinued operations. See Note 5 to the condensed consolidated financial statements for a further discussion of ARTRA's investment in COMFORCE.


The common stock and virtually all the assets of the Company and its Bagcraft subsidiary have been pledged as collateral for borrowings under various loan agreements. Under certain debt agreements the Company is limited in the amounts it can withdraw from its operating subsidiaries. At March 28, 1996 and December 28, 1995, substantially all cash and equivalents on the Company's consolidated balance sheet were restricted to use by and for the Company's operating subsidiaries.


         Litigation

The Company and its subsidiaries are the defendants in various business-related litigation and environmental matters. See Note 13 to the Company's consolidated financial statements. At March 28, 1996 and December 28, 1995, the Company had accrued $1,800,000 and $1,500,000 respectively, for potential business-related litigation and environmental liabilities. However, as discussed above ARTRA may not have available funds to pay liabilities arising out of these business-related litigation and environmental matters or, in certain instances, to provide for its legal defense. ARTRA could suffer severe adverse consequences in the event of an unfavorable judgment in any of these matters.


         Net Operating Loss Carryforwards

At March 28, 1996, the Company and its subsidiaries had Federal income tax loss carryforwards of approximately $36,000,000 available to be applied against future taxable income, if any. ARTRA's tax loss carryforwards of approximately $25,000,000 expire principally in 2003 - 2010. Additionally, ARTRA's discontinued Ultrasonix and Ratex subsidiaries had Federal income tax loss carryforwards of approximately $11,000,000 available to be applied against future taxable income, if any. In recent years, the Company has issued shares of its common stock to repay various debt obligations, as consideration for acquisitions, to fund working capital obligations and as consideration for various other transactions. Section 382 of the Internal Revenue Code of 1986 limits a corporation's utilization of its Federal income tax loss carryforwards when certain changes in the ownership of a corporation's common stock occurs. In the opinion of management, the Company is not currently subject to such limitations regarding the utilization of its Federal income tax loss carryforwards. Should the Company continue to issue a significant number of shares of its common stock, it could trigger a limitation that would prevent it from utilizing a substantial portion of its Federal income tax loss carryforwards.

Results of Operations

On October 26, 1995, Bagcraft, completed the sale of the business assets, subject to the buyer's assumption of certain liabilities, of its Arcar subsidiary.

In September, 1995, COMFORCE adopted a plan to discontinue its jewelry business and recorded a provision of $1,000,000 for the estimated costs to complete the disposal of the jewelry business.

The Company's consolidated financial statements have been reclassified to report separately the results of operations of Arcar and COMFORCE's discontinued jewelry business prior to the deconsolidation of COMFORCE and its majority-owned subsidiaries effective October 1995. The following discussion of results of operations is presented for the Company's continuing operations at March 28, 1996, which were conducted by the Company's wholly-owned Bagcraft subsidiary.

The Company's Bagcraft subsidiary sells all of its products directly to its customers. On a very limited basis certain customers may be offered extended payment terms beyond 30 days depending upon prevailing trade practices and financial strength.


Three Months Ended March 28, 1996 vs. Three Months Ended March 30, 1995

Net sales from continuing operations of $28,402,000 for the three months ended March 28, 1996 were $291,000, or 1.0%, higher than net sales from continuing operations for the three months ended March 30, 1995. The 1996 sales increase is attributable to several 1995 price increases in response to the significant increases in paper costs in the second half of 1994 and in early 1995 and to increased international sales in 1996.

The Company's cost of sales from continuing operations of $23,141,000 for the three months ended March 28, 1996 decreased $638,000 as compared to the three months ended March 30, 1995. Cost of sales from continuing operations in the three months ended March 28, 1996 was 81.5% of net sales compared to a cost of sales percentage of 84.6% for the three months ended March 30, 1995. The decrease in cost of sales and cost of sales percentage is primarily attributable to lower paper costs and improved production efficiencies in 1996.

Selling, general and administrative expenses from continuing operations were $3,800,000 in the three months ended March 28, 1996 as compared to $4,479,000 in the three months ended March 30, 1995. Selling, general and administrative expenses were 13.4% of net sales in the three months ended March 28, 1996 as compared to 15.0% of net sales in the three months ended March 30, 1995. The 1996 decrease in selling, general and administrative expenses is primarily attributable to professional fees related to certain consulting projects during 1995.

The Company had operating earnings in the three months ended March 28, 1996 of $485,000 as compared to operating loss of $1,138,000 in the three months ended March 30, 1995. The 1996 increase in operating earnings is attributable to improved operating margins and to the decrease in selling, general and administrative expenses as noted above.

Interest expense from continuing operations in the three months ended March 28, 1996 decreased $64,000 as compared to the three months ended March 30, 1995. The 1996 decrease is principally due to the February 1996 discharge of ARTRA bank indebtedness, partially offset by loan fees on 1996 short-term borrowings used to pay down certain debt obligations.

The 1996 and 1995 extraordinary credits represent net gains from discharge of indebtedness. No income tax expense is reflected in the Company's financial statements resulting from the extraordinary credits and from the Company's 1996 earnings from continuing operations due to the utilization of tax loss carryforwards. Due to the Company's tax loss carryforwards and the uncertainty of future taxable income, no income tax benefit was recognized in connection with the Company's 1995 pre-tax loss.

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

                           PART II - OTHER INFORMATION



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


                  (a)      Exhibits:


                           EXHIBIT 11

                   Computation of earnings per share and equivalent share of common stock for the three months ended March 28, 1996 and March 30, 1995.



                  (b)      Reports on Form 8-K:

                   On February 6, 1996 the Company filed Form 8-K/A, Amendment No. 2, to amend its Form 8-K dated October 17, 1995 to provide item 7(a) Financial Statements of Business Acquired and item 7(b) Pro Forma Financial Information relating to COMFORCE Corporation's acquisition of COMFORCE Global, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.






                                                 ARTRA GROUP INCORPORATED
                                                 ________________________
                                                       Registrant







Dated:   May 20, 1996                                JAMES D. DOERING
                                                  _______________________
                                                    Vice President and
                                                  Chief Financial Officer