Form 10-Q
period 1996-06-27
ARTRA GROUP INC
filed 1996-08-14
CIK 200243

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 1996

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


                                 Not Applicable
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X    No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at July 31, 1996
  -------------------------------            ------------------------------
  Common stock, without par value                       7,492,372

                            ARTRA GROUP INCORPORATED

                                      INDEX



                                                                         Page
                                                                        Number
                                                                        ------

PART I    FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets
               June 27, 1996 and December 28, 1995                         2

           Condensed Consolidated Statements of Operations
               Three Months and Six Months Ended
               June 27, 1996 and June 29, 1995                             4

           Condensed Consolidated Statement of Changes
               in Shareholders' Equity (Deficit)
               Six Months Ended June 27, 1996                              5

           Condensed Consolidated Statements of Cash Flows
               Six Months Ended June 27, 1996
               and June 29, 1995                                           6

           Notes to Consolidated Financial Statements                      7


 Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations              23


PART II    OTHER INFORMATION

 Item 6.   Exhibits and Reports on Form 8-K                               32



SIGNATURES                                                                33

                        PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited in thousands)

                                                                                   June 27,    December 28,
                                                                                     1996          1995
                                                                                ------------   ------------

                                             ASSETS

Current assets:
   Cash and equivalents                                                                $987         $2,347
   Restricted cash and equivalents                                                       -             552
   Receivables, less allowance for  doubtful accounts
      of $227 in 1996 and $250 in 1995                                               10,563         10,897
   Inventories                                                                       15,345         16,634
   Available -for-sale securities                                                        -           1,427
   Other                                                                                926            324
                                                                                ------------   ------------
               Total current assets                                                  27,821         32,181
                                                                                ------------   ------------


Property, plant and equipment                                                        45,132         44,273
Less accumulated depreciation and amortization                                       18,898         17,335
                                                                                ------------   ------------
                                                                                     26,234         26,938
                                                                                ------------   ------------

Other assets:
   Available -for-sale securities                                                    47,042         15,519
   Excess of cost over net assets acquired,
      net of accumulated amortization of $1,930 in1996 and $1,778 in 1995             3,106          3,258
   Other                                                                                 58             53
                                                                                ------------   ------------
                                                                                     50,206         18,830
                                                                                ------------   ------------
                                                                                   $104,261        $77,949
                                                                                ============   ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited in thousands)

                                                                                   June 27,     December 28,
                                                                                     1996            1995
                                                                                ------------    ------------

                                   LIABILITIES
Current liabilities:
   Notes payable, including amounts due to related parties
      of  $3,000  in 1996 and $5,675 in 1995                                        $14,330         $25,300
   Current maturities of long-term debt                                               2,504           3,512
   Accounts payable, including amounts due to a related party of $399 in 1995         9,668          10,925
   Accrued expenses                                                                  10,262          14,106
   Income taxes                                                                         465             203
   Liabilities of discontinued operations                                             2,254           4,500
                                                                                ------------    ------------
               Total current liabilities                                             39,483          58,546
                                                                                ------------    ------------

Long-term debt                                                                       35,428          34,113
Other noncurrent liabilities                                                          1,500             650
Commitments and contingencies

Redeemable common stock,
   issued 164,847 shares in 1996 and 283,965 shares in 1995                           4,369           4,774
ARTRA redeemable preferred stock,
   $1,000  par  value;  Series  A,  6%  cumulative  payment-in-kind, including accumulated  dividends,  net of  unamortized  discount of $1,426 in 1996 and $1,575 in 1995; redeemable  March 1, 2000 at $1,000 per share  plus  accrued dividends;
   authorized 2,000,000 shares all series; issued 3,750 shares                        4,000           3,694
Bagcraft redeemable preferred stock payable to a related party, cumulative $.01 par value, 13.5%; including accumulated dividends;
   redeemable in 1997 with a liquidation preference equal to
   $100 per share; issued 8,650 shares in 1996 and 50,000 shares in 1995              1,949          10,794
BCA Holdings preferred stock:
   Series A, $1.00 par value, 6% cumulative,
      including accumulated dividends; liquidation preference of
      $1,000 per share; 10,000 shares authorized;  issued 3,675 shares                4,253           4,143
   Series B payable to a related party, $1.00 par value, 13.5% cumulative, including accumulated dividends; redeemable in 1997 with a liquidation
       preference of $1,000 per share; 8,135 shares authorized and issued             8,544              -

                         SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, no par value; authorized 7,500,000 shares;
   issued 7,335,153 shares in 1996 and 7,102,979 shares in 1995                       5,625           5,540
Additional paid-in capital                                                           38,782          38,526
Unrealized appreciation of investments                                               50,363          21,047
Receivable from related party, including accrued interest                            (3,816)         (4,318)
Accumulated deficit                                                                 (86,167)        (98,755)
                                                                                ------------    ------------
                                                                                      4,787         (37,960)
Less treasury stock (7,628 shares in 1996 and 57,038 shares in 1995), at cost            52             805
                                                                                ------------    ------------
                                                                                      4,735         (38,765)
                                                                                ------------    ------------
                                                                                   $104,261         $77,949
                                                                                ============    ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited in thousands, except per share data)


                                                                       Three Months Ended        Six Months Ended
                                                                      ---------------------   ---------------------
                                                                        June 27,   June 29,     June 27,   June 29,
                                                                          1996       1995*        1996       1995*
                                                                      ---------------------   ---------------------

Net sales                                                              $ 32,363    $ 32,640    $ 60,765    $ 60,751
                                                                       --------    --------    --------    --------

Costs and expenses:
   Cost of goods sold, exclusive of depreciation and amortization        25,715      27,375      48,856      51,154
   Selling, general and administrative                                    4,172       4,650       7,972       9,129
   Depreciation and amortization                                            983       1,228       1,959       2,219
                                                                       --------    --------    --------    --------
                                                                         30,870      33,253      58,787      62,502
                                                                       --------    --------    --------    --------

Operating earnings (loss)                                                 1,493        (613)      1,978      (1,751)
                                                                       --------    --------    --------    --------

Other income (expense):
   Interest expense                                                      (1,737)     (1,960)     (3,484)     (3,771)
   Realized gain on disposal of available-for-sale securities             3,452        --         5,251        --
   Other income (expense), net                                              (79)         25        (210)         33
                                                                       --------    --------    --------    --------
                                                                          1,636      (1,935)      1,557      (3,738)
                                                                       --------    --------    --------    --------

Earnings (loss) from continuing operations
   before income taxes and minority interest                              3,129      (2,548)      3,535      (5,489)
(Provision) credit  for income taxes                                        (50)          1         (50)          1
Minority interest                                                          (363)       (224)        190        (448)
                                                                       --------    --------    --------    --------
Earnings (loss) from continuing operations                                2,716      (2,771)      3,675      (5,936)
Loss from discontinued operations                                          --        (7,829)       --        (7,754)
                                                                                                           --------
                                                                       --------    --------    --------    --------
Earnings (loss) before extraordinary credit                               2,716     (10,600)      3,675     (13,690)
Extraordinary credit, net discharge of indebtedness                        --          --         9,424       9,113
                                                                       --------    --------    --------    --------
Net earnings (loss)                                                       2,716     (10,600)     13,099      (4,577)
Dividends applicable to redeemable preferred stock                         (158)       (143)       (306)       (278)
Reduction of retained earnings applicable to redeemable common stock       (119)        (84)       (205)       (162)
                                                                       --------    --------    --------    --------
Earnings (loss) applicable to common shares                            $  2,439    ($10,827)   $ 12,588    ($ 5,017)
                                                                       ========    ========    ========    ========

Earnings (loss) per share:
   Continuing operations                                               $   0.29    ($  0.44)   $   0.38    ($  0.94)
   Discontinued operations                                                 --         (1.17)       --         (1.16)
                                                                       --------    --------    --------    --------
   Earnings (loss) before extraordinary credit                             0.29       (1.61)       0.38       (2.10)
   Extraordinary credit                                                    --          --          1.23        1.35
                                                                       --------    --------    --------    --------
   Net earnings (loss)                                                 $   0.29    ($  1.61)   $   1.61    ($  0.75)
                                                                       ========    ========    ========    ========

Weighted average number of shares of common stock and
   common stock equivalents outstanding                                   8,003       6,724       7,834       6,705
                                                                       ========    ========    ========    ========

The accompanying notes are an integral part of the condensed consolidated financial statements.






- --------------------
*  As reclassified for discontinued operations.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                        (In thousands, except share data)



                                                                Unrealized  Receivable                                      Total
                                     Common Stock   Additional Appreciation    From                  Treasury Stock    Shareholders'
                                 ------------------   Paid-in       of        Related  Accumulated -------------------     Equity
                                   Shares   Dollars   Capital   Investments    Party    (Deficit)    Shares   Dollars     (Deficit)
                                 ---------  -------   -------   -----------  --------   ---------  --------- ---------   ---------

Balance at December 28, 1995     7,102,979   $5,540   $38,526    $  21,047   ($4,318)   ($98,755)     57,038   ($  805)  ($ 38,765)
 Net earnings                         --       --        --           --        --        13,099        --        --        13,099
 Common stock issued
   to pay liabilities               47,512       36        (6)        --        --          --      (120,554)      818         848
 Common stock as
   additional consideration
   for short-term borrowings        50,544       38      (398)        --        --          --       (99,456)    1,021         661
 Increase in receivable from
   related party,
   including accrued interest         --       --        --           --         (85)       --          --        --           (85)
 Common stock received
   for pay down of receivable
   from related party                 --       --        --           --         587        --       100,000      (587)       --
 Increase in unrealized
   appreciation of investments        --       --        --         29,316      --          --          --        --        29,316
 Exercise of stock options          15,000       11        51         --        --          --       (16,900)      109         171
 Common stock received
   as consideration
   for short-term note                --       --        --           --        --          --        87,500      (608)       (608)
 Reclassification of
   redeemable common stock         119,118      609       609
 Redeemable common
   stock accretion                    --       --        --           --        --          (205)       --        --          (205)
 Redeemable preferred
   stock dividends                    --       --        --           --        --          (306)       --        --          (306)
                                 ---------   ------   -------    ---------   -------    --------   ---------   -------   ---------
Balance at June 27, 1996         7,335,153   $5,625   $38,782    $  50,363   ($3,816)   ($86,167)      7,628   ($   52)  $   4,735
                                 =========   ======   =======    =========   =======    =========  =========   ========  =========

The accompanying  notes are an integral part of the condensed consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited in thousands)


                                                                  Six Months Ended
                                                              ------------------------
                                                                June 27,      June 29,
                                                                  1996          1995
                                                              ----------     ---------

Net cash flows used by operating activities,                    ($1,971)        ($722)
                                                              ----------     ---------

Cash flows from investing activities:
   Additions to property, plant and equipment                    (1,275)       (1,480)
   Retail fixtures                                                   -           (610)
   Proceeds from collection of Welch notes                          342         3,000
   Proceeds from sale of COMFORCE common stock                    3,717            -
   Payment of liabilites with restricted cash                        -            550
   Decrease in unexpended plant construction funds                  552           228
   Other                                                             89            -
                                                              ----------     ---------
Net cash flows from (used by) investing activities                3,425         1,688
                                                              ----------     ---------

Cash flows from financing activities:
   Net decrease in short-term debt                               (4,060)         (142)
   Proceeds from long-term borrowings                            67,753        66,529
   Reduction of long-term debt                                  (66,676)      (68,938)
   Other                                                            169           (65)
                                                              ----------     ---------
Net cash flows used by financing activities                      (2,814)       (2,616)
                                                              ----------     ---------

Decrease in cash and cash equivalents                            (1,360)       (1,650)
Cash and equivalents, beginning of period                         2,347         2,070
                                                              ----------     ---------
Cash and equivalents, end of period                                $987          $420
                                                              ==========     =========



Supplemental cash flow information:
 Cash paid during the period for:
  Interest                                                       $2,579        $2,831
  Income taxes paid, net                                              8             7


Supplemental schedule of noncash
 investing and financing activities:
    BCA Holdings redeemable preferred stock
       issued in exchange for
       Bagcraft redeemable preferred stock                        8,135            -
    Issue common stock and redeemable common stock
       to pay down current liabilities                              848           205




The accompanying notes are an integral part of the condensed consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.       BASIS OF PRESENTATION AND FINANCIAL RESTRUCTURING

ARTRA GROUP Incorporated's ("ARTRA" or the "Company") condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position as of June 27, 1996, and the results of operations and changes in cash flows for the three and six month periods ended June 27, 1996 and June 29, 1995. In recent years, the Company has suffered recurring losses from operations and has a net capital deficiency. As a result of these factors, the Company has experienced difficulty in obtaining adequate financing to replace certain current credit arrangements, certain of which are in default, to fund its debt service and liquidity requirements in 1996. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 7 Notes Payable, and Note 8 Long Term Debt, for further discussion of the status of credit arrangements and restrictions on the ability of operating subsidiaries to fund ARTRA corporate obligations. Due to its limited ability to receive operating funds from its operating subsidiary, ARTRA has historically met its operating expenditures with funds generated by alternative sources, such as private placements of ARTRA common stock and notes, sales of ARTRA common stock with put options, loans from officers/directors and private investors, as well as through sales of assets and/or other equity infusions. ARTRA plans to continue to seek such alternative sources of funds to meet its future operating expenditures.

ARTRA, through its wholly-owned subsidiary, Bagcraft Corporation of America ("Bagcraft"), currently operates in one industry segment as a manufacturer of packaging products principally serving the food industry. Prior to September 28, 1995, ARTRA's then majority owned subsidiary, COMFORCE Corporation ("COMFORCE", formerly The Lori Corporation "Lori"), operated as a designer and distributor of popular-priced fashion costume jewelry and accessories. In September 1995 COMFORCE adopted a plan to discontinue its jewelry business.

On October 17, 1995, COMFORCE acquired all of the capital stock of COMFORCE Global Inc. ("Global"), formerly Spectrum Global Services, Inc. d/b/a YIELD Global. Global provides telecommunications and computer technical staffing services worldwide to Fortune 500 companies and maintains an extensive, global database of technical specialists with an emphasis on wireless communications capability.

Effective July 4, 1995, COMFORCE and ARTRA entered into employment or consulting services agreements with certain individuals to manage Lori's entry into and development of the telecommunications and computer technical staffing services business. As additional compensation, the agreements provided for the issuance in aggregate of a 35% common stock interest in COMFORCE. After the issuance of the COMFORCE common shares, plus the effects of the issuance of COMFORCE common shares sold by private placements and other COMFORCE common shares issued in conjunction with the Global acquisition, ARTRA's common stock ownership interest in COMFORCE common stock was reduced to approximately 25% at December 28, 1995. Accordingly, in October 1995, the accounts of COMFORCE and its majority-owned subsidiaries were deconsolidated from ARTRA's consolidated financial statements and ARTRA's investment in COMFORCE was accounted for under the equity method through the end of fiscal 1995. At June 27, 1996 ARTRA's common stock ownership interest in COMFORCE common stock was reduced to approximately 19%. See Note 5 for a further discussion of ARTRA's investment in COMFORCE.

Effective October 26, 1995, Bagcraft completed the sale of the business assets, subject to the buyer's assumption of certain liabilities, of its wholly-owned subsidiary, Arcar Graphics, Inc. ("Arcar"), for cash of approximately
$20,300,000. The net proceeds, after extinguishment of certain Arcar debt obligations, of approximately $10,400,000, were used to reduce Bagcraft debt obligations.

In February 1996, a bank agreed to discharge all amounts under its ARTRA notes ($12,063,000 plus accrued interest and fees) and certain obligations of ARTRA's president, Peter R. Harvey, resulting in a gain to ARTRA on the discharge of

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



this indebtedness of $9,424,000 in the first quarter of 1996. The cash payment due the bank was funded principally with proceeds received from a short-term loan agreement along with proceeds received from the Bagcraft subsidiary in conjunction with the issuance of BCA Holdings, Inc. ("BCA" the parent of Bagcraft) preferred stock. See Notes 6, 7 and 10 for further discussions of these transactions.

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

Additionally, in conjunction with the Global acquisition, ARTRA agreed to assume substantially all pre-existing Lori liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation. Accordingly, at June 27, 1996 and December 28, 1995, respectively, $2,254,000 and $4,500,000 of such pre-existing Lori liabilities were classified in ARTRA's condensed consolidated balance as current liabilities of discontinued operations.

Effective July 4, 1995, COMFORCE and ARTRA entered into employment or consulting services agreements with certain individuals to manage Lori's entry into and development of the telecommunications and computer technical staffing services business. As additional compensation, the agreements provided for the issuance in aggregate of a 35% common stock interest in COMFORCE. After the issuance of the COMFORCE common shares, plus the effects of other transactions, ARTRA's common stock ownership interest in COMFORCE common stock was reduced to approximately 19% and 25% at June 27, 1996 and December 28, 1995, respectively. Accordingly, in October 1995, the accounts of COMFORCE and its majority-owned subsidiaries were deconsolidated from ARTRA's consolidated financial statements. See Note 5 for a further discussion of the accounting treatment of ARTRA's investment in COMFORCE.

The Company's consolidated financial statements have been reclassified to report separately the results of operations of Arcar and COMFORCE's discontinued jewelry business prior to the deconsolidation of COMFORCE and its majority-owned subsidiaries effective October 1995. The operating results (in thousands) of Bagcraft's discontinued Arcar subsidiary and COMFORCE's discontinued jewelry business for the three and six months ended June 29, 1995 consist of:

                                                    Three Months  Six Months
                                                       Ended        Ended
                                                      June 29,     June 29,
                                                        1995         1995
                                                      --------    ---------

    Net sales                                         $  4,823    $  11,787
                                                      ========    =========

    Loss from discontinued operations
      before income taxes                             $ (7,814)   $  (7,729)

    Provision for income taxes
      income taxes                                         (15)         (25)
                                                      --------    ---------
    Earnings from  discontinued operations            $ (7,829)   $  (7,754)
                                                      ========    =========



3.       CONCENTRATION OF RISK

The accounts receivable of the Company's Bagcraft subsidiary at June 27, 1996 consist primarily of amounts due from companies in the food industry. As a result, the collectibility of these receivables is dependent, to an extent, upon the economic condition and financial stability of the food industry. Credit risk is minimized as a result of the large number and diverse nature of Bagcraft's customer base. Bagcraft's major customers include some of the largest companies

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



in the food industry. At June 27, 1996, Bagcraft had 10 customers with accounts receivable balances that aggregated approximately 33% of the Company's total trade accounts receivable. In fiscal year 1995 no single customer accounted for 10% or more of Bagcraft's sales.


4.       INVENTORIES

Inventories (in  thousands) consist of:

                                                 June 27,    December 28,
                                                   1996         1995
                                                 -------       -------


         Raw materials and supplies              $ 5,252       $ 5,645
         Work in process                             397            40
         Finished goods                            9,696        10,949
                                                 -------       -------
                                                 $15,345       $16,634
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

Effective December 28, 1995, John Harvey and Peter R. Harvey, ARTRA's chairman and president, respectively, resigned as directors of COMFORCE and Peter R. Harvey resigned as a vice president of COMFORCE. Due to such factors as a lack of board of directors representation and participation in policy formulation by ARTRA, as well as a lack of interchange of managerial personnel, ARTRA no longer was able to exercise significant influence over the operating and financial policies of COMFORCE. Additionally, assuming contemplated additional issuances of COMFORCE common shares, on a fully diluted basis ARTRA's ownership interest in COMFORCE at December 28, 1995 would be reduced to less than 20%. In the opinion of the Company, effective December 28, 1995, ARTRA's investment in COMFORCE ceased to conform to the requirements of APB Opinion No. 18. Accordingly, ARTRA adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Under this statement, at December 28, 1995, ARTRA's investment in COMFORCE was reclassified as available for sale and was stated at fair value. The adoption of SFAS No. 115 resulted in an increase to shareholders' equity in the fourth quarter of 1995 of $21,047,000.

In February 1996, ARTRA sold 200,000 of its COMFORCE common shares to certain officers, directors and key employees of ARTRA for notes totaling $400,000. As additional consideration for a February 1996 short-term loan (see Notes 6 and 7) a lender received 25,000 COMFORCE common shares held by ARTRA. In March 1996, ARTRA sold 93,000 COMFORCE shares in the market, with the proceeds of approximately $630,000 used for working capital. The above mentioned 318,000 COMFORCE common shares were classified in the Company's consolidated balance sheet at December 28, 1995 in current assets as "Available-for-sale securities." The disposition of these 318,000 COMFORCE shares during the quarter ended March 28, 1996 resulted in realized gains of $1,799,000, with cost determined by average cost.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)




In June 1996, ARTRA sold 100,000 COMFORCE shares in the market, with the proceeds of approximately $3,100,000 used principally to pay down debt obligations. As additional consideration for two short-term loans, in April 1996 the lenders received 20,000 COMFORCE common shares held by ARTRA. The disposition of these 120,000 COMFORCE shares during the quarter ended June 27, 1996 resulted in additional realized gains of $3,452,000, with cost determined by average cost.

At June 27, 1996 ARTRA's remaining investment in COMFORCE (1,863,036 shares, currently a common stock ownership interest of approximately 19%) was classified in the Company's condensed consolidated balance sheet in noncurrent assets as "Available-for-sale securities." At June 27, 1996 the gross unrealized gain relating to ARTRA's investment in COMFORCE, reflected as a separate component of shareholders' equity, was $50,363,000.


6.       EXTRAORDINARY GAINS

         ARTRA Debt Restructuring

In February 1996, a bank agreed to discharge all amounts under its ARTRA notes ($12,063,000 plus accrued interest and fees) and certain obligations of ARTRA's president, Peter R. Harvey for consideration consisting of ARTRA's cash payment of $5,050,000, Mr. Harvey's cash payment of $100,000 and Mr. Harvey's $3,000,000 note payable to the bank (the "Harvey Note"). The bank assigned ARTRA a $2,150,000 interest in the Harvey Note, subordinated to the bank's $850,000 interest in the Harvey Note, and ARTRA discharged $2,150,000 of Mr. Harvey's prior advances. ARTRA recognized a gain on the discharge of this indebtedness of $9,424,000 ($1.23 per share) in the first quarter of 1996. The cash payment due the bank was funded principally with proceeds received from the Bagcraft subsidiary in conjunction with the issuance of BCA (the parent of Bagcraft) preferred stock along with proceeds received from a short-term loan agreement with an unaffiliated company that was subsequently repaid. See Notes 7 and 10 for further discussions of these transactions. As additional compensation for its loan and for participating in the above discharge of indebtedness the unaffiliated company received 150,000 shares of ARTRA common stock (with a then fair market value of $661,000 after a discount for restricted marketability) and 25,000 shares of COMFORCE common stock held by ARTRA (with a then fair market value of $200,000).

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
                                                                  ========

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



The amount of the $5,050,000 cash payment to the bank applicable to Peter R. Harvey ($1,089,000) was charged to amounts due from Peter R. Harvey. Per terms of the debt discharge agreement, ARTRA received additional collateral from Mr. Harvey consisting of a $2,150,000 security interest in certain real estate, subordinated to the bank's $850,000 security interest in this real estate.



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


7.       NOTES PAYABLE

Notes payable (in thousands) consist of:

                                                    June 27,     December 28,
                                                      1996           1995
                                                    --------       --------
         ARTRA bank notes payable,
           at various interest rates                $     -        $ 12,063

         Amounts due to related parties,
           interest from 8% to 12%                     3,000          5,675

         ARTRA 12% secured promissory notes            7,375             -

         ARTRA 12% convertible
           subordinated promissory notes                  -           2,500

         Other, interest from 10% to 20%               3,955          5,062
                                                    --------       --------
                                                    $ 14,330       $ 25,300
                                                    ========       ========



         Bank Notes Payable

At December 28, 1995, $12,063,000 of ARTRA notes, plus accrued interest and fees, were payable to a bank. The notes provided for interest at the prime rate. These bank notes were collateralized by, among other things, 100% of the common stock of ARTRA's BCA subsidiary, the parent of Bagcraft, a secondary position on the assets of BCA and any and all net proceeds arising from its lawsuit against Salomon Brothers, Inc., Salomon Brothers Holding Company Inc. (collectively, "Salomon") D.P. Kelly & Associates, L.P. ("Kelly") and all of the directors of Emerald Acquisition Corporation ("Emerald") for breaches of fiduciary duty by the directors of Emerald, induced by Salomon and Kelly, in connection with the reorganization of Envirodyne Industries, Inc. ("Envirodyne") as discussed in
Note 13. Additionally, the bank notes were

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



collateralized by a $5,500,000 personal guaranty of a private investor. As additional compensation, the private investor received 1,833 shares of ARTRA common stock for each month the guaranty was outstanding. Among other things, the bank notes prohibited the payment of cash dividends by ARTRA.

In February 1996, a bank agreed to discharge all amounts under its ARTRA notes ($12,063,000 plus accrued interest and fees) and certain obligations of ARTRA's president, Peter R. Harvey for consideration consisting of ARTRA's cash payment of $5,050,000, Mr. Harvey's cash payment of $100,000 and Mr. Harvey's $3,000,000 note payable to the bank (the "Harvey Note"). The bank assigned ARTRA a $2,150,000 interest in the Harvey Note, subordinated to the bank's $850,000 interest in the Harvey Note, and ARTRA discharged $2,150,000 of Mr. Harvey's prior advances. ARTRA recognized a gain on the discharge of this indebtedness of $9,424,000 ($1.23 per share) in the first quarter of 1996 and recorded a receivable for Mr. Harvey's prorata share ($1,089,000) of the debt discharge funded by the Company. The cash payment due the bank was funded principally with proceeds received from the Bagcraft subsidiary in conjunction with the issuance of BCA (the parent of Bagcraft) preferred stock (see Note 10) along with proceeds received from a short-term loan agreement with an unaffiliated company. As collateral for this advance and other previous advances (see Note 14), Mr. Harvey provided ARTRA a $2,150,000 security interest in certain real estate, subordinated to the bank's $850,000 security interest in this real estate.


         Amounts Due To Related Parties

At December 28, 1995, the Company had outstanding borrowings from its Chairman, John Harvey, of $175,000. John Harvey's borrowings were evidenced by unsecured short-term notes bearing interest at 12%. As additional compensation the loans provided for the issuance of warrants to purchase ARTRA common shares, the number of which was determined by the number of days the loans were outstanding. The warrants expire five years from the date of issuance. John Harvey received warrants to purchase an aggregate of 66,045 shares of ARTRA common stock at prices ranging from $3.75 to $6.125 per share as additional compensation for his loans to ARTRA. In May 1996, ARTRA repaid all borrowings from John Harvey.

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

As additional consideration, the private corporation has received an option to put back to ARTRA the 49,980 shares of ARTRA common stock received as compensation for its former $2,500,000 ARTRA loan guaranty at a price of $15.00 per share. The put option is exercisable on the later of the day that the $2,500,000 note payable to the private corporation becomes due or the date the ARTRA bank notes have been paid in full. The option price increases by $2.25 per share annually ($20.063 per share at June 27, 1996). The $2,500,000 note payable to the private corporation was reflected in the above table at December 28, 1995 as amounts due to related parties. During the first quarter of 1996, the $2,500,000 note and related accrued interest was paid in full principally with proceeds from additional short-term borrowings.

At June 27, 1996 and December 28, 1995, ARTRA had outstanding borrowings of $3,000,000 from an unaffiliated company currently holding approximately 7% of ARTRA's outstanding common stock.. The loans are evidenced by unsecured short-term notes bearing interest at 10%. As additional compensation for the above loans, the lender received five year warrants expiring in 1998 to purchase an aggregate of 86,250 ARTRA common shares at prices ranging from $6.00 to $7.00 per share. In December 1995 the unaffiliated company received 126,222 shares of ARTRA common in payment of past due interest through October 31, 1995.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



         Secured Promissory Notes

In April 1996, ARTRA commenced a private placement of $7,575,000 of 12% secured promissory notes due April 15, 1997, of which $7,375,000 was placed as of June 27, 1996. As additional consideration the noteholders received warrants to purchase an aggregate of 413,750 ARTRA common shares at a price of $6.00 per share. The warrants are exercisable August 15, 1996 and expire April 15, 1999. These promissory notes are collateralized by ARTRA's interest in all of the common stock of BCA (the parent of Bagcraft). The proceeds from the private placement, completed in July 1996, were used principally to pay down other debt obligations.


         Convertible Subordinated Promissory Notes

In December 1995, ARTRA completed a private placement of $2,500,000 of 12% convertible subordinated promissory notes due March 21, 1996. As additional consideration the noteholders received 15,000 ARTRA common shares per each $100,000 of notes issued, or an aggregate of 375,000 ARTRA common shares. The ARTRA common shares were valued at $1,266,000 ($3.375 per share) based upon the closing market value of ARTRA common stock on the date of issue, discounted for restricted marketability. The proceeds from the private placement, held in escrow at December 28, 1995, were used to pay down other debt obligations in January, 1996. In March and April 1996 the notes were repaid, principally with proceeds from the private placement of the secured promissory notes discussed above.


         Other

In conjunction with the discharge of bank debt discussed above, the Company entered into a $1,900,000 short-term loan agreement with an unaffiliated company. The loan, due May 26, 1996, with interest at 12% was collateralized by, among other things, the common stock of ARTRA's BCA subsidiary. As additional compensation for its loan and for participating in the above discharge of indebtedness the unaffiliated company received 150,000 shares of ARTRA common stock (with a then fair market value of $661,000 after a discount for restricted marketability) and 25,000 shares of COMFORCE common stock held by ARTRA (with a then fair market value of $200,000). Additionally, for consideration of $500,000, the lender purchased an option to acquire up to 40% of the common stock of Bagcraft for nominal consideration. The borrowings under this short-term loan agreement were repaid in April, 1996 and, per terms of the loan agreement, ARTRA repurchased the option for a cash payment of $550,000.

At June 27, 1996 and December 28, 1995, other notes payable includes short-term borrowings of $3,955,000 and $5,062,000, respectively, payable under various short-term loan agreements with unaffiliated companies and private investors. These loans bear interest at varying rates from 10% to 20%.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



8.       LONG-TERM DEBT

         Long-term debt (in thousands) consists of:

                                                    June 27,   December 28,
                                                      1996         1995
                                                    --------     --------
   Bagcraft Credit Agreement:
       Term loan A,
         interest at the prime rate plus 1.75%      $ 12,000     $ 12,000
       Term loan B,
         interest at the prime rate plus 3%            3,400        4,600
       Revolving credit loan,
         interest at the prime rate plus 1.5%         11,915        9,231
       Unamortized discount                             (770)          -
   Bagcraft
       City of Baxter Springs,
         Kansas loan agreements,
         interest at varying rates                    11,387       11,794
                                                    --------     --------
                                                      37,932       37,625
   Current scheduled maturities                      (2,504)      (3,512)
                                                    --------     --------
                                                    $ 35,428     $ 34,113
                                                    ========     ========


         Bagcraft

Bagcraft's Credit Agreement that provides for a revolving credit loan and two separate term loans. The term loans are separate facilities initially totaling $12,000,000 (Term Loan A) and $8,000,000 (Term Loan B), bearing interest at the lender's index rate plus 1.75% and 3%, respectively. At June 27, 1996, interest rates on Term Loan A and Term Loan B were 10 % and 11.25% respectively.

The amount available to Bagcraft under the revolving credit loan is subject to a borrowing base, as defined in the agreement, up to a maximum of $18,000,000. At June 27, 1996 and December 28, 1995, approximately $1,800,000 and $6,600,000, respectively, was available and unused by Bagcraft under the revolving credit loan. Borrowings under the revolving credit loan bear interest at the lender's index rate plus 1.5% and are payable upon maturity of the Credit Agreement, unless accelerated under terms of the Credit Agreement. At June 27, 1996 the interest rate on the revolving credit loan was 9.75%.

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

Borrowings under the Credit Agreement are collateralized by substantially all of the assets of Bagcraft. The Credit Agreement, as amended, contains various restrictive covenants, that among other restrictions, require Bagcraft to maintain minimum levels of tangible net worth and liquidity levels, and limits capital expenditures and restricts additional loans, dividend payments and payments to related parties. In addition, the Credit Agreement prohibits changes in ownership of Bagcraft. At June 27, 1996 Bagcraft was in compliance with the provisions of its Credit Agreement.

In March, 1994 Bagcraft and the City of Baxter Springs, Kansas completed a $12,500,000 financing package associated with the construction of a new 265,000 sq. ft. production facility in Baxter Springs, Kansas. The financing package, funded by a combination of Federal, state and local funds, consists of the following loan agreements payable by Bagcraft directly to the City of Baxter
Springs:

         A $7,000,000 promissory note payable in ten installments of $700,000 due annually on July 21 of each year beginning in 1995 through maturity on July 21, 2004. Interest, at varying rates from 4.6% to 6.6%, is payable semi-annually. At June 27, 1996 and December 28, 1995, Bagcraft had outstanding borrowings of $6,300,000 under this loan agreement.

         A $5,000,000 subordinated promissory note payable as follows: $150,000 due in 1996; $2,425,000 due in 1998; and $2,425,000 due in 1999. The
         subordinated promissory note is non-interest bearing, subject to certain repayment provisions as defined in the agreement (as amended). At June 27, 1996 and December 28, 1995, Bagcraft had outstanding borrowings of $4,850,000 and $5,000,000, respectively, under this loan agreement.

         Two separate $250,000 subordinated promissory notes payable in varying installments through January 20, 2025. The subordinated promissory notes are non-interest bearing, subject to certain repayment provisions as defined in the agreement. At June 27, 1996 and December 28, 1995, Bagcraft had outstanding borrowings of $237,000 and $494,000, respectively, under this loan agreement.

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


9.       REDEEMABLE COMMON STOCK

ARTRA has entered into various agreements under which it has sold its common shares along with options that require ARTRA to repurchase these shares at the option of the holder, principally one year after the date of each agreement. The difference between the option price and the net proceeds received is amortized over the life of the options by a charge to retained earnings. At June 27, 1996 and December 28, 1995 options are outstanding that, if exercised, would require ARTRA to repurchase 164,847 and 283,965 shares of its common stock for an aggregate amount of $4,369,000 and $4,774,000, respectively.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



10.      REDEEMABLE PREFERRED STOCK

On September 27, 1989, ARTRA received a proposal to purchase BCA, the parent of Bagcraft, from Sage Group, Inc. ("Sage"), a privately-owned corporation that owned 100% of the outstanding common stock of BCA. Sage was merged with and into Ozite Corporation ("Ozite") on August 24, 1990. Peter R. Harvey, ARTRA's President, and John Harvey, ARTRA's Chairman of the Board of Directors, were the principal shareholders of Sage and are the principal shareholders of Ozite. Effective March 3, 1990, a wholly-owned subsidiary of ARTRA acquired 100% of BCA's issued and outstanding common shares for consideration of $5,451,000, which included 772,000 shares of ARTRA common stock and 3,750 shares of $1,000 par value junior non-convertible payment-in-kind redeemable Series A Preferred Stock with an estimated fair value of $1,012,000, net of unamortized discount of $2,738,000. The Series A Preferred Stock accrues dividends at the rate of 6% per annum and is redeemable by ARTRA on March 1, 2000 at a price of $1,000 per share plus accrued dividends. Accumulated dividends of $1,676,000 and $1,519,000 were accrued at June 27, 1996 and December 28, 1995, respectively.

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

In 1987, Bagcraft issued to a subsidiary of Ozite $5,000,000 of preferred stock (50,000 shares of 13.5% cumulative, redeemable preferred stock with a liquidation preference equal to $100 per share) redeemable by Bagcraft in 1997 at a price of $100 per share plus accrued dividends. Dividends, which accrue and are payable semiannually on June 1 and December 1 of each year, are reflected in the Company's condensed consolidated statement of operations as minority interest. The holder has agreed to forego dividend payments as long as such payments are prohibited by Bagcraft's lenders. Accumulated dividends of $5,794000 were accrued at December 28, 1995. After giving effect to the preferred stock exchange discussed below, 8,650 shares of Bagcraft redeemable preferred stock with accumulated dividends of $1,084,000 were outstanding at June 27, 1996.

Effective February 15, 1996, BCA, Bagcraft and Ozite entered into an agreement to exchange certain preferred stock between the Companies. Per terms of the exchange agreement BCA issued 8,135 shares of BCA Series B preferred stock
(13.5% cumulative, redeemable preferred stock with a liquidation preference equal to $1,000 per share, or a total carrying value of $8,135,000) to Ozite in exchange for 41,350 shares of Bagcraft redeemable preferred stock (with a liquidation preference equal to $100 per share plus accumulated dividends of $4,838,000, or a total carrying value of $8,973,000). The preferred stock exchange resulted in a gain of $838,000 which was reflected in the Company's condensed consolidated statement of operations as minority interest.

The BCA Series B preferred stock is redeemable on June 1, 1997. Accumulated dividends of $409,000 were accrued at June 27, 1997.

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

At June 27, 1996, the Company and its subsidiaries had Federal income tax loss carryforwards of approximately $33,000,000 available to be applied against future taxable income, if any. ARTRA's tax loss carryforwards of approximately $22,000,000 expire principally in 2003 - 2010. Additionally, ARTRA's discontinued Ultrasonix and Ratex subsidiaries had Federal income tax loss carryforwards of approximately $11,000,000 available to be applied against future taxable income, if any. In recent years, the Company has issued shares of its common stock to repay various debt obligations, as consideration for acquisitions, to fund working capital obligations and as consideration for various other transactions. Section 382 of the Internal Revenue Code of 1986 limits a corporation's utilization of its Federal income tax loss carryforwards when certain changes in the ownership of a corporation's common stock occurs. In the opinion of management, the Company is not currently subject to such limitations regarding the utilization of its Federal income tax loss carryforwards. Should the Company continue to issue a significant number of shares of its common stock, it could trigger a limitation that would prevent it from utilizing a substantial portion of its Federal income tax loss carryforwards.


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


13.      LITIGATION

The Company and its subsidiaries are the defendants in various business-related litigation and environmental matters. At June 27, 1996 and December 28, 1995, the Company had accrued $1,900,000 and $1,500,000, respectively, for potential business-related litigation and environmental liabilities. While these litigation and environmental matters involve wide ranges of potential liability, management does not believe the outcome of these matters will have a material adverse effect on the Company's financial statements. However, ARTRA may not have available funds to pay liabilities arising out of these business-related litigation and environmental matters or, in certain instances, to provide for its legal defense.

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

In June 1995 ARTRA entered into an agreement to settle amounts due ARTRA by Welch under terms of the noncompetition agreement and the subordinated security. Per terms of the settlement agreement, ARTRA received cash of $3,000,000 and a subordinated note in the principal amount of $640,000 payable June 30, 2001. In June 1996 the note was paid in accordance with terms of the settlement agreement at its present value and ARTRA received proceeds of $342,000.

In January, 1985 the United States Environmental Protection Agency ("EPA") notified the Company's Bagcraft subsidiary that it was a potentially responsible party under the Comprehensive Environmental Responsibility Compensation and Liability Act ("CERCLA") for alleged release of hazardous substances at the Cross Brothers site near Kankakee, Illinois. Although Bagcraft has denied liability for the site, it has entered into a settlement agreement with the EPA, along with the other third party defendants, to resolve all claims associated with the site except for state claims. In May, 1994 Bagcraft paid $850,000 plus accrued interest of $29,000 to formally extinguish the EPA claim. Bagcraft filed suit in 1993 in the United States District Court for the Northern District of Illinois, against its insurers to recover its liability costs in connection with the Cross Brothers case. Bagcraft was subsequently reimbursed by its insurers for its liability costs incurred in connection with the EPA claim. With regard to the state action, Bagcraft is participating in settlement discussions with the State and thirteen other potential responsible parties to resolve all claims associated with the State. The maximum state claim is $1.1 million for all participants. Bagcraft has accrued $120,000 related to the State action in the Company's condensed consolidated financial statements at June 27, 1996 and December 28, 1995.

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


14.      RELATED PARTY TRANSACTIONS

Advances to Peter R. Harvey, ARTRA's president, classified in the condensed consolidated balance sheet as a reduction of common shareholders' equity, consist of:

                                                     June 27,     December 28,
                                                       1996           1995
                                                     --------       --------
                                                         (in  thousands)

    Total advances, including accrued interest       $   5,072     $   5,369
    Less interest for the period
      January 1, 1993 to date,
      accrued and fully reserved                        (1,256)       (1,051)
                                                      --------      --------
          Net advances                               $   3,816     $   4,318
                                                      ========      ========

ARTRA has total advances due from its president, Peter R. Harvey, of which $5,072,000 and $5,369,000, including accrued interest, remained outstanding at June 27, 1996 and December 28, 1995 The advances bear interest at the prime rate plus 2% (10.25% at June 27, 1996 and 10.5% at December 28, 1995, respectively). This receivable from Peter R. Harvey has been classified as a reduction of common shareholders' equity. See Note 6 for an additional 1996 advance for Mr. Harvey's prorata share of debt discharged by a bank funded by ARTRA. Per terms of the debt discharge agreement, as partial consideration, the bank also received Mr. Harvey's $3,000,000 note payable to the bank. The bank assigned ARTRA a $2,150,000 interest in the Mr. Harvey's note, subordinated to the bank's $850,000 interest in Mr. Harvey's note, and ARTRA discharged $2,150,000 of Mr. Harvey's prior advances.

Commencing January 1, 1993 to date, interest on the advances to Peter R. Harvey has been accrued and fully reserved. Interest accrued and fully reserved on the advances to Peter R. Harvey for the six months ended June 27, 1996 and June 29, 1995 totaled $205,000 and $222,000, respectively.

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

As collateral for amounts due from Peter R. Harvey, the Company has received the pledge of 1,523 shares of ARTRA redeemable preferred stock (with a liquidation value of $1,523,000, plus accrued dividends) which are owned by Mr. Harvey. In addition, Mr. Harvey has pledged a 25% interest in Industrial Communication Company (a private company). Such interest is valued by Mr. Harvey at $800,000 to $1,000,000. During 1995, Peter R. Harvey entered into a pledge agreement with ARTRA whereby Mr. Harvey pledged additional collateral consisting of 42,067 shares of ARTRA common stock and 707,281 shares of Pure Tech International, Inc., a publicly traded corporation. Per terms of a February discharge of bank indebtedness (see Note 6), ARTRA received additional collateral from Mr. Harvey consisting of a $2,150,000 security interest in certain real estate, subordinated to the bank's $850,000 security interest in this real estate.

In conjunction with Lori's October 1995 acquisition of Global (see Note 2), ARTRA agreed to assume substantially all pre-existing Lori liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation. Accordingly, at June 27, 1996 and December 28, 1995, respectively, $2,254,000 and $4,500,000 of such pre-existing Lori liabilities were classified in ARTRA's condensed consolidated balance at as current liabilities of discontinued operations.

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


         COMFORCE

In September, 1995, COMFORCE Corporation (formerly Lori) adopted a plan to discontinue its jewelry business and recorded a provision of $1,000,000 for the estimated costs to complete the disposal of its jewelry business.

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

Effective July 4, 1995, COMFORCE and ARTRA entered into employment or consulting services agreements with certain individuals to manage Lori's entry into and development of the telecommunications and computer technical staffing services business. As additional compensation, the agreements provided for the issuance in aggregate of a 35% common stock interest in COMFORCE. After the issuance of the COMFORCE common shares, plus the effects of other transactions, ARTRA's common stock ownership interest in COMFORCE common stock was reduced to approximately 19% and 25% at June 27, 1996 and December 28, 1995, respectively. Accordingly, in October 1995, the accounts of COMFORCE and its majority-owned subsidiaries were deconsolidated from ARTRA's consolidated financial statements. See Note 5 to the Company's condensed consolidated financial statements for a further discussion of the accounting treatment of ARTRA's investment in COMFORCE.

Results of Operations

The Company's consolidated financial statements have been reclassified to report separately the results of operations of Arcar and COMFORCE's discontinued jewelry business prior to the deconsolidation of COMFORCE and its majority-owned subsidiaries effective October 1995. Accordingly, the following discussion of results of operations is presented for the Company's continuing operations at June 27, 1996, which were conducted by the Company's wholly-owned Bagcraft subsidiary. Bagcraft sells all of its products directly to its customers. On a very limited basis certain customers may be offered extended payment terms beyond 30 days depending upon prevailing trade practices and financial strength.

The following table presents, as a percentage of net sales, operating expenses and other income (expense) included the Company's earnings (loss) from continuing operations for the three and six month periods ended June 27, 1996 and June 29, 1995.

                                         Three Months Ended   Six Months Ended
                                         ------------------   ----------------
                                         June 27,  June 29,  June 27, June 29,
                                            1996     1995     1996      1995
                                          -------  -------   -------  -------

Net sales                                  100.0%   100.0%    100.0%   100.0%
                                           -----    -----     -----    -----

Costs and expenses:
   Cost of goods sold,
     exclusive of depreciation
     and amortization                       79.5%    83.9%     80.4%    84.2%
   Selling, general and administrative      12.9%    14.2%     13.1%    15.0%
   Depreciation and amortization             3.0%     3.8%      3.2%     3.7%
                                           -----    -----     -----    -----
                                            95.4%   101.9%     96.7%   102.9%
                                           -----    -----     -----    -----

Operating earnings (loss)                    4.6%    -1.9%      3.3%    -2.9%
                                           -----    -----     -----    -----

Other income (expense):
   Interest expense                         -5.4%    -6.0%     -5.7%    -6.2%
   Realized gain on disposal of
     available-for-sale securities          10.7%      --       8.6%      --
   Other income (expense), net              -0.2%     0.1%     -0.3%     0.1%
                                           -----    -----     -----    -----
                                             5.1%    -5.9%      2.6%    -6.1%
                                           -----    -----     -----    -----

Earnings (loss) from
   continuing operations
   before income taxes
   and minority interest                     9.7%    -7.8%      5.9%    -9.0%
Provision for income taxes                  -0.2%      --      -0.1%      --
                                           -----    -----     -----    -----
Minority interest                           -1.1%    -0.7%      0.3%    -0.7%
                                           -----    -----     -----    -----

Earnings (loss) from
    continuing operations                    8.4%    -8.5%      6.1%    -9.7%
                                           =====    =====     =====    =====


Three Months Ended June 27, 1996 vs. Three Months Ended June 29, 1995

Net sales from continuing operations of $32,363,000 for the three months ended June 27, 1996 were $277,000, or 1.0%, lower than net sales from continuing operations for the three months ended June 29, 1995. The 1996 sales decrease is attributable to an overall volume decrease partially offset by increased selling prices. The volume decrease is principallly attributable to a 1995 promotion by a major fast food customer. The increased 1996 selling prices were in response to the significant increases in paper costs in 1995.

The Company's cost of sales from continuing operations of $25,715,000 for the three months ended June 27, 1996 decreased $1,660,000 as compared to the three months ended June 29, 1995. Cost of sales from continuing operations in the three months ended June 27, 1996 was 79.5% of net sales compared to a cost of sales percentage of 83.9% for the three months ended June 29, 1995.

The decrease in cost of sales is primarily attributable to lower paper costs and decreased sales volume as noted above. The decrease in cost of sales percentage is primarily attributable to lower paper costs and improved production efficiencies in 1996.

Selling, general and administrative expenses from continuing operations were $4,172,000 in the three months ended June 27, 1996 as compared to $4,650,000 in the three months ended June 29, 1995. Selling, general and administrative expenses were 12.9% of net sales in the three months ended June 27, 1996 as compared to 14.2% of net sales in the three months ended June 29, 1995. The 1996 decrease in selling, general and administrative expenses is primarily attributable to professional fees for certain 1995 consulting projects, partially offset by costs accrued in June 1996 to consolidate Bagcraft's distribution facilities.

Depreciation and amortization expense from continuing operations was $983,000 in the three months ended June 27, 1996 as compared to $1,228,000 in the three months ended June 29, 1995. Depreciation and amortization expense was 3.0 % of net sales in the three months ended June 27, 1996 as compared to 3.8% of net sales in the three months ended June 29, 1995. The 1996 decrease in depreciation and amortization expense is primarily attributable to the December 1995 write-down of idle machinery and equipment dedicated to the production of microwave popcorn products.

The Company had operating earnings in the three months ended June 27, 1996 of $1,493,000 as compared to operating loss of $613,000 in the three months ended June 29, 1995. The 1996 increase in operating earnings is attributable to improved operating margins and to the decrease in selling, general and administrative expenses and depreciation and amortization expense as noted above.

Interest expense from continuing operations in the three months ended June 27, 1996 decreased $223,000 as compared to the three months ended June 29, 1995. The 1996 decrease is principally due to the February 1996 discharge of ARTRA bank indebtedness, partially offset by loan fees on 1996 short-term borrowings used to pay down certain debt obligations.

In June 1996, ARTRA sold 100,000 COMFORCE shares in the market. As additional consideration for two short-term loans, in April 1996 the lenders received 20,000 COMFORCE common shares held by ARTRA. The disposition of these 120,000 COMFORCE shares resulted in realized gains of $3,452,000 during the three months ended June 27, 1996.

No income tax expense is reflected in the Company's financial statements resulting from the Company's 1996 earnings from continuing operations due to the utilization of tax loss carryforwards. Due to the Company's tax loss carryforwards and the uncertainty of future taxable income, no income tax benefit was recognized in connection with the Company's 1995 pre-tax loss.


Six Months Ended June 27, 1996 vs. Six Months Ended June 29, 1995

Net sales from continuing operations were $60,765,000 for the six months ended June 27, 1996 as compared to net sales from continuing operations of $60,751,000 for the six months ended June 29, 1995. In 1996, as compared to 1995, the Company experienced an overall decrease in sales volume, partially offset by increased selling prices. The 1996 volume decrease is principallly attributable to a 1995 promotion by a major fast food customer. The increased 1996 selling prices were in response to the significant increases in paper costs in 1995.

The Company's cost of sales from continuing operations of $48,856,000 for the six months ended June 27, 1996 decreased $2,298,000 as compared to the six months ended June 29, 1995. Cost of sales from continuing operations in the six months ended June 27, 1996 was 80.4% of net sales compared to a cost of sales percentage of 84.2% for the six months ended June 29, 1995. The decrease in cost of sales is primarily attributable to lower paper costs and decreased sales volume as noted above. The decrease in cost of sales percentage is primarily attributable to lower paper costs and improved production efficiencies in 1996.

Selling, general and administrative expenses from continuing operations were $7,972,000 in the six months ended June 27, 1996 as compared to $9,129,000 in the six months ended June 29, 1995. Selling, general and administrative expenses were 13.1% of net sales in the six months ended June 27, 1996 as compared to 15.0% of net sales in the six months ended June 29, 1995. The 1996 decrease in selling, general and administrative expenses is primarily attributable to professional fees related to certain 1995 consulting projects.

Depreciation and amortization expense from continuing operations was $1,959,000 in the six months ended June 27, 1996 as compared to $2,219,000 in the six months ended June 29, 1995. Depreciation and amortization expense was 3.2 % of net sales in the three months ended June 27, 1996 as compared to 3.7% of net sales in the three months ended June 29, 1995. The 1996 decrease in depreciation and amortization expense is primarily attributable to the December 1995 write-down of idle machinery and equipment dedicated to the production of microwave popcorn products.

The Company had operating earnings in the six months ended June 27, 1996 of $1,978,000 as compared to operating loss of $1,751,000 in the six months ended June 29, 1995. The 1996 increase in operating earnings is attributable to improved operating margins and to the decrease in selling, general and administrative expenses as noted above.

Interest expense from continuing operations in the six months ended June 27, 1996 decreased $287,000 as compared to the six months ended June 29, 1995. The 1996 decrease is principally due to the February 1996 discharge of ARTRA bank indebtedness, partially offset by loan fees on 1996 short-term borrowings used to pay down certain debt obligations.

During the six months ended June 27, 1996, ARTRA sold 200,000 of its COMFORCE common shares to certain officers, directors and key employees of ARTRA for notes totaling $400,000 and sold 193,000 COMFORCE shares in the market. As additional consideration for 1996 short-term loans, the lenders received 45,000 COMFORCE common shares held by ARTRA. The disposition of these 438,000 COMFORCE shares resulted in realized gains of $5,251000 during the six months ended June 27, 1996.

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


Liquidity and Capital Resources

         Cash and Cash Equivalents and Working Capital

Cash and cash equivalents decreased $1,360,000 during the six months ended June 27, 1996. Cash flows used by operating activities of $1,971,000 and cash flows used by financing activities of $2,814,000 exceeded cash flows from investing activities of $3,425,000. Cash flows used by operating activities were principally attributable to funds used to pay down accounts payable and accrued liabilities. Cash flows used by financing activities were principally attributable to a net reduction of short-term borrowings, partially offset by a net increase in long-term debt. Cash flows from investing activities principally represent proceeds from the sale of COMFORCE common stock.

The Company's consolidated working capital deficiency decreased $14,703000 to $11,662,000 during the six months ended June 27, 1996. The decrease in working capital deficiency is principally attributable to an agreement to discharge amounts due on ARTRA bank notes and related accrued interest and fees.


         Status of Debt Agreements and Operating Plan

At December 28, 1995 the Company's corporate entity was in default of provisions of certain of its credit agreements. Under certain debt agreements ARTRA is limited in the amounts it can withdraw from its Bagcraft operating subsidiary. In February, 1996, a bank lender agreed to discharge amounts due under bank notes of the corporate entity ($12,063,000 plus accrued interest and fees) and certain obligations of the Company's president, Peter R. Harvey. Effective February 1, 1996, Bagcraft's credit agreement was extended until September 30, 1997. See Notes 6, 7 and 8 to the Company's condensed consolidated financial statements and discussion below.

         ARTRA Corporate

At December 28, 1995, $12,063,000 in ARTRA notes, plus accrued interest and fees, were payable to a bank. The notes provided for interest at the prime rate. In February 1996, a bank agreed to discharge all amounts under its ARTRA notes ($12,063,000 plus accrued interest and fees) and certain obligations of ARTRA's president, Peter R. Harvey for consideration consisting of ARTRA's cash payment of $5,050,000, Mr. Harvey's cash payment of $100,000 and Mr. Harvey's $3,000,000 note payable to the bank (the "Harvey Note"). The bank assigned ARTRA a $2,150,000 interest in the Harvey Note, subordinated to the bank's $850,000 interest in the Harvey Note, and ARTRA discharged $2,150,000 of Mr. Harvey's prior advances. ARTRA recognized a gain on the discharge of this indebtedness of $9,424,000 ($1.23 per share) in the first quarter of 1996 and recorded a receivable for Mr. Harvey's prorata share ($1,089,000) of the debt discharge funded by the Company. The cash payment due the bank was funded principally with proceeds received from the Bagcraft subsidiary in conjunction with the issuance of BCA (the parent of Bagcraft) preferred stock (see Note 10) along with proceeds received from a short-term loan agreement with an unaffiliated company. As collateral for this advance and other previous advances (see Note 14 to the Company's condensed consolidated financial statements), Mr. Harvey provided ARTRA a $2,150,000 security interest in certain real estate, subordinated to the bank's $850,000 security interest in this real estate.

In conjunction with the discharge of bank debt discussed above, the Company entered into a $1,900,000 short-term loan agreement with an unaffiliated company. The loan, due May 26, 1996, with interest at 12% was collateralized by, among other things, the common stock of ARTRA's BCA subsidiary. As additional compensation for its loan and for participating in the above discharge of indebtedness the unaffiliated company received 150,000 shares of ARTRA common stock (with a then fair market value of $661,000 after a discount for restricted marketability) and 25,000 shares of COMFORCE common stock held by ARTRA (with a then fair market value of $200,000). Additionally, for consideration of $500,000, the lender purchased an option to acquire up to 40% of the common stock of Bagcraft for nominal consideration. The borrowings under this short-term loan agreement were repaid in April, 1996 and, per terms of the loan agreement, ARTRA repurchased the option for a cash payment of $550,000.

In December 1995, ARTRA completed a private placement of $2,500,000 of 12% convertible subordinated promissory notes due March 21, 1996. As additional consideration the noteholders received 15,000 ARTRA common shares per each $100,000 of notes issued, or an aggregate of 375,000 ARTRA common shares. The ARTRA common shares were valued at $1,266,000 ($3.375 per share) based upon the closing market value of ARTRA common stock on the date of issue, discounted for restricted marketability. The proceeds from the private placement, held in escrow at December 28, 1995, were used to pay down other debt obligations in January, 1996. In March and April 1996 the notes were repaid, principally with proceeds from the private placement of the secured promissory notes discussed above.

In April 1996, ARTRA commenced a private placement of $7,575,000 of 12% secured promissory notes due April 15, 1997, of which $7,375,000 was placed as of June 27, 1996. As additional consideration the noteholders received warrants to purchase an aggregate of 413,750 ARTRA common shares at a price of $6.00 per share. The warrants are exercisable August 15, 1996 and expire April 15, 1999. These promissory notes are collateralized by ARTRA's interest in all of the common stock of BCA (the parent of Bagcraft). The proceeds from the private placement, completed in July 1996, were used principally to pay down other debt obligations.

As discussed in Note 14 to the Company's condensed consolidated financial statements, ARTRA has total advances due from its president, Peter R. Harvey, of which $5,072,000 and $5,369,000, including accrued interest, remained outstanding at June 27, 1996 and December 28, 1995 The advances bear interest at the prime rate plus 2% (10.25% at June 27, 1996 and 10.5% at December 28, 1995, respectively). Commencing January 1, 1993 to date, interest on all advances to Peter R. Harvey has been accrued and fully reserved. This receivable from Peter
R. Harvey has been classified as a reduction of common shareholders' equity.

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

As collateral for amounts due from Peter R. Harvey, the Company has received the pledge of 1,523 shares of ARTRA redeemable preferred stock (with a liquidation value of $1,523,000, plus accrued dividends) which are owned by Mr. Harvey. In addition, Mr. Harvey has pledged a 25% interest in Industrial Communication Company (a private company). Such interest is valued by Mr. Harvey at $800,000 to $1,000,000. During 1995, Peter R. Harvey entered into a pledge agreement with ARTRA whereby Mr. Harvey pledged additional collateral consisting of 42,067 shares of ARTRA common stock and 707,281 shares of Pure Tech International, Inc., a publicly traded corporation. Per terms of a February discharge of bank indebtedness (see Note 6 to the Company's condensed consolidated financial statements), ARTRA received additional collateral from Mr. Harvey consisting of a $2,150,000 security interest in certain real estate, subordinated to the bank's $850,000 security interest in this real estate.

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

As discussed in Note 10 to the condensed consolidated financial statements, ARTRA, Bagcraft and Bagcraft's parent BCA have various redeemable preferred stock issues with an aggregate carrying value of $18,746,000 outstanding at June 27, 1997. These redeemable preferred stock issues have various maturity dates commencing in 1997.

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

         Bagcraft

Bagcraft's Credit Agreement that provides for a revolving credit loan and two separate term loans. The term loans are separate facilities initially totaling $12,000,000 (Term Loan A) and $8,000,000 (Term Loan B), bearing interest at the lender's index rate plus 1.75% and 3%, respectively. At June 27, 1996, outstanding borrowings on Term Loan A and Term Loan B were $12,000,000 and $3,400,000, respectively, with interest rates of 10 % and 11.25% respectively.

The amount available to Bagcraft under the revolving credit loan is subject to a borrowing base, as defined in the agreement, up to a maximum of $18,000,000. At June 27, 1996 and December 28, 1995, approximately $1,800,000 and $6,600,000, respectively, was available and unused by Bagcraft under the revolving credit loan. Borrowings under the revolving credit loan bear interest at the lender's index rate plus 1.5% and are payable upon maturity of the Credit Agreement, unless accelerated under terms of the Credit Agreement. At June 27, 1996 the interest rate on the revolving credit loan was 9.75%.

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

Borrowings under the Credit Agreement are collateralized by substantially all of the assets of Bagcraft. The Credit Agreement, as amended, contains various restrictive covenants, that among other restrictions, require Bagcraft to maintain minimum levels of tangible net worth and liquidity levels, and limits capital expenditures and restricts additional loans, dividend payments and payments to related parties. In addition, the Credit Agreement prohibits changes in ownership of Bagcraft. At June 27, 1996 Bagcraft was in compliance with the provisions of its Credit Agreement.

In March, 1994 Bagcraft and the City of Baxter Springs, Kansas completed a $12,500,000 financing package associated with the construction of a new 265,000 sq. ft. production facility in Baxter Springs, Kansas. The financing package, funded by a combination of Federal, state and local funds, consists of the following loan agreements payable by Bagcraft directly to the City of Baxter
Springs:

         A $7,000,000 promissory note payable in ten installments of $700,000 due annually on July 21 of each year beginning in 1995 through maturity on July 21, 2004. Interest, at varying rates from 4.6% to 6.6%, is payable semi-annually. At June 27, 1996 and December 28, 1995, Bagcraft had outstanding borrowings of $6,300,000 under this loan agreement.

         A $5,000,000 subordinated promissory note payable as follows: $150,000 due in 1996; $2,425,000 due in 1998; and $2,425,000 due in 1999. The
         subordinated promissory note is non-interest bearing, subject to certain repayment provisions as defined in the agreement (as amended). At June 27, 1996 and December 28, 1995, Bagcraft had outstanding borrowings of $4,850,000 and $5,000,000, respectively, under this loan agreement.

         Two separate $250,000 subordinated promissory notes payable in varying installments through January 20, 2025. The subordinated promissory notes are non-interest bearing, subject to certain repayment provisions as defined in the agreement. At June 27, 1996 and December 28, 1995, Bagcraft had outstanding borrowings of $237,000 and $494,000, respectively, under this loan agreement.

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

During the six months ended June 27, 1996, ARTRA sold 200,000 of its COMFORCE common shares to certain officers, directors and key employees of ARTRA for notes totaling $400,000 and sold 193,000 COMFORCE shares in the market. As additional consideration for 1996 short-term loans, the lenders received 45,000 COMFORCE common shares held by ARTRA. The disposition of these 438,000 COMFORCE shares resulted in realized gains of $5,251000 during the six months ended June 27, 1996.

At June 27, 1996 ARTRA's remaining investment in COMFORCE (1,983,036 shares currently a common stock ownership interest of approximately 19%) was classified in the Company's condensed consolidated balance sheet in noncurrent assets as "Available-for-sale securities." At June 27, 1996 the gross unrealized gain relating to ARTRA's investment in COMFORCE, reflected as a separate component of shareholders' equity, was $50,363,000.

Additionally, in conjunction with the Global acquisition, ARTRA agreed to assume substantially all pre-existing Lori liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation. Accordingly, at June 27, 1996 and December 28, 1995, respectively, $2,254,000 and $4,500,000 of such pre-existing Lori liabilities were classified in ARTRA's condensed consolidated balance at as current liabilities of discontinued operations. See Note 5 to the condensed consolidated financial statements for a further discussion of ARTRA's investment in COMFORCE.


The common stock and virtually all the assets of the Company and its Bagcraft subsidiary have been pledged as collateral for borrowings under various loan agreements. Under certain debt agreements the Company is limited in the amounts it can withdraw from its operating subsidiaries. At June 27, 1996 and December 28, 1995, substantially all cash and equivalents on the Company's consolidated balance sheet were restricted to use by and for the Company's operating subsidiaries.


         Litigation

The Company and its subsidiaries are the defendants in various business-related litigation and environmental matters. See Note 13 to the Company's consolidated financial statements. At June 27, 1996 and December 28, 1995, the Company had accrued $1,800,000 and $1,500,000 respectively, for potential business-related litigation and environmental liabilities. However, as discussed above ARTRA may not have available funds to pay liabilities arising out of these business-related litigation and environmental matters or, in certain instances, to provide for its legal defense. ARTRA could suffer severe adverse consequences in the event of an unfavorable judgment in any of these matters.

         Net Operating Loss Carryforwards

At June 27, 1996, the Company and its subsidiaries had Federal income tax loss carryforwards of approximately $33,000,000 available to be applied against future taxable income, if any. ARTRA's tax loss carryforwards of approximately $22,000,000 expire principally in 2003 - 2010. Additionally, ARTRA's discontinued Ultrasonix and Ratex subsidiaries had Federal income tax loss carryforwards of approximately $11,000,000 available to be applied against future taxable income, if any. In recent years, the Company has issued shares of its common stock to repay various debt obligations, as consideration for acquisitions, to fund working capital obligations and as consideration for various other transactions. Section 382 of the Internal Revenue Code of 1986 limits a corporation's utilization of its Federal income tax loss carryforwards when certain changes in the ownership of a corporation's common stock occurs. In the opinion of management, the Company is not currently subject to such limitations regarding the utilization of its Federal income tax loss carryforwards. Should the Company continue to issue a significant number of shares of its common stock, it could trigger a limitation that would prevent it from utilizing a substantial portion of its Federal income tax loss carryforwards.


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

                           PART II - OTHER INFORMATION





Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


                  (a)      Exhibits:


                           EXHIBIT 11

                           Computation of earnings per share and equivalent share of common stock for the six months ended June 27, 1996 and June 29, 1995.



                  (b)      Reports on Form 8-K:

                           None

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






                                           ARTRA GROUP INCORPORATED
                                           ________________________
                                                  Registrant







Dated:   August 14, 1996                       JAMES D. DOERING
________________________           __________________________________________
                                   Vice President and Chief Financial Officer