Form 10-Q
period 1996-09-26
ARTRA GROUP INC
filed 1996-11-12
CIK 200243

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 26, 1996

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

                                    Yes X    No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at October 31, 1996
  -------------------------------             -------------------------------
  Common stock, without par value                       7,694,872

                            ARTRA GROUP INCORPORATED

                                      INDEX



                                                                         Page
                                                                        Number
                                                                        ------

PART I    FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets
               September 26, 1996 and December 28, 1995                    2

           Condensed Consolidated Statements of Operations
               Three Months and Nine Months Ended
               September 26, 1996 and September 28, 1995                   4

           Condensed Consolidated Statement of Changes
               in Shareholders' Equity (Deficit)
               Nine Months Ended September 26, 1996                        5

           Condensed Consolidated Statements of Cash Flows
               Nine Months Ended September 26, 1996
               and September 28, 1995                                      6

           Notes to Consolidated Financial Statements                      7


 Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations              26


PART II    OTHER INFORMATION

 Item 6.   Exhibits and Reports on Form 8-K                               37



SIGNATURES                                                                38

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited in thousands)


                                                     September 26,  December 28,
                                                         1996          1995
                                                       --------      --------

                                     ASSETS
Current assets:
   Cash and equivalents                                  $   99        $2,347
   Restricted cash and equivalents                          --            552
   Receivables, less allowance for doubtful
      accounts of $301 in 1996 and $250 in 1995           9,071        10,897
   Inventories                                           15,211        16,634
   Available-for-sale securities                            --          1,427
   Other                                                  1,108           324
                                                       --------       -------
               Total current assets                      25,489        32,181
                                                       --------       -------


Property, plant and equipment                            45,645        44,273
Less accumulated depreciation and amortization           19,795        17,335
                                                       --------       -------
                                                         25,850        26,938
                                                       --------       -------

Other assets:
   Available -for-sale securities                        31,728        15,519
   Excess of cost over net assets acquired,
      net of accumulated amortization of
      $2,007 in 1996 and $1,778 in 1995                   3,029         3,258
   Other                                                     35            53
                                                       --------       -------
                                                         34,792        18,830
                                                       --------       -------
                                                        $86,131       $77,949
                                                       ========       =======


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited in thousands)


                                                     September 26,  December 28,
                                                         1996          1995
                                                       --------      --------

                                   LIABILITIES
Current liabilities:
   Notes payable, including amounts due to related
      parties of $3,600 in 1996 and $5,675 in 1995      $15,518       $25,300
   Current maturities of long-term debt                   2,407         3,512
   Accounts payable, including amounts due to a
      related party of $399 in 1995                       7,645        10,925
   Accrued expenses                                       9,667        14,106
   Income taxes                                             367           203
   Liabilities of discontinued operations                   764         4,500
                                                        -------       -------
               Total current liabilities                 36,368        58,546
                                                        -------       -------

Long-term debt                                           34,541        34,113
Other noncurrent liabilities                              1,750           650
Commitments and contingencies

Redeemable common stock,
   issued 98,734 shares in 1996
   and 283,965 shares in 1995                             3,565         4,774
ARTRA redeemable preferred stock:
   Series  A,  $1,000  par  value,
      6%  cumulative  payment-in-kind, including
      accumulated dividends, net of unamortized
      discount of $1,349 in 1996 and
      $1,575 in 1995; redeemable March 1, 2000
      at $1,000 per share plus accrued dividends;
      authorized 2,000,000 shares all series;
      issued 3,750 shares                                 4,157         3,694
   Series E, $1,000 par value, 10% cumulative,
       liquidation  preference equal to $1,000
       or 200 shares of common stock per
       share, plus accrued dividends;
       convertible, at the holder's option into
       200 shares of common stock per share               2,250           --
Bagcraft redeemable preferred stock
   payable  to a related  party,
   cumulative $.01 par value, 13.5%; including
   accumulated dividends; redeemable in 1997
   with a liquidation preference equal to
   $100 per share; issued 8,650 shares in 1996
   and 50,000 shares in 1995                              1,978        10,794
BCA Holdings preferred stock:
   Series A, $1.00 par value, 6% cumulative,
      including accumulated dividends;
      liquidation preference of $1,000 per share;
      10,000 shares authorized;
      issued 3,675 shares                                 4,308         4,143
   Series B payable to a related party,
      $1.00 par value, 13.5% cumulative,
      including accumulated  dividends;
      redeemable in 1997 with a liquidation
      preference of $1,000 per share;
      8,135 shares authorized and issued                  8,818           --

                         SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, no par value;
    authorized  20,000,000 shares in 1996
     and 7,500,000 shares in 1995;
     issued 7,603,766 shares in 1996
     and 7,102,979 shares in 1995                         5,777         5,540
Additional paid-in capital                               40,140        38,526
Unrealized appreciation of investments                   34,960        21,047
Receivable from related party,
    including accrued interest                           (5,861)       (4,318)
Accumulated deficit                                     (86,568)      (98,755)
                                                       --------      --------
                                                        (11,552)      (37,960)
Less treasury stock (7,628 shares in 1996
     and 57,038 shares in 1995), at cost                     52           805
                                                       --------      --------
                                                        (11,604)      (38,765)
                                                       --------      --------
                                                        $86,131       $77,949
                                                       ========      ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited in thousands, except per share data)


                                                                 Three Months Ended       Nine Months Ended
                                                               ----------------------   ---------------------
                                                                Sept 26,     Sept 28,    Sept 26,     Sept 28,
                                                                  1996         1995*       1996         1995*
                                                               --------     --------    --------     --------

Net sales                                                      $ 29,397     $ 29,952    $ 90,162     $ 90,703
                                                               --------     --------    --------     --------

Costs and expenses:
   Cost of goods sold,
      exclusive of depreciation and amortization                 22,854       25,717      71,710       76,871
   Selling, general and administrative                            2,995        6,843      10,967       15,972
   Depreciation and amortization                                    995        1,087       2,954        3,306
                                                               --------     --------    --------     --------
                                                                 26,844       33,647      85,631       96,149
                                                               --------     --------    --------     --------

Operating earnings (loss)                                         2,553       (3,695)      4,531       (5,446)
                                                               --------     --------    --------     --------

Other income (expense):
   Interest expense                                              (1,886)      (2,621)     (5,370)      (6,392)
   Realized gain on disposal
      of available-for-sale securities                              328          --        4,823          --
   Other income (expense), net                                        5          (32)       (205)           1
                                                               --------     --------    --------     --------
                                                                 (1,553)      (2,653)       (752)      (6,391)
                                                               --------     --------    --------     --------

Earnings (loss) from continuing operations
   before income taxes and minority interest                      1,000       (6,348)      3,779      (11,837)
Provision for income taxes                                          (37)         (36)        (87)         (35)
Minority interest                                                  (359)        (223)       (169)        (671)
                                                               --------     --------    --------     --------
Earnings (loss) from continuing operations                          604       (6,607)      3,523      (12,543)
Loss from discontinued operations                                  --         (1,402)       --         (9,156)
                                                                                                     --------
                                                               --------     --------    --------     --------
Earnings (loss) before extraordinary credit                         604       (8,009)      3,523      (21,699)
Extraordinary credit, net discharge of indebtedness                --           --         9,424        9,113
                                                               --------     --------    --------     --------
Net earnings (loss)                                                 604       (8,009)     12,947      (12,586)
Dividends applicable to
   redeemable preferred stock                                      (157)        (144)       (463)        (422)
Reduction of retained earnings
   applicable to redeemable common stock                            (92)         (84)       (297)        (246)
                                                               --------     --------    --------     --------
Earnings (loss) applicable to common shares                    $    355     ($ 8,237)   $ 12,187     ($13,254)
                                                               ========     ========    ========     ========

Earnings (loss) per share:
   Continuing operations                                       $   0.04     ($  1.02)   $   0.32     ($  1.96)
   Discontinued operations                                         --          (0.20)       --          (1.36)
                                                               --------     --------    --------     --------
   Earnings (loss) before extraordinary credit                     0.04        (1.22)       0.32        (3.32)
   Extraordinary credit                                            --           --          1.23         1.35
                                                               --------     --------    --------     --------
   Net earnings (loss)                                         $   0.04     ($  1.22)   $   1.55     ($  1.97)
                                                               ========     ========    ========     ========

Weighted average number of shares of common stock and
   common stock equivalents outstanding                           7,949        6,730       7,870        6,712
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


                                                                Unrealized  Receivable                                      Total
                                     Common Stock   Additional Appreciation    From                  Treasury Stock    Shareholders'
                                 ------------------   Paid-in       of        Related  Accumulated -------------------     Equity
                                   Shares   Dollars   Capital   Investments    Party    (Deficit)    Shares   Dollars     (Deficit)
                                 ---------  -------   -------   -----------  --------   ---------  --------- ---------   ---------

Balance at December 28, 1995     7,102,979   $5,540   $38,526    $  21,047   ($4,318)   ($98,755)     57,038   ($  805)  ($ 38,765)
 Net earnings                         --       --        --           --        --        12,947        --        --        12,947
 Common stock issued
   to pay liabilities              125,012       94       362         --        --          --      (120,554)      818       1,274
 Common stock as
   additional consideration
   for short-term borrowings        50,544       38      (398)        --        --          --       (99,456)    1,021         661
 Increase in receivable from
   related party,
   including accrued interest         --       --        --           --      (1,543)       --          --        --        (1,543)
 Common stock loaned
   by related party                   --       --        --           --         587        --       100,000      (587)       --
 Repay common stock
   loaned by related party         100,000       75       512         --        (587)       --          --        --          --
 Increase in unrealized
   appreciation of investments        --       --        --         13,913      --          --          --        --        13,913
 Exercise of stock options
   and warrants                     40,000       30       142         --        --          --       (16,900)      109         281
 Common stock received
   as consideration
   for short-term note                --       --        --           --        --          --        87,500      (608)       (608)
 Reclassification of
   redeemable common stock         185,231     --         996         --        --          --          --        --           996
 Redeemable common
   stock accretion                    --       --        --           --        --          (297)       --        --          (297)
 Redeemable preferred
   stock dividends                    --       --        --           --        --          (463)       --        --          (463)
                                 ---------   ------   -------    ---------   -------    --------   ---------   -------   ---------
Balance at September 26, 1996    7,603,766   $5,777   $40,140    $  34,960   ($5,861)   ($86,568)      7,628   ($   52)  $ (11,604)
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

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited in thousands)



                                                         Nine Months Ended
                                                    -------------------------
                                                    September 26, September 28,
                                                          1996        1995
                                                       ---------   ---------

Net cash flows used by operating activities,           ($  4,516)  ($    284)
                                                       ---------   ---------

Cash flows from investing activities:
   Additions to property, plant and equipment             (1,797)     (1,892)
   Retail fixtures                                          --          (631)
   Proceeds from collection of Welch notes                   342       3,000
   Proceeds from sale of COMFORCE common stock             3,717        --
   Investment in COMFORCE Global                            --          (753)
   Payment of liabilites with restricted cash               --           550
   Decrease in unexpended plant construction funds           552         224
   Other                                                      91        --
                                                       ---------   ---------
Net cash flows from investing activities                   2,905         498
                                                       ---------   ---------

Cash flows from financing activities:
   Net increase (decrease) in short-term debt               (577)      1,564
   Proceeds from long-term borrowings                     99,497     101,406
   Reduction of long-term debt                           (99,327)   (104,813)
   Exercise of stock options and warrants                    281        --
   Redeemable common stock options exercised                (510)        (70)
   Other                                                      (1)       (289)
                                                       ---------   ---------
Net cash flows used by financing activities                 (637)     (2,202)
                                                       ---------   ---------

Decrease in cash and cash equivalents                     (2,248)     (1,988)
Cash and equivalents, beginning of period                  2,347       2,070
                                                       ---------   ---------
Cash and equivalents, end of period                    $      99   $      82
                                                       =========   =========

Supplemental cash flow information:
   Cash paid during the period for:
      Interest                                         $   4,388   $   4,793
      Income taxes paid, net                                   8          18

Supplemental schedule of noncash
  investing and financing activities:
    ARTRA Series E redeemable preferred stock
       issued for payment of short-term notes              2,250        --
    BCA Holdings redeemable preferred stock
       issued in exchange for Bagcraft
       redeemable preferred stock                          8,135        --
    Issue common stock
       to pay down current liabilities                     1,274         208
    Issue common stock as additional
       consideration for short-term borrowings               661        --


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION AND FINANCIAL RESTRUCTURING

ARTRA GROUP Incorporated's ("ARTRA" or the "Company") condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position as of September 26, 1996, and the results of operations and changes in cash flows for the three and nine month periods ended September 26, 1996 and September 28, 1995. In recent years, the Company has suffered recurring losses from operations and has a net capital deficiency. As a result of these factors, the Company has experienced difficulty in obtaining adequate financing to replace certain current credit arrangements, certain of which are in default, to fund its debt service and liquidity requirements in 1996. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 7 Notes Payable, and Note 8 Long Term Debt, for further discussion of the status of credit arrangements and restrictions on the ability of the Company's operating subsidiary to fund ARTRA corporate obligations. Due to its limited ability to receive operating funds from its operating subsidiary, ARTRA has historically met its operating expenditures with funds generated by alternative sources, such as private placements of ARTRA common stock and notes, sales of ARTRA common stock with put options, loans from officers/directors and private investors, as well as through sales of assets and/or other equity infusions. ARTRA plans to continue to seek such alternative sources of funds to meet its future operating expenditures.

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

Effective July 4, 1995, COMFORCE and ARTRA entered into employment or consulting services agreements with certain individuals to manage Lori's entry into and development of the telecommunications and computer technical staffing services business. As additional compensation, the agreements provided for the issuance in aggregate of a 35% common stock interest in COMFORCE. After the issuance of the COMFORCE common shares, plus the effects of the issuance of COMFORCE common shares sold by private placements and other COMFORCE common shares issued in conjunction with the Global acquisition, ARTRA's common stock ownership interest in COMFORCE common stock was reduced to approximately 25% at December 28, 1995. Accordingly, in October 1995, the accounts of COMFORCE and its majority-owned subsidiaries were deconsolidated from ARTRA's consolidated financial statements and ARTRA's investment in COMFORCE was accounted for under the equity method through the end of fiscal 1995. At September 26, 1996 ARTRA's common stock ownership interest in COMFORCE common stock was reduced to approximately 19%. See Notes 2 and 5 for a further discussion of ARTRA's investment in COMFORCE.

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

Effective October 17, 1995, COMFORCE acquired all of the capital stock of COMFORCE Global, Inc. ("Global"), formerly Spectrum Global Services, Inc. d/b/a YIELD Global, for consideration of approximately $6.4 million, net of cash acquired. This consideration consisted of cash to the seller of approximately $5.1 million, fees of approximately $700,000, including a fee of $500,000 to a related party, and 500,000 shares of COMFORCE common stock valued at $843,000 (at a price per share of $1.68) issued as consideration for various fees and guarantees associated with the transaction. The 500,000 shares of COMFORCE common stock consisted of (I) 100,000 shares issued to an unrelated party for guaranteeing the purchase price to the seller, (ii) 100,000 shares issued to ARTRA, then the majority stockholder of the Company, in consideration of its guaranteeing the purchase price to the seller and agreeing to enter into the Assumption Agreement, as discussed below, (iii) 150,000 issued to two unrelated parties for advisory services in connection with the acquisition, and (iv) 150,000 shares issued to Peter R. Harvey, then a Vice President and director of COMFORCE for guaranteeing the

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



payment of the $6.4 million purchase price to the seller. Additionally, in conjunction with the Global acquisition, ARTRA entered into an Assumption Agreement whereby it agreed to assume substantially all pre-existing Lori liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation. Accordingly, at September 26, 1996, $764,000 of such pre-existing Lori liabilities were classified in ARTRA's condensed consolidated balance as current liabilities of discontinued operations.

Global provides telecommunications and computer technical staffing services worldwide to Fortune 500 companies and maintains an extensive, global database of technical specialists with an emphasis on wireless communications capability.

Effective July 4, 1995, Lori's management agreed to issue up to a 35% common stock interest in COMFORCE to certain individuals to manage COMFORCE's entry into the telecommunications and computer technical staffing business. COMFORCE recognized a non-recurring charge of $3,425,000 related to this stock since these stock awards were 100% vested when issued, and were neither conditioned upon these individuals' service to the Company as employees nor the consummation of the COMFORCE Global acquisition. Accordingly, this compensation charge was fully recognized in 1995. The shares of COMFORCE common stock issued in accordance with the above agreements were valued at $.93 per share. COMFORCE's management valued COMFORCE based on its discussions with market makers and other advisors, taking into account (i) that the Jewelry Business, which was discontinued at the end of the second quarter of 1995, had a negligible value, and (ii) the value of COMFORCE was principally related to the potential effect that a purchase of COMFORCE Global, if successfully concluded, would have market value of COMFORCE common stock. COMFORCE's management believes this value of $.93 per share to be a fair and appropriate value based upon COMFORCE's financial condition as of the date COMFORCE became obligated to issue these shares. After the issuance of the COMFORCE common shares, plus the effects of other transactions, ARTRA's common stock ownership interest in COMFORCE common stock was reduced to approximately 19% and 25% at September 26, 1996 and December 28, 1995, respectively. Accordingly, in October 1995, the accounts of COMFORCE and its majority-owned subsidiaries were deconsolidated from ARTRA's consolidated financial statements. See Note 5 for a further discussion of the accounting treatment of ARTRA's investment in COMFORCE.

A disagreement has arisen among ARTRA and COMFORCE regarding interpretations of the July 4, 1995 agreement, as amended, to issue up to a 35% common stock interest in COMFORCE to certain individuals to manage COMFORCE's entry into the telecommunications and computer technical staffing business; the Global acquisition agreement; and the Assumption Agreement whereby ARTRA agreed to assume substantially all pre-existing Lori liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation. The disputed issues include (i) the number of COMFORCE common shares issued to the above individuals to manage COMFORCE's entry into the telecommunications and computer technical staffing business. Accordingly, ARTRA voted against ratification of the issuance of these shares at COMFORCE's Annual Meeting of Stockholders held on October 28, 1996;
(ii) the number of COMFORCE common stock options issued to COMFORCE's current management group subsequent to the Global acquisition; (iii) 100,000 COMFORCE common shares to be issued to ARTRA in consideration of its guaranteeing the Global purchase price to the seller and agreeing to assume certain pre-existing Lori liabilities; (iv) 150,000 COMFORCE common shares to be issued to Peter R. Harvey for guaranteeing the payment of the Global purchase price to the seller, and (vi) certain stock options granted in 1993 under provisions of COMFORCE's Long-Term Stock Investment Plan. As a result of the above disagreements, ARTRA has not exchanged its Lori Series C preferred stock with a liquidation value of $19.5 million for 100,000 COMFORCE common shares, as required by the Assumption Agreement, and will not consummate the exchange until all of the disputes are resolved. ARTRA's financial statements have reflected the exchange of the Lori Series C preferred stock for 100,000 COMFORCE common shares in accordance with the Assumption Agreement. Based on the above disputed matters, ARTRA is withholding delivery of the Lori Series C preferred shares and is seeking appropriate resolution in conformity with the Assumption Agreement and resolution of the other obligations owed by COMFORCE to ARTRA and its employees,

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



or ARTRA will seek to rescind this aspect of the agreement. Additionally, ARTRA's financial statements have reflected the issuance of 100,000 COMFORCE common shares to ARTRA as compensation for guaranteeing the Global purchase price to the seller and entering into the Assumption Agreement. COMFORCE is withholding issuance of such shares to ARTRA, in violation of the Global acquisition agreement. ARTRA has aggressively attempted to resolve its dispute with COMFORCE without success and at this point, ARTRA can not predict the ultimate resolution, nor whether such dispute can be resolved without litigation.

The Company's consolidated financial statements have been reclassified to report separately the results of operations of Arcar and COMFORCE's discontinued jewelry business prior to the deconsolidation of COMFORCE and its majority-owned subsidiaries effective October 1995. The operating results (in thousands) of Bagcraft's discontinued Arcar subsidiary and COMFORCE's discontinued jewelry business and the provision for loss on disposal of COMFORCE's discontinued jewelry business for the three and nine months ended September 28, 1995 consist of:

                                                   Three Months   Nine Months
                                                       Ended        Ended
                                                      Sept 28,     Sept 28,
                                                        1995         1995
                                                      --------    ---------

    Net sales                                         $  5,145    $  16,932
                                                      ========    =========

    Loss from discontinued operations
      before income taxes                             $   (422)   $  (8,151)

    (Provision) credit for income taxes                     20           (5)
                                                      --------    ---------
    Loss from operations                              $   (402)   $  (8,156)
                                                      ========    =========

    Provision for disposal of COMFORCE's
      jewelry business                                  (1,000)      (1,000)

    Provision for income taxes                             --           --
                                                      --------    ---------
    Provision for disposal of  business                 (1,000)      (1,000)
                                                      --------    ---------
    Loss from discontinued operations                 $ (1,402)    $ (9,156)
                                                    ==========    =========

3.       CONCENTRATION OF RISK

The accounts receivable of the Company's Bagcraft subsidiary at September 26, 1996 consist primarily of amounts due from companies in the food industry. As a result, the collectibility of these receivables is dependent, to an extent, upon the economic condition and financial stability of the food industry. Credit risk is minimized as a result of the large number and diverse nature of Bagcraft's customer base. Bagcraft's major customers include some of the largest companies in the food industry. At September 26, 1996, Bagcraft had 10 customers with accounts receivable balances that aggregated approximately 29% of the Company's total trade accounts receivable. In fiscal year 1995 no single customer accounted for 10% or more of Bagcraft's sales.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



4.       INVENTORIES

Inventories (in  thousands) consist of:
                                               September 26,  December 28,
                                                    1996          1995

     Raw materials and supplies                   $ 5,762       $ 5,645
     Work in process                                  302            40
     Finished goods                                 9,147        10,949
                                                  -------       -------
                                                  $15,211       $16,634
                                                  =======       =======

5.            INVESTMENT IN COMFORCE CORPORATION

In prior years and until October 1995, COMFORCE was a majority-owned subsidiary of ARTRA and, accordingly, the accounts of COMFORCE and its majority-owned subsidiaries were included in the consolidated financial statements of ARTRA. As discussed in Note 2, primarily due to the issuances of COMFORCE common shares in conjunction with the acquisition of Global, ARTRA's common stock ownership in COMFORCE was reduced to approximately 25% at December 28, 1995. Accordingly, in October 1995, the accounts of COMFORCE and its majority-owned subsidiaries were deconsolidated from ARTRA's consolidated financial statements and ARTRA's investment in COMFORCE was accounted for under the requirements of APB Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock" through the end of fiscal 1995.

Effective December 28, 1995, John Harvey and Peter R. Harvey, ARTRA's chairman and president, respectively, resigned as directors of COMFORCE and Peter R. Harvey resigned as a vice president of COMFORCE. Due to such factors as a lack of board of directors representation and participation in policy formulation by ARTRA, as well as a lack of interchange of managerial personnel, ARTRA no longer was able to exercise significant influence over the operating and financial policies of COMFORCE. Additionally, assuming contemplated additional issuances of COMFORCE common shares, on a fully diluted basis ARTRA's ownership interest in COMFORCE at December 28, 1995 would have been reduced to less than 20%. In the opinion of the Company, effective December 28, 1995, ARTRA's investment in COMFORCE ceased to conform to the requirements of APB Opinion No. 18. Accordingly, ARTRA adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Under this statement, at December 28, 1995, ARTRA's investment in COMFORCE was reclassified as available for sale and was stated at fair value. The adoption of SFAS No. 115 resulted in an increase to shareholders' equity in the fourth quarter of 1995 of $21,047,000.

In January 1996, the Company's Board of Directors approved the sale of 200,000 of ARTRA's COMFORCE common shares to certain officers, directors and key employees of ARTRA for non-interest bearing notes totaling $400,000. The notes, collateralized by the 200,000 COMFORCE common shares sold, are not payable until the earlier of the registration of these shares under the Securities Act of 1993 or the expiration of the applicable resale waiting period under Securities Act Rule 144. Additionally, the noteholders have the right to put their COMFORCE shares back to ARTRA in full payment of the balance of their notes. Based upon the preceding factors, the Company has concluded that, for reporting purposes, it has effectively sold options to certain officers, directors and key employees to acquire 200,000 of ARTRA's COMFORCE common shares. Accordingly, these 200,000 COMFORCE common shares have been removed from the Company's portfolio of "Available-for-sale securities" and are classified in the Company's condensed consolidated balance sheet at September 26, 1996 as other current assets with an aggregate value of $400,000, based upon the value of proceeds to be

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


received upon future exercise of the options. The disposition of these 200,000 COMFORCE common shares will result in a gain which has been deferred and will not be recognized in the Company's financial statements until the options to purchase these 200,000 COMFORCE common shares are exercised. As of September 26, 1996, no options to acquire any of the 200,000 COMFORCE common shares had been exercised.

As additional consideration for a February 1996 short-term loan (see Notes 6 and
7) a lender received 25,000 COMFORCE common shares held by ARTRA. In March 1996, ARTRA sold 93,000 COMFORCE shares in the market, with the proceeds of approximately $630,000 used for working capital. The above mentioned 118,000 COMFORCE common shares were classified in the Company's consolidated balance sheet at December 28, 1995 in current assets as "Available-for-sale securities." The disposition of these 118,000 COMFORCE shares during the quarter ended March 28, 1996 resulted in realized gains of $1,043,000, with cost determined by average cost.

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

As additional consideration for a short-term loan, in September 1996 the lender received 50,000 COMFORCE common shares held by ARTRA resulting in an additional realized gain of $328,000, with cost determined by average cost.

At September 26, 1996 ARTRA's remaining investment in COMFORCE (1,813,036 shares, currently a common stock ownership interest of approximately 19%) was classified in the Company's condensed consolidated balance sheet in noncurrent assets as "Available-for-sale securities." At September 26, 1996 the gross unrealized gain relating to ARTRA's investment in COMFORCE, reflected as a separate component of shareholders' equity, was $34,960,000.

As discussed in Note 7, at September 26, 1996, 1,175,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary have been pledged as collateral for various short-term borrowings.


6.       EXTRAORDINARY GAINS

         ARTRA Debt Restructuring

In February 1996, a bank agreed to discharge all amounts under its ARTRA notes ($12,063,000 plus accrued interest and fees) and certain obligations of ARTRA's president, Peter R. Harvey for consideration consisting of ARTRA's cash payment of $5,050,000, Mr. Harvey's cash payment of $100,000 and Mr. Harvey's $3,000,000 note payable to the bank (the "Harvey Note"). The bank assigned ARTRA a $2,150,000 interest in the Harvey Note, subordinated to the bank's $850,000 interest in the Harvey Note. ARTRA then discharged $2,150,000 of Mr. Harvey's prior advances in exchange for its $2,150,000 interest in Mr. Harvey's $3,000,000 note payable to the bank.. The amount of the $5,050,000 cash payment to the bank applicable to Peter R. Harvey ($1,089,000) was charged to amounts due from Peter R. Harvey. ARTRA recognized a gain on the discharge of this indebtedness of $9,424,000 ($1.23 per share) in the first quarter of 1996. The cash payment due the bank was funded principally with proceeds received from the Bagcraft subsidiary in conjunction with the issuance of BCA (the parent of Bagcraft) preferred stock along with proceeds received from a short-term loan agreement with an unaffiliated company that was subsequently repaid. See Notes 7 and 10 for further discussions of these transactions. As additional compensation for its loan and for participating in the above discharge of indebtedness the unaffiliated company received 150,000 shares of ARTRA common stock (with a then fair market value of $661,000 after a discount for restricted marketability) and 25,000 shares of COMFORCE common stock held by ARTRA (with a then fair market value of $200,000).

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

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



7.       NOTES PAYABLE


     Notes payable (in thousands) consist of:

                                                  September 26,   December 28,
                                                      1996           1995
                                                    --------       --------
         ARTRA bank notes payable,
           at various interest rates                $  2,500       $ 12,063


         ARTRA 12% secured promissory notes            7,575             -

         ARTRA 12% convertible
           subordinated promissory notes                  -           2,500

         Amounts due to related parties,
           interest principally at 10%                 3,600          5,675

         Other, interest from 10% to 20%               1,843          5,062
                                                    --------       --------
                                                    $ 15,518       $ 25,300
                                                    ========       ========

         Bank Notes Payable

On August 15, 1996, ARTRA and its 100% owned Fill-Mor subsidiary entered into a $2,500,000 term loan agreement with a bank. The loan, payable by Fill-Mor in 90 days, bears interest, payable monthly, at the bank's reference rate (8.25% at September 26, 1996). Fill-Mor has an option to extend the loan for an additional 90 days. The loan, guaranteed by ARTRA, is collateralized by 800,000 shares of COMFORCE common stock owned by Fill-Mor. If an Event of Default (as defined in the loan agreement) shall occur, the bank has the right to sell all of its rights and interest in the loan to an unaffiliated individual for an aggregate price equal to the outstanding principal balance of the loan plus accrued interest. The proceeds of the loan were used for working capital.

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


         Secured Promissory Notes

In April 1996, ARTRA commenced a private placement of $7,575,000 of 12% secured promissory notes due April 15, 1997. As additional consideration the noteholders received warrants to purchase an aggregate of 413,750 ARTRA common shares at a price of $6.00 per share. The warrants expire April 15, 1999. These promissory notes are collateralized by ARTRA's interest in all of the common stock of BCA (the parent of Bagcraft). The proceeds from the private placement, completed in July 1996, were used principally to pay down other debt obligations.


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


         Amounts Due To Related Parties

At September 26, 1996 and December 28, 1995, ARTRA had outstanding borrowings of $3,000,000 from an unaffiliated company currently holding approximately 7% of ARTRA's outstanding common stock.. The loans are evidenced by unsecured short-term notes bearing interest at 10%. As additional compensation for the above loans, the lender received five year warrants expiring in 1998 to purchase an aggregate of 86,250 ARTRA common shares at prices ranging from $6.00 to $7.00 per share. In December 1995 the unaffiliated company received 126,222 shares of ARTRA common in payment of past due interest through October 31, 1995.

In May, 1996, ARTRA borrowed $100,000 from a private investor, evidenced by an unsecured short-term note, due August 7, 1996, bearing interest at 10%. At the Company's annual meeting of shareholders, held August 29, 1996, the private investor was elected to the Company's board of directors. At September 26, 1996, the $100,000 loan was outstanding.

In August, 1996, ARTRA borrowed $500,000 from a private investor, evidenced by an short-term note, due December 23, 1996, bearing interest at 10%. The loan is collateralized by 125,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary. As additional compensation for the loan, the lender received a warrant, expiring in 2001, to purchase 25,000 ARTRA common shares at a price of $5.00 per share. At the Company's annual meeting of shareholders, held August 29, 1996, the private investor was elected to the Company's board of directors. At September 26, 1996, the $500,000 loan was outstanding.

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

As additional consideration, the private corporation received an option to put back to ARTRA the 49,980 shares of ARTRA common stock received as compensation for its former $2,500,000 ARTRA loan guaranty at a price of $15.00 per share. The put option is exercisable on the later of the day that the $2,500,000 note payable to the private corporation becomes due or the date the ARTRA bank notes have been paid in full. The option price increases by $2.25 per share annually ($20.063 per share at September 26, 1996). The $2,500,000 note payable to the private corporation was reflected in the above table at December 28, 1995 as amounts due to related parties. During the first quarter of 1996, the $2,500,000 note and related accrued interest was paid in full principally with proceeds from additional short-term borrowings.


         Other

In conjunction with the discharge of bank debt discussed above, the Company entered into a $1,900,000 short-term loan agreement, due May 26, 1996, with an unaffiliated company. The loan, with interest at 12%, was collateralized by, among other things, the common stock of ARTRA's BCA subsidiary. As additional compensation for its loan and for participating in the above discharge of indebtedness the unaffiliated company received 150,000 shares of ARTRA common stock (with a then fair market value of $661,000 after a discount for restricted marketability) and 25,000 shares of COMFORCE common stock held by ARTRA (with a then fair market value of $200,000). Additionally, for consideration of $500,000, the lender purchased an option to acquire up to 40% of the common stock of Bagcraft for nominal consideration. The borrowings under this short-term loan agreement were repaid in April, 1996 and, per terms of the loan agreement, ARTRA repurchased the option for a cash payment of $550,000.

In October 1996 the Company and its Fill-Mor subsidiary entered into a margin loan agreement with a financial institution under which provided for borrowings of $600,000, with interest approximating the prime rate. Borrowings under the loan agreement are collateralized by 125,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary.

At September 26, 1996 and December 28, 1995, other notes payable includes short-term borrowings of $1,843,000 and $5,062,000, respectively, payable under various short-term loan agreements with unaffiliated companies and private investors. These loans bear interest at varying rates from 10% to 20%. Certain of these loans, aggregating $500,000 in outstanding, are collateralized by 125,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



8.       LONG-TERM DEBT

         Long-term debt (in thousands) consists of:


                                                 September 26,  December 28,
                                                       1996         1995
                                                    --------     --------
   Bagcraft Credit Agreement:
       Term loan A,
         interest at the prime rate plus 1.75%      $ 12,000     $ 12,000
       Term loan B,
         interest at the prime rate plus 3%            2,800        4,600
       Revolving credit loan,
         interest at the prime rate plus 1.5%         12,311        9,231
       Unamortized discount                             (847)          -
   Bagcraft
       City of Baxter Springs,
         Kansas loan agreements,
         interest at varying rates                    10,684       11,794
                                                    --------     --------
                                                      36,948       37,625
   Current scheduled maturities                      (2,407)      (3,512)
                                                    --------     --------
                                                    $ 34,541     $ 34,113
                                                    ========     ========


         Bagcraft

Bagcraft's Credit Agreement that provides for a revolving credit loan and two separate term loans. The term loans are separate facilities initially totaling $12,000,000 (Term Loan A) and $8,000,000 (Term Loan B), bearing interest at the lender's index rate plus 1.75% and 3%, respectively. At September 26, 1996, interest rates on Term Loan A and Term Loan B were 10 % and 11.25% respectively.

The amount available to Bagcraft under the revolving credit loan is subject to a borrowing base, as defined in the agreement, up to a maximum of $18,000,000. At September 26, 1996 and December 28, 1995, approximately $1,900,000 and $6,600,000, respectively, was available and unused by Bagcraft under the revolving credit loan. Borrowings under the revolving credit loan bear interest at the lender's index rate plus 1.5% and are payable upon maturity of the Credit Agreement, unless accelerated under terms of the Credit Agreement. At September 26, 1996 the interest rate on the revolving credit loan was 9.75%.

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

Borrowings under the Credit Agreement are collateralized by substantially all of the assets of Bagcraft. The Credit Agreement, as amended, contains various restrictive covenants, that among other restrictions, require Bagcraft to maintain minimum levels of tangible net worth and liquidity levels, and limits capital expenditures and restricts additional loans, dividend payments and payments to related parties. In addition, the Credit Agreement prohibits changes in ownership of Bagcraft. At September 26, 1996 Bagcraft was in compliance with the provisions of its Credit Agreement.

In March, 1994 Bagcraft and the City of Baxter Springs, Kansas completed a $12,500,000 financing package associated with the construction of a new 265,000 sq. ft. production facility in Baxter Springs, Kansas. The financing package, funded by a combination of Federal, state and local funds, consists of the following loan agreements payable by Bagcraft directly to the City of Baxter
Springs:

         A $7,000,000 promissory note payable in ten installments of $700,000 due annually on July 21 of each year beginning in 1995 through maturity on July 21, 2004. Interest, at varying rates from 4.6% to 6.6%, is payable semi-annually. At September 26, 1996 and December 28, 1995, Bagcraft had outstanding borrowings of $5,600,000 and $6,300,000, respectively, under this loan agreement.

         A $5,000,000 subordinated promissory note payable as follows: $150,000 due in 1996; $2,425,000 due in 1998; and $2,425,000 due in 1999. The
         subordinated promissory note is non-interest bearing, subject to certain repayment provisions as defined in the agreement (as amended). At September 26, 1996 and December 28, 1995, Bagcraft had outstanding borrowings of $4,850,000 and $5,000,000, respectively, under this loan agreement.

         Two separate $250,000 subordinated promissory notes payable in varying installments through January 20, 2025. The subordinated promissory notes are non-interest bearing, subject to certain repayment provisions as defined in the agreement. At September 26, 1996 and December 28, 1995, Bagcraft had outstanding borrowings of $234,000 and $494,000, respectively, under this loan agreement.

Borrowings under the above loan agreements are collateralized by a first lien on the land and building at the Baxter Springs, Kansas production facility and by a second lien on certain machinery and equipment. Under certain circumstances, repayment of the borrowings under the above loan agreements is subordinated to the repayment of obligations under Bagcraft's Credit Agreement. At December 28, 1995, $552,000 of borrowings from the above loan agreements was reflected in the condensed consolidated balance sheet in current assets as restricted cash and equivalents. These funds, invested in interest bearing cash equivalents and restricted for expenditures associated with the Baxter Springs, Kansas project were expended during the first quarter of 1996.

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

At September 26, 1996 and December 28, 1995 options are outstanding that, if exercised, would require ARTRA to

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



repurchase 98,734 and 283,965 shares of its common stock for an aggregate amount of $3,565,000 and $4,774,000, respectively. In September 1996, the Company settled an obligation that would have required ARTRA to repurchase 66,113 common shares for a total of $897,000. The option holder received cash payments of $510,000 and retained the 66,113 ARTRA common shares in settlement of all obligations due under the option agreement. Additionally, during 1996, the holder of 100,000 ARTRA common shares with an option that would have required the Company to repurchase these shares for $500,000 sold these shares in a private transaction. Accordingly, these 166,113 shares of ARTRA common stock were removed from redeemable common stock and reclassified to shareholders' equity.


10.      REDEEMABLE PREFERRED STOCK

         ARTRA

Effective September 26, 1996, in payment of principal and interest due on ARTRA notes, the noteholder received 2,250 shares of ARTRA Series E redeemable preferred stock ($1,000 par value, 10% cumulative, liquidation preference equal to $1,000 or 200 shares of common stock per share, plus accrued dividends). Each share of the Series E redeemable preferred stock is convertible, at the holder's option, into 200 shares of ARTRA common stock.

On September 27, 1989, ARTRA received a proposal to purchase BCA, the parent of Bagcraft, from Sage Group, Inc. ("Sage"), a privately-owned corporation that owned 100% of the outstanding common stock of BCA. Sage was merged with and into Ozite Corporation ("Ozite") on August 24, 1990. Peter R. Harvey, ARTRA's President, and John Harvey, ARTRA's Chairman of the Board of Directors, were the principal shareholders of Sage and are the principal shareholders of Ozite. Effective March 3, 1990, a wholly-owned subsidiary of ARTRA acquired 100% of BCA's issued and outstanding common shares for consideration of $5,451,000, which included 772,000 shares of ARTRA common stock and 3,750 shares of $1,000 par value junior non-convertible payment-in-kind redeemable Series A Preferred Stock with an estimated fair value of $1,012,000, net of unamortized discount of $2,738,000. The Series A Preferred Stock accrues dividends at the rate of 6% per annum and is redeemable by ARTRA on March 1, 2000 at a price of $1,000 per share plus accrued dividends. Accumulated dividends of $1,756,000 and $1,519,000 were accrued at September 26, 1996 and December 28, 1995, respectively.

         Bagcraft/BCA Holdings

In 1987, Bagcraft obtained financing from a subsidiary of Ozite through the issuance of a $5,000,000 unsecured subordinated note, due June 1, 1997. During 1992, per agreement with the noteholder, the interest payments were remitted to ARTRA and the noteholder received 675 shares of BCA Series A preferred stock ($1.00 par value, 6% cumulative with a liquidation preference equal to $1,000 per share) with a liquidation value of $675,000. In December, 1993, the unsecured subordinated note and accrued interest thereon were paid in full from proceeds of Bagcraft's Credit Agreement. Per agreement with the noteholder, the accrued interest outstanding on the note of $3,000,000 was remitted to ARTRA and the noteholder received an additional 3,000 shares BCA preferred stock having a liquidation value of $3,000,000.
Accumulated dividends of $633,000 were accrued at September 26, 1996.

In 1987, Bagcraft issued to a subsidiary of Ozite $5,000,000 of preferred stock (50,000 shares of 13.5% cumulative, redeemable preferred stock with a liquidation preference equal to $100 per share) redeemable by Bagcraft in 1997 at a price of $100 per share plus accrued dividends. Dividends, which accrue and are payable semiannually on June 1 and December 1 of each year, are reflected in the Company's condensed consolidated statement of operations as minority interest. The holder has agreed to forego dividend payments as long as such payments are prohibited by Bagcraft's lenders. Accumulated dividends of $5,794000 were accrued at December 28, 1995. After giving effect to the preferred stock exchange discussed below, 8,650 shares of Bagcraft redeemable preferred stock with accumulated dividends of $1,113,000 were outstanding at September 26, 1996.

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

The BCA Series B preferred stock is redeemable on June 1, 1997. Accumulated dividends of $683,000 were accrued at September 26, 1996.

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

At September 26, 1996, the Company and its subsidiaries had Federal income tax loss carryforwards of approximately $33,000,000 available to be applied against future taxable income, if any. ARTRA's tax loss carryforwards of approximately $22,000,000 expire principally in 2003 - 2010. Additionally, ARTRA's discontinued Ultrasonix and Ratex subsidiaries had Federal income tax loss carryforwards of approximately $11,000,000 available to be applied against future taxable income, if any. In recent years, the Company has issued shares of its common stock to repay various debt obligations, as consideration for acquisitions, to fund working capital obligations and as consideration for various other transactions. Section 382 of the Internal Revenue Code of 1986 limits a corporation's utilization of its Federal income tax loss carryforwards when certain changes in the ownership of a corporation's common stock occurs. In the opinion of management, the Company is not currently subject to such limitations regarding the utilization of its Federal income tax loss carryforwards. Should the Company continue to issue a significant number of shares of its common stock, it could trigger a limitation that would prevent it from utilizing a substantial portion of its Federal income tax loss carryforwards.


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


13.      LITIGATION

The Company and its subsidiaries are the defendants in various business-related litigation and environmental matters. At September 26, 1996 and December 28, 1995, the Company had accrued $1,900,000 and $1,500,000, respectively, for business-related litigation and environmental liabilities. While these litigation and environmental matters involve wide

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



ranges of potential liability, management does not believe the outcome of these matters will have a material adverse effect on the Company's financial statements. However, ARTRA may not have available funds to pay liabilities arising out of these business-related litigation and environmental matters or, in certain instances, to provide for its legal defense.

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

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



In January, 1985 the United States Environmental Protection Agency ("EPA") notified the Company's Bagcraft subsidiary that it was a potentially responsible party under the Comprehensive Environmental Responsibility Compensation and Liability Act ("CERCLA") for alleged release of hazardous substances at the Cross Brothers site near Kankakee, Illinois. Although Bagcraft has denied liability for the site, it has entered into a settlement agreement with the EPA, along with the other third party defendants, to resolve all claims associated with the site except for state claims. In May, 1994 Bagcraft paid $850,000 plus accrued interest of $29,000 to formally extinguish the EPA claim. Bagcraft filed suit in 1993 in the United States District Court for the Northern District of Illinois, against its insurers to recover its liability costs in connection with the Cross Brothers case. Bagcraft was subsequently reimbursed by its insurers for its liability costs incurred in connection with the EPA claim. With regard to the state action, Bagcraft is participating in settlement discussions with the State and thirteen other potential responsible parties to resolve all claims associated with the State. The maximum state claim is $1.1 million for all participants. Bagcraft has accrued $120,000 related to the State action in the Company's condensed consolidated financial statements at September 26, 1996 and December 28, 1995.

Bagcraft was listed as a de minimis contributor at the American Chemical Services, Inc. off-site disposal location in Griffith, Indiana and the Duane Marine off-site disposal location in Perth Amboy, New Jersey. These sites are included in the EPA's National Priorities List. Bagcraft is presently unable to determine its liability, if any, with respect to this site.

Bagcraft has been notified by the EPA that it is a potentially responsible party for the disposal of hazardous substances at the Ninth Avenue site in Gary, Indiana. This site is listed on the EPA's National Priorities list. A group of defendant PRPs, known as the Ninth Avenue Remedial Group, settled with the USEPA and agreed to remediate the site. This Group subsequently sued numerous third party defendants, including Bagcraft, alleged also to be responsible parties at the site. The plaintiffs have produced only limited testamentary evidence, and no documentary evidence, linking Bagcraft to this site, and the Company has neither discovered any records which indicate, nor located any current or former employees who have advised, that Bagcraft deposited hazardous substances at the site. Based on the foregoing, management of the Company does not believe that it is probable that the Company will have any liability for the costs of the clean-up of this site. The Company intends to vigorously defend itself in this case.

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

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



14.      RELATED PARTY TRANSACTIONS

Advances to Peter R. Harvey, ARTRA's president, classified in the condensed consolidated balance sheet as a reduction of common shareholders' equity, consist of:


                                                  September 26,    December 28,
                                                       1996           1995
                                                     --------       --------
                                                         (in  thousands)

    Total advances, including accrued interest       $   7,232     $   5,369
    Less interest for the period
      January 1, 1993 to date,
      accrued and fully reserved                        (1,371)       (1,051)
                                                      --------      --------
          Net advances                               $   5,861     $   4,318
                                                      ========      ========

ARTRA has total advances due from its president, Peter R. Harvey, of which $7,232,000 and $5,369,000, including accrued interest, remained outstanding at September 26, 1996 and December 28, 1995, respectively. The advances bear interest at the prime rate plus 2% (10.25% at September 26, 1996 and 10.5% at December 28, 1995, respectively). This receivable from Peter R. Harvey has been classified as a reduction of common shareholders' equity. See Note 6 for an additional 1996 advance for Mr. Harvey's prorata share of debt discharged by a bank funded by ARTRA. Per terms of the debt discharge agreement, as partial consideration, the bank also received Mr. Harvey's $3,000,000 note payable to the bank. The bank assigned ARTRA a $2,150,000 interest in the Mr. Harvey's note, subordinated to the bank's $850,000 interest in Mr.
Harvey's note, and ARTRA discharged $2,150,000 of Mr. Harvey's prior advances.

In June 1996, Peter R. Harvey loaned the Company 100,000 shares of ARTRA common stock with (with a then fair market value of $587,000). The Company principally issued these common shares to certain lenders as additional consideration for short-term loans. In September 1996, after the Company's shareholders approved an increase in the number of authorized common shares, the Company repaid this loan. At Peter R. Harvey's direction, the 100,000 shares of the Company's common stock were issued in blocks of 25,000 shares to the four daughters of the Company's Chairman of the Board, John Harvey. John Harvey and Peter R. Harvey are brothers.

In May 1991, ARTRA's Fill-Mor subsidiary made advances to Peter R. Harvey. The advances, made out of a portion of the proceeds of a short-term bank loan, provided for interest at the prime rate plus 2%. The amount of these advances at March 30, 1995 was $1,540,000 (including $398,000 of accrued interest). In April, 1995, these advances from ARTRA's Fill-Mor subsidiary to Peter R. Harvey were transferred to ARTRA as a dividend.

Commencing January 1, 1993 to date, interest on the advances to Peter R. Harvey has been accrued and fully reserved. Interest accrued and fully reserved on the advances to Peter R. Harvey for the nine months ended September 26, 1996 and September 28, 1995 totaled $320,000 and $325,000, respectively.

Peter R. Harvey has not received other than nominal compensation for his services as an officer or director of ARTRA or any of its subsidiaries since October of 1990 and Mr. Harvey has agreed not to accept any compensation for his services as an officer or director of ARTRA or any of its subsidiaries until his obligations to ARTRA, described above, are fully satisfied. Additionally, since December 31, 1986, Peter R. Harvey has guaranteed approximately $40,000,000 of ARTRA obligations to private and institutional lenders (John Harvey also was a co-guarantor of a $26,700,000 loan included in that total with Peter R. Harvey) and has also hypothecated personal assets as security for certain ARTRA obligations.

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

In conjunction with Lori's October 1995 acquisition of Global (see Note 2), ARTRA agreed to assume substantially all pre-existing Lori liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation. Accordingly, at September 26, 1996 and December 28, 1995, respectively, $764,000 and
$4,500,000 of such pre-existing Lori liabilities were classified in ARTRA's condensed consolidated balance at as current liabilities of discontinued operations.

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

Effective October 17, 1995, COMFORCE acquired all of the capital stock of COMFORCE Global, Inc. ("Global"), formerly Spectrum Global Services, Inc. d/b/a YIELD Global, for consideration of approximately $6.4 million, net of cash acquired. This consideration consisted of cash to the seller of approximately $5.1 million, fees of approximately $700,000, including a fee of $500,000 to a related party, and 500,000 shares of COMFORCE common stock valued at $843,000 (at a price per share of $1.68) issued as consideration for various fees and guarantees associated with the transaction. The 500,000 shares of COMFORCE common stock consisted of (I) 100,000 shares issued to an unrelated party for guaranteeing the purchase price to the seller, (ii) 100,000 shares issued to ARTRA, then the majority stockholder of the Company, in consideration of its guaranteeing the purchase price to the seller and agreeing to enter into the Assumption Agreement, as discussed below, (iii) 150,000 issued to two unrelated parties for advisory services in connection with the acquisition, and (iv) 150,000 shares issued to Peter R. Harvey, then a Vice President and director of COMFORCE for guaranteeing the payment of the $6.4 million purchase price to the seller. Additionally, in conjunction with the Global acquisition, ARTRA entered into an Assumption Agreement whereby it agreed to assume substantially all pre-existing Lori liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation. Accordingly, at September 26, 1996, $764,000 of such pre-existing Lori liabilities were classified in ARTRA's condensed consolidated balance as current liabilities of discontinued operations.

Global provides telecommunications and computer technical staffing services worldwide to Fortune 500 companies and maintains an extensive, global database of technical specialists with an emphasis on wireless communications capability.

Effective July 4, 1995, Lori's management agreed to issue up to a 35% common stock interest in COMFORCE to certain individuals to manage COMFORCE's entry into the telecommunications and computer technical staffing business. COMFORCE recognized a non-recurring charge of $3,425,000 related to this stock since these stock awards were 100% vested when issued, and were neither conditioned upon these individuals' service to the Company as employees nor the consummation of the COMFORCE Global acquisition. Accordingly, this compensation charge was fully recognized in 1995. The shares of COMFORCE common stock issued in accordance with the above agreements were valued at $.93 per share. COMFORCE's management valued COMFORCE based on its discussions with market makers and other advisors, taking into account (i) that the Jewelry Business, which was discontinued at the end of the second quarter of 1995, had a negligible value, and (ii) the value of COMFORCE was principally related to the potential effect that a purchase of COMFORCE Global, if successfully concluded, would have market value of COMFORCE common stock. COMFORCE's management believes this value of $.93 per share to be a fair and appropriate value based upon COMFORCE's financial condition as of the date COMFORCE became obligated to issue these shares. After the issuance of the COMFORCE common shares, plus the effects of other transactions, ARTRA's common stock ownership interest in COMFORCE common stock was reduced to approximately 19% and 25% at September 26, 1996 and December 28, 1995, respectively. Accordingly, in October 1995, the accounts of COMFORCE and its majority-owned subsidiaries were deconsolidated from ARTRA's consolidated financial statements. See Note 5 for a further discussion of the accounting treatment of ARTRA's investment in COMFORCE.

A disagreement has arisen among ARTRA and COMFORCE regarding interpretations of the July 4, 1995 agreement, as amended, to issue up to a 35% common stock interest in COMFORCE to certain individuals to manage COMFORCE's entry into the telecommunications and computer technical staffing business; the Global acquisition agreement; and the Assumption Agreement whereby ARTRA agreed to assume substantially all pre-existing Lori liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation. The disputed issues include (i) the number of COMFORCE common shares issued to the above individuals to manage COMFORCE's entry into the telecommunications and computer technical staffing business. Accordingly, ARTRA voted against ratification of the issuance of these shares at COMFORCE's Annual Meeting of Stockholders held on October 28, 1996;
(ii) the number of COMFORCE common stock options issued to COMFORCE's current management group subsequent to the Global acquisition; (iii) 100,000 COMFORCE common shares to be issued to ARTRA in consideration of its guaranteeing the Global purchase price to the seller and agreeing to assume certain pre-existing Lori liabilities; (iv) 150,000 COMFORCE common shares to be issued to Peter R. Harvey for guaranteeing the payment of the Global purchase price to the seller, and (vi) certain stock options granted in 1993 under provisions of COMFORCE's Long-Term Stock Investment Plan. As a result of the above disagreements, ARTRA has not exchanged its Lori Series C preferred stock with a liquidation value of $19.5 million for 100,000 COMFORCE common shares, as required by the Assumption Agreement, and will not consummate the exchange until all of the disputes are resolved. ARTRA's financial statements have reflected the exchange of the Lori Series C preferred stock for 100,000 COMFORCE common shares in accordance with the Assumption Agreement. Based on the above disputed matters, ARTRA is withholding delivery of the Lori Series C preferred shares and is seeking appropriate resolution in conformity with the Assumption Agreement and resolution of the other obligations owed by COMFORCE to ARTRA and its employees, or ARTRA will seek to rescind this aspect of the agreement. Additionally, ARTRA's financial statements have reflected the issuance of 100,000 COMFORCE common shares to ARTRA as compensation for guaranteeing the Global purchase price to the seller and entering into the Assumption Agreement. COMFORCE is withholding issuance of such shares to ARTRA, in violation of the Global acquisition agreement. ARTRA has aggressively attempted to resolve its dispute with COMFORCE without success and at this point, ARTRA can not predict the ultimate resolution, nor whether such dispute can be resolved without litigation.

Results of Operations

The Company's consolidated financial statements have been reclassified to report separately the results of operations of Arcar and COMFORCE's discontinued jewelry business prior to the deconsolidation of COMFORCE and its majority-owned subsidiaries effective October 1995. Accordingly, the following discussion of results of operations is presented for the Company's continuing operations at September 26, 1996, which were conducted by the Company's wholly-owned Bagcraft subsidiary. Bagcraft sells all of its products directly to its customers. On a very limited basis certain customers may be offered extended payment terms beyond 30 days depending upon prevailing trade practices and financial strength.

The following table presents, as a percentage of net sales, operating expenses and other income (expense) included the Company's earnings (loss) from continuing operations for the three and nine month periods ended September 26, 1996 and September 28, 1995.

                                         Three Months Ended   Nine Months Ended
                                         ------------------   -----------------
                                          Sept 26, Sept 28,  Sept 26, Sept 28,
                                            1996     1995      1996     1995
                                          -------  -------   -------  -------

Net sales                                  100.0%   100.0%    100.0%   100.0%
                                           -----    -----     -----    -----

Costs and expenses:
   Cost of goods sold,
     exclusive of depreciation
     and amortization                       77.7%    85.9%     79.5%    84.8%
   Selling, general and administrative      10.2%    22.8%     12.2%    17.6%
   Depreciation and amortization             3.4%     3.6%      3.3%     3.6%
                                           -----    -----     -----    -----
                                            91.3%   112.3%     95.0%   106.0%
                                           -----    -----     -----    -----

Operating earnings (loss)                    8.7%   -12.3%      5.0%    -6.0%
                                           -----    -----     -----    -----

Other income (expense):
   Interest expense                         -6.4%    -8.8%     -6.0%    -7.0%
   Realized gain on disposal of
     available-for-sale securities           1.1%      --       5.3%      --
   Other income (expense), net                --      0.1%     -0.2%      --
                                           -----    -----     -----    -----
                                            -5.3%    -8.9%     -0.9%    -7.0%
                                           -----    -----     -----    -----

Earnings (loss) from
   continuing operations
   before income taxes
   and minority interest                     3.4%   -21.2%      4.1%   -13.0%
Provision for income taxes                  -0.1%    -0.1%     -0.1%      --
Minority interest                           -1.2%    -0.7%     -0.2%    -0.7%
                                           -----    -----     -----    -----
Earnings (loss) from
    continuing operations                    2.1%   -22.0%      3.8%   -13.7%
                                           =====    =====     =====    =====

Three Months Ended September 26, 1996 vs. Three Months Ended September 28, 1995

Net sales from continuing operations of $29,397,000 for the three months ended September 26, 1996 were $555,000, or 1.9%, lower than net sales from continuing operations for the three months ended September 28, 1995. The 1996 sales decrease is attributable to an overall volume decrease partially offset by increased selling prices. The volume decrease is principally attributable to a 1995 promotion by a major fast food customer. The increased 1996 selling prices were in response to the significant increases in paper costs in 1995.

The Company's cost of sales from continuing operations of $22,854,000 for the three months ended September 26, 1996 decreased $2,863,000 as compared to the three months ended September 28, 1995. Cost of sales from continuing operations in the three months ended September 26, 1996 was 77.7% of net sales compared to a cost of sales percentage of 85.9% for the three months ended September 28, 1995. The decrease in cost of sales is primarily attributable to lower paper costs and decreased sales volume as noted above. The decrease in cost of sales percentage is primarily attributable to lower paper costs and improved production efficiencies in 1996.

Selling, general and administrative expenses from continuing operations were $2,995,000 in the three months ended September 26, 1996 as compared to $6,843,000 in the three months ended September 28, 1995. Selling, general and administrative expenses were 10.2% of net sales in the three months ended September 26, 1996 as compared to 22.8% of net sales in the three months ended September 28, 1995. The 1996 decrease in selling, general and administrative expenses is primarily attributable to a third quarter 1995 compensation charge related to the issuance of a 35% common stock interest in COMFORCE as additional consideration for certain individuals to enter into employment or consulting services agreements to manage COMFORCE's entry into and development of the telecommunications and computer technical business.

Depreciation and amortization expense from continuing operations was $995,000 in the three months ended September 26, 1996 as compared to $1,087,000 in the three months ended September 28, 1995. Depreciation and amortization expense was 3.4 % of net sales in the three months ended September 26, 1996 as compared to 3.6% of net sales in the three months ended September 28, 1995. The 1996 decrease in depreciation and amortization expense is primarily attributable to the December, 1995 write-down of idle machinery and equipment dedicated to the production of microwave popcorn products.

The Company had operating earnings in the three months ended September 26, 1996 of $2,553,000 as compared to operating loss of $3,695,000 in the three months ended September 28, 1995. The 1996 increase in operating earnings is attributable to improved operating margins and to the decrease in selling, general and administrative expenses and depreciation and amortization expense as noted above.

Interest expense from continuing operations in the three months ended September 26, 1996 decreased $735,000 as compared to the three months ended September 28, 1995. The 1996 decrease is principally due to the February 1996 discharge of ARTRA bank indebtedness, partially offset by loan fees on 1996 short-term borrowings used to pay down certain debt obligations.

As additional consideration for a short-term loan, in September 1996 the lender received 50,000 COMFORCE common shares held by ARTRA's Fill-Mor subsidiary, resulting in an additional realized gain of $328,000, with cost determined by average cost.

No income tax expense is reflected in the Company's financial statements resulting from the Company's 1996 earnings from continuing operations due to the utilization of tax loss carryforwards. Due to the Company's tax loss carryforwards and the uncertainty of future taxable income, no income tax benefit was recognized in connection with the Company's 1995 pre-tax loss.


Nine Months Ended September 26, 1996 vs. Nine Months Ended September 28, 1995

Net sales from continuing operations of $90,162,000 for the nine months ended September 26, were $541,000, or 0.6%, lower than net sales from continuing operations for the nine months ended September 28, 1995. The volume decrease is principally attributable to a 1995 promotion by a major fast food customer. The increased 1996 selling prices were in response to the significant increases in paper costs in 1995.

The Company's cost of sales from continuing operations of $71,710,000 for the nine months ended September 26, 1996 decreased $5,161,000 as compared to the nine months ended September 28, 1995. Cost of sales from continuing operations in the nine months ended September 26, 1996 was 79.5% of net sales compared to a cost of sales percentage of 84.8% for the nine months ended September 28, 1995. The decrease in cost of sales is primarily attributable to lower paper costs and decreased sales volume as noted above. The decrease in cost of sales percentage is primarily attributable to lower paper costs and improved production efficiencies in 1996.

Selling, general and administrative expenses from continuing operations were $10,967,000 in the nine months ended September 26, 1996 as compared to $15,972,000 in the nine months ended September 28, 1995. Selling, general and administrative expenses were 12.2% of net sales in the nine months ended September 26, 1996 as compared to 17.6% of net sales in the nine months ended September 28, 1995. The 1996 decrease in selling, general and administrative expenses is primarily attributable to a third quarter 1995 compensation charge related to the issuance of a 35% common stock interest in COMFORCE as additional consideration for certain individuals to enter into employment or consulting services agreements to manage COMFORCE's entry into and development of the telecommunications and computer technical business and to professional fees incurred in 1995 related to certain consulting projects.

Depreciation and amortization expense from continuing operations was $2,954,000 in the nine months ended September 26, 1996 as compared to $3,306,000 in the nine months ended September 28, 1995. Depreciation and amortization expense was
3.3 % of net sales in the three months ended September 26, 1996 as compared to 3.6% of net sales in the three months ended September 28, 1995. The 1996 decrease in depreciation and amortization expense is primarily attributable to the December, 1995 write-down of idle machinery and equipment dedicated to the production of microwave popcorn products.

The Company had operating earnings in the nine months ended September 26, 1996 of $4,531,000 as compared to operating loss of $5,446,000 in the nine months ended September 28, 1995. The 1996 increase in operating earnings is attributable to improved operating margins and to the decrease in selling, general and administrative expenses as noted above.

Interest expense from continuing operations in the nine months ended September 26, 1996 decreased $1,022,000 as compared to the nine months ended September 28, 1995. The 1996 decrease is principally due an overall decrease in borrowings.

During the nine months ended September 26, 1996, ARTRA sold 193,000 COMFORCE shares in the market. As additional consideration for 1996 short-term loans, the lenders received 95,000 COMFORCE common shares held by ARTRA's Fill-Mor subsidiary. The disposition of these 288,000 COMFORCE shares resulted in realized gains of $4,823,000 during the nine months ended September 26, 1996.

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


Liquidity and Capital Resources

         Cash and Cash Equivalents and Working Capital

Cash and cash equivalents decreased $2,248,000 during the nine months ended September 26, 1996. Cash flows used by operating activities of $4,516,000 and cash flows used by financing activities of $637,000 exceeded cash flows from investing activities of $2,905,000. Cash flows used by operating activities were principally attributable to funds used to pay down accounts payable and accrued liabilities. Cash flows used by financing activities were principally attributable to a net reduction of short-term borrowings. Cash flows from investing activities principally represent proceeds from the sale of COMFORCE common stock.

The Company's consolidated working capital deficiency decreased $15,486,000 to $10,879,000 during the nine months ended September 26, 1996. The decrease in working capital deficiency is principally attributable to an agreement to discharge amounts due on ARTRA bank notes and related accrued interest and fees.

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


         ARTRA Corporate

At December 28, 1995, $12,063,000 in ARTRA notes, plus accrued interest and fees, were payable to a bank. The notes provided for interest at the prime rate. In February 1996, a bank agreed to discharge all amounts under its ARTRA notes ($12,063,000 plus accrued interest and fees) and certain obligations of ARTRA's president, Peter R. Harvey for consideration consisting of ARTRA's cash payment of $5,050,000, Mr. Harvey's cash payment of $100,000 and Mr. Harvey's $3,000,000 note payable to the bank (the "Harvey Note"). The bank assigned ARTRA a $2,150,000 interest in the Harvey Note, subordinated to the bank's $850,000 interest in the Harvey Note, and ARTRA discharged $2,150,000 of Mr. Harvey's prior advances. ARTRA recognized a gain on the discharge of this indebtedness of $9,424,000 ($1.23 per share) in the first quarter of 1996 and recorded a receivable for Mr. Harvey's prorata share ($1,089,000) of the debt discharge funded by the Company. The cash payment due the bank was funded principally with proceeds received from the Bagcraft subsidiary in conjunction with the issuance of BCA (the parent of Bagcraft) preferred stock (see Note 10 to the Company's condensed consolidated financial statements) along with proceeds received from a short-term loan agreement with an unaffiliated company.

In conjunction with the discharge of bank debt discussed above, the Company entered into a $1,900,000 short-term loan agreement, due May 26, 1996, with an unaffiliated company. The loan, with interest at 12%, was collateralized by, among other things, the common stock of ARTRA's BCA subsidiary. As additional compensation for its loan and for participating in the above discharge of indebtedness the unaffiliated company received 150,000 shares of ARTRA common stock (with a then fair market value of $661,000 after a discount for restricted marketability) and 25,000 shares of COMFORCE common stock held by ARTRA (with a then fair market value of $200,000). Additionally, for consideration of $500,000, the lender purchased an option to acquire up to 40% of the common stock of Bagcraft for nominal consideration. The borrowings under this short-term loan agreement were repaid in April, 1996 and, per terms of the loan agreement, ARTRA repurchased the option for a cash payment of $550,000.

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

In April 1996, ARTRA commenced a private placement of $7,575,000 of 12% secured promissory notes due April 15, 1997. As additional consideration the noteholders received warrants to purchase an aggregate of 413,750 ARTRA common shares at a price of $6.00 per share. The warrants are exercisable August 15, 1996 and expire April 15, 1999. These promissory notes are collateralized by ARTRA's interest in all of the common stock of BCA (the parent of Bagcraft). The proceeds from the private placement, completed in July 1996, were used principally to pay down other debt obligations.

As discussed in Note 14 to the Company's condensed consolidated financial statements, ARTRA has total advances due from its president, Peter R. Harvey, of which $7,232,000 and $5,369,000, including accrued interest, remained outstanding at September 26, 1996 and December 28, 1995 The advances bear interest at the prime rate plus 2% (10.25% at September

26, 1996 and 10.5% at December 28, 1995, respectively). Commencing January 1, 1993 to date, interest on all advances to Peter R. Harvey has been accrued and fully reserved. This receivable from Peter R. Harvey has been classified as a reduction of common shareholders' equity.

In June 1996 Peter R. Harvey loaned the Company 100,000 shares of ARTRA common stock with (with a then fair market value of $587,000). The Company principally issued these common shares to certain lenders as additional consideration for short-term loans. In September 1996, after the Company's shareholders approved an increase in the number of authorized common shares, the Company repaid this loan. At Peter R. Harvey's direction, the 100,000 shares of the Company's common stock were issued in blocks of 25,000 shares to the four daughters of the Company's Chairman of the Board, John Harvey. John Harvey and Peter R. Harvey are brothers.

In May 1991, ARTRA's Fill-Mor subsidiary made advances to Peter R. Harvey. The advances, made out of a portion of the proceeds of a short-term bank loan, provided for interest at the prime rate plus 2%. The amount of these advances at March 30, 1995 was $1,540,000 (including $398,000 of accrued interest). In April, 1995, these advances from ARTRA's Fill-Mor subsidiary to Peter R. Harvey were transferred to ARTRA as a dividend.

Peter R. Harvey has not received other than nominal compensation for his services as an officer or director of ARTRA or any of its subsidiaries since October of 1990 and Mr. Harvey has agreed not to accept any compensation for his services as an officer or director of ARTRA or any of its subsidiaries until his obligations to ARTRA, described above, are fully satisfied. Additionally, since December 31, 1986, Peter R. Harvey has guaranteed approximately $40,000,000 of ARTRA obligations to private and institutional lenders (John Harvey also was a co-guarantor of a $26,700,000 loan included in that total with Peter R. Harvey) and has also hypothecated personal assets as security for certain ARTRA obligations.

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

ARTRA has entered into various agreements under which it has sold its common shares along with options that require ARTRA to repurchase these shares at the option of the holder, principally one year after the date of each agreement. At September 26, 1996, options are outstanding that, if exercised, would require ARTRA to repurchase 98,734 shares of its common stock for an aggregate amount of $3,565,000. ARTRA does not have available funds to satisfy its obligations if these options were exercised. However the holders of redeemable common stock have the option to sell their shares in the market subject to the limitations of Securities Act Rule 144. At its discretion and subject to its financial ability, ARTRA could reimburse the optionholders for any short-fall resulting from such sale.

As discussed in Note 10 to the condensed consolidated financial statements, ARTRA, Bagcraft and Bagcraft's parent BCA have various redeemable preferred stock issues with an aggregate carrying value of $21,511,000 outstanding at September 26, 1997. These redeemable preferred stock issues have various maturity dates commencing in 1997.

In recent years, the Company has suffered recurring losses from operations and, at September 26, 1996, has a net capital deficiency. As a result of these factors, the Company has experienced difficulty in obtaining adequate financing to replace certain current credit arrangements, certain of which are in default, to fund its debt service and liquidity requirements in 1996. Due to its limited ability to receive operating funds from its operating subsidiaries, ARTRA historically has met its operating expenditures with funds generated by such alternative sources as private placements of ARTRA common stock and notes, sales of ARTRA common stock with put options, loans from officers/directors and private investors, as well as through sales of assets and/or other equity infusions. ARTRA plans to continue to seek such alternative sources of funds to meet its future operating expenditures.

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


         Bagcraft

Bagcraft's Credit Agreement that provides for a revolving credit loan and two separate term loans. The term loans are separate facilities initially totaling $12,000,000 (Term Loan A) and $8,000,000 (Term Loan B), bearing interest at the lender's index rate plus 1.75% and 3%, respectively. At September 26, 1996, interest rates on Term Loan A and Term Loan B were 10 % and 11.25% respectively.

The amount available to Bagcraft under the revolving credit loan is subject to a borrowing base, as defined in the agreement, up to a maximum of $18,000,000. At September 26, 1996 and December 28, 1995, approximately $1,900,000 and $6,600,000, respectively, was available and unused by Bagcraft under the revolving credit loan. Borrowings under the revolving credit loan bear interest at the lender's index rate plus 1.5% and are payable upon maturity of the Credit Agreement, unless accelerated under terms of the Credit Agreement. At September 26, 1996 the interest rate on the revolving credit loan was 9.75%.

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

Borrowings under the Credit Agreement are collateralized by substantially all of the assets of Bagcraft. The Credit Agreement, as amended, contains various restrictive covenants, that among other restrictions, require Bagcraft to maintain minimum levels of tangible net worth and liquidity levels, and limits capital expenditures and restricts additional loans, dividend payments and payments to related parties. In addition, the Credit Agreement prohibits changes in ownership of Bagcraft. At September 26, 1996 Bagcraft was in compliance with the provisions of its Credit Agreement.

In March, 1994 Bagcraft and the City of Baxter Springs, Kansas completed a $12,500,000 financing package associated with the construction of a new 265,000 sq. ft. production facility in Baxter Springs, Kansas. The financing package, funded by a combination of Federal, state and local funds, consists of the following loan agreements payable by Bagcraft directly to the City of Baxter
Springs:

         A $7,000,000 promissory note payable in ten installments of $700,000 due annually on July 21 of each year beginning in 1995 through maturity on July 21, 2004. Interest, at varying rates from 4.6% to 6.6%, is payable semi-annually. At September 26, 1996 and December 28, 1995, Bagcraft had outstanding borrowings of $5,600,000 and $6,300,000, respectively, under this loan agreement.

         A $5,000,000 subordinated promissory note payable as follows: $150,000 due in 1996; $2,425,000 due in 1998; and $2,425,000 due in 1999. The
         subordinated promissory note is non-interest bearing, subject to certain repayment provisions as defined in the agreement (as amended). At September 26, 1996 and December 28, 1995, Bagcraft had outstanding borrowings of $4,850,000 and $5,000,000, respectively, under this loan agreement.

         Two separate $250,000 subordinated promissory notes payable in varying installments through January 20, 2025. The subordinated promissory notes are non-interest bearing, subject to certain repayment provisions as defined in the agreement. At September 26, 1996 and December 28, 1995, Bagcraft had outstanding borrowings of $234,000 and $494,000, respectively, under this loan agreement.

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

Bagcraft has historically funded its capital requirements with cash flow from operations and funds available under its revolving credit loan. These sources should provide sufficient cash flow to fund Bagcraft's short-term capital requirements. As discussed above, it is anticipated that Bagcraft's Credit Agreement will provide Bagcraft with the ability to fund its long-term capital requirements. Bagcraft is currently negotiating with the lender to extended the maturity date (September 30, 1997) and increase the amount of borrowiings available to it under the Credit Agreement.

Bagcraft anticipates that its 1996 capital expenditures, principally for manufacturing equipment, will be approximately $2,500,000 and will be funded principally from the above mentioned credit facilities and also from operations.


         Investment In COMFORCE Corporation

At December 28, 1995 ARTRA held common stock ownership interest in COMFORCE of approximately 25%.

In January 1996, the Company's Board of Directors approved the sale of 200,000 of ARTRA's COMFORCE common shares to certain officers, directors and key employees of ARTRA for non-interest bearing notes totaling $400,000. The notes, collateralized by the 200,000 COMFORCE common shares sold, are not payable until the earlier of the registration of these shares under the Securities Act of 1993 or the expiration of the applicable resale waiting period under Securities Act Rule 144. Additionally, the noteholders have the right to put their COMFORCE shares back to ARTRA in full payment of the balance of their notes. Based upon the preceding factors, the Company has concluded that, for reporting purposes, it has effectively sold options to certain officers, directors and key employees to acquire 200,000 of ARTRA's COMFORCE common shares. Accordingly, these 200,000 COMFORCE common shares have been removed from the Company's portfolio of "Available-for-sale securities" and are classified in the Company's condensed consolidated balance sheet September 26, 1996 as other current assets with an aggregate value of $400,000, based upon the value of proceeds to be received upon future exercise of the options. The disposition of these 200,000 COMFORCE common shares will result in a gain which has been deferred and will not be recognized in the Company's financial statements until the options to purchase these 200,000 COMFORCE common shares are exercised. As of September 26, 1996, no options to acquire any of the 200,000 COMFORCE common shares had been exercised.

During the nine months ended September 26, 1996, ARTRA sold 193,000 COMFORCE shares in the market. As additional consideration for 1996 short-term loans, the lenders received 95,000 COMFORCE common shares held by ARTRA. The disposition of these 288,000 COMFORCE shares resulted in realized gains of $4,823,000 during the nine months ended September 26, 1996.

At September 26, 1996 ARTRA's remaining investment in COMFORCE (1,813,036 shares, currently a common stock ownership interest of approximately 19%) was classified in the Company's condensed consolidated balance sheet in noncurrent assets as "Available-for-sale securities." At September 26, 1996 the gross unrealized gain relating to ARTRA's investment in COMFORCE, reflected as a separate component of shareholders' equity, was $34,960,000. Additionally, at September 26, 1996, 1,175,000 shares of COMFORCE common stock owned by the Company have been pledged as collateral for various short-term borrowings.

Additionally, in conjunction with the Global acquisition, ARTRA agreed to assume substantially all pre-existing Lori liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation. Accordingly, at September 26, 1996 and December 28, 1995, respectively, $764,000 and $4,500,000 of such pre-existing Lori liabilities were classified in ARTRA's condensed consolidated balance at as current liabilities of discontinued operations. See Note 5 to the condensed consolidated financial statements for a further discussion of ARTRA's investment in COMFORCE.


The common stock and virtually all the assets of the Company and its Bagcraft subsidiary have been pledged as collateral for borrowings under various loan agreements. Under certain debt agreements the Company is limited in the amounts it can withdraw from its operating subsidiaries. At September 26, 1996 and December 28, 1995, substantially all cash and equivalents on the Company's consolidated balance sheet were restricted to use by and for the Company's operating subsidiaries.


         Litigation

The Company and its subsidiaries are the defendants in various business-related litigation and environmental matters. See Note 13 to the Company's consolidated financial statements. At September 26, 1996 and December 28, 1995, the Company had accrued $1,900,000 and $1,500,000 respectively, for potential business-related litigation and environmental liabilities. However, as discussed above ARTRA may not have available funds to pay liabilities arising out of these business-related litigation and environmental matters or, in certain instances, to provide for its legal defense. ARTRA could suffer severe adverse consequences in the event of an unfavorable judgment in any of these matters.


         Net Operating Loss Carryforwards

At September 26, 1996, the Company and its subsidiaries had Federal income tax loss carryforwards of approximately $33,000,000 available to be applied against future taxable income, if any. ARTRA's tax loss carryforwards of approximately $22,000,000 expire principally in 2003 - 2010. Additionally, ARTRA's discontinued Ultrasonix and Ratex subsidiaries had Federal income tax loss carryforwards of approximately $11,000,000 available to be applied against future taxable income, if any. In recent years, the Company has issued shares of its common stock to repay various debt obligations, as consideration for acquisitions, to fund working capital obligations and as consideration for various other transactions. Section 382 of the Internal Revenue Code of 1986 limits a corporation's utilization of its Federal income tax loss carryforwards when certain changes in the ownership of a corporation's common stock occurs. In the opinion of management, the Company is not currently subject to such limitations regarding the utilization of its Federal income tax loss carryforwards. Should the Company continue to issue a significant number of shares of its common stock, it could trigger a limitation that would prevent it from utilizing a substantial portion of its Federal income tax loss carryforwards.


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

                           PART II - OTHER INFORMATION





Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


                  (a)      Exhibits:


                           EXHIBIT 11

                   Computation of earnings per share and equivalent share of common stock for the nine months ended September 26, 1996 and September 28, 1995.



                  (b)      Reports on Form 8-K:

                  On August 23, 1996, the Registrant filed Form 8-K to report that the Registrant and its 100% owned subsidiary, Fill-Mor Holding, Inc. entered into a $2,500,000 term loan agreement with a bank..

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











                                           ARTRA GROUP INCORPORATED
                                           ________________________
                                                  Registrant







Dated: November 12, 1996                       JAMES D. DOERING
________________________           __________________________________________
                                   Vice President and Chief Financial Officer