Form 10-K
period 1996-12-26
ARTRA GROUP INC
filed 1997-04-03
CIK 200243

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 26, 1996

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

                                                   Name of Each Exchange
     Title of Each Class                            on Which Registered
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


State the aggregate market value of the voting stock held by nonaffiliates of the registrant at February 28, 1997: $35,767,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                             Outstanding at February 28, 1997
-------------------------------              --------------------------------
Common stock, without par value                         7,885,420


Documents Incorporated by Reference:   None

                                     PART I

Item 1.  Business

ARTRA Group Incorporated, (hereinafter "ARTRA" or the "Company"), is a Pennsylvania corporation incorporated in 1933. Through its wholly-owned subsidiary, Bagcraft Corporation of America ("Bagcraft"), ARTRA currently operates in one industry segment as a manufacturer of packaging products principally serving the food industry. Prior to September 28, 1995, ARTRA's then majority owned subsidiary, COMFORCE Corporation ("COMFORCE", formerly The Lori Corporation "Lori"), operated as a designer and distributor of popular-priced fashion costume jewelry and accessories. In September 1995 COMFORCE adopted a plan to discontinue its jewelry business.

On October 17, 1995, COMFORCE acquired all of the capital stock of COMFORCE Telecom Inc. ("COMFORCE Telecom"), formerly Spectrum Global Services, Inc. d/b/a YIELD Global. COMFORCE Telecom provides telecommunications and computer technical staffing services worldwide to Fortune 500 companies and maintains an extensive, global database of technical specialists with an emphasis on wireless communications capability. At December 26, 1996 ARTRA's interest in COMFORCE common stock was reduced to approximately 14%. See Notes 3 and 6 to the Company's consolidated financial statements for a further discussion of ARTRA's investment in COMFORCE.


                           Packaging Products Business

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

Bagcraft currently produces over three billion bags and three billion sheets and wrappers annually for the packaging of more than 1,000 different products. Bagcraft purchases the paper, foil, films and chemicals it uses from a number of different unaffiliated suppliers. Since Bagcraft purchases each of the raw materials it requires from more than one supplier, it is not dependent upon a single supplier for any specific materials or supplies.

Sales orders are processed, and manufacturing and delivery schedules are determined primarily at Bagcraft's headquarters and production facility in Chicago. In September, 1994, Bagcraft completed the construction of a 265,000 sq. ft. production facility in Baxter Springs, Kansas. The new Kansas facility, which has added production capacity in Bagcraft's growing food service products business, has replaced Bagcraft's production facility in Joplin, Missouri (which was conveyed to a contractor involved in constructing the Baxter Springs facility in partial consideration of such contractor's fees), its facility in Carteret, New Jersey (which was sold in 1994) and its facility in Forest Park, Georgia (which was converted into a distribution facility until it was closed in June 1996).

Bagcraft's products are sold throughout the United States by a sales force of approximately 15 full-time salespersons who sell direct or to wholesale distributors. Bagcraft also utilizes a number of independent brokers who sell Bagcraft products to large food processors and food chains. Bagcraft presently sells its products to more than 2,000 customers. Although some of these are the largest and most recognizable companies in the food industry, no single customer accounted for more than 10% of ARTRA's consolidated net sales in 1996.

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

During 1996, Bagcraft's products were sold by four marketing divisions as described below. However, in 1997, Bagcraft will structure its marketing its marketing department into seven segments: Concessions, Distributors, Food Service, Microwave Popcorn, Supermarket Deli/Bakery, Retail Packaging and International.


         Paper Division

Bagcraft believes it is the industry leader in specialty paper bags, which represented approximately 31% of Bagcraft's 1996 sales. Bakeries account for approximately 63% of the paper division's 1996 sales which also include supermarkets and various retail food chains. A number of the paper division's products, including Dubl-Wax(TM), Dubl-Panel(TM), Dubl-Clear(TM) and Sealing-Strip(TM) represent significant manufacturing innovations which have contributed to Bagcraft's position as the industry leader. Major customers include Walgreen's, Albertson's, Dunkin' Donuts, Boston Market and Publix. Bagcraft believes the outlook for the future indicates stability and growth.

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


         Food Service Division

The Food Service Division, which represented approximately 46% of Bagcraft's 1996 sales, is a leader among its competitors. Bagcraft's products sold to the food service industry include foil and paper bags and sheets for sandwiches, french fries, chicken and other prepared foods. Major customers in this industry include Wendy's, Burger King, Taco Bell, Dairy Queen and McDonald's.

The development of the Honeycomb sheet helped propel Bagcraft to its industry leading position. The Honeycomb sheet incorporates a moisture absorbing layer which prevents buns from becoming soggy and tends to keep food warm for a longer period of time. When used to replace rigid packaging, it represents significant source reduction to the solid waste system. Additionally, Bagcraft was the first manufacturer to print 6-color sheets.

         Specialty Bag Division

The Specialty Bag Division represented approximately 17% of Bagcraft's 1996 sales. Many of the division's products represent unique additions to Bagcraft's standard products. The Cue-Pon Bag(TM) has a "tear out" coupon affixed near the window on the bag which offers the shopper the immediate benefit of the coupon upon purchase. The Cue-Pon Pocket Bag(TM) has a pouch on the front of the bag which can be filled with novelty items by the retailer.

The division features products for the packaging of bakery goods, such as cookies and donuts, coffee, pre-popped popcorn and specialized promotional items. This division provides bags with transparent windows, metal tin tie attachments and convenient self-opening bottoms. Customers for the division include Bake-Line Products and Interstate Brands.

This division also produces theater popcorn bags, which provide the theater chains with a more economical package that is easy to dispose of and substantially reduces the amount of space needed to inventory the product. These double wall bags provide many of the properties of rigid containers such as tubs and cartons with the environmental and storage advantages of bags. Bagcraft is the leading supplier of popcorn bags to theater chains such as General Cinema Corporation, Carmike and Mann Theaters.

As discussed in Note 20 to the consolidated financial statements effective January 2, 1997, Bagcraft purchased the business assets, subject to buyer's assumption of certain liabilities, of AB Specialty Holding Company, Inc. ("AB"). The acquisition of AB, is expected to enhance Bagcraft's specialty bag business.


         Microwave Popcorn Division

The Microwave Popcorn Division, which represented approximately 6% of Bagcraft's 1996 sales, represents an example of Bagcraft's high technology advancements. Bagcraft supplies microwave popcorn packaging to several industry leaders, including Yoki, an international customer.

Bagcraft was instrumental in the development of the first microwave popcorn bag and played an important role in developing "susceptor" accelerator technology which it has incorporated into its products. The susceptor technology involves placing a metallized material into the popcorn bag which accelerates the heat transfer and results in a higher percentage of the popcorn kernels being popped. Bagcraft continues to provide packaging upgrades to this industry.

In recent years, Bagcraft has experienced a decline in its domestic microwave popcorn business due to the acquisition of one of its major customers by a company with its own packaging ability. Accordingly, at December 28, 1995, Bagcraft incurred a charge to operations of approximately $1,500,000 to write-down the carrying value of idle machinery and equipment dedicated to the production of microwave popcorn products.


Employees

At December 26, 1996, the Company employed approximately 900 persons. The Company considers its relationships with its employees to be good.

Item 2.  Properties

The following table sets forth a brief description of the properties of the Company and its subsidiaries. The Company and its subsidiaries believe that all of their facilities are adequate for their present and reasonably anticipated future business requirements.


Location                               General Description                                      Ownership
--------                               -------------------                                      ---------
ARTRA:


    Northfield, IL (1)                 Headquarters facility of                                Leased, expiring in 1997
                                       approximately 7,000 sq. ft


Bagcraft:

    Chicago, IL                        Administrative and manufacturing facility of            Owned
                                       approximately 148,000 sq. ft.


    Chicago, IL (2)                    Warehouse and office facility of                        Leased, expiring in 2006
                                       approximately 63,000 sq. ft


    Baxter Springs, KS(5)              Manufacturing, warehouse and office facility
                                       of approximately 265,000 sq. ft.                        Owned


    Hialeah, FL (2) (3)                Manufacturing, warehouse and office facility            Leased, expiring in 1998
                                       of approximately 25,000 sq. ft.


    Medley, FL (3) (4)                 Warehouse facility of approximately 20,000 sq. ft       Leased, expiring in 1999



    Forest Park, GA(5)                 Warehouse and office facility                           Owned
                                       of approximately 35,000 sq. ft


--------------------------------------------------------------------------------


(1) This lease provides for a one-year renewal option. Effective December 1995, the building was purchased by a trust owned by John Harvey, the Company's Chairman of the board of directors.

(2) This lease provides for a ten-year option to renew at the current market rate.

(3)       This  lease  was  assumed  in  conjunction  with  Bagcraft's   January
          acquisition of AB Specialty Holding Company.

(4)       This lease provides for a two-year renewal option.

(5) In September, 1994, Bagcraft completed construction of a new 265,000 sq. ft. production facility in Baxter Springs, Kansas. This facility replaced Bagcraft's production facilities in Joplin, Missouri, Carteret, New Jersey and Forest Park, Georgia. Bagcraft conveyed the former Joplin, Missouri facility to one of the contractors involved in the construction of the Baxter Springs, Kansas facility as partial consideration for the work performed by this contractor. Bagcraft sold the Carteret, New Jersey facility in 1994. The Forest Park, Georgia facility was retained as a distribution center until it was closed in June 1996.

Item 3.  Legal Proceedings

The Company and its subsidiaries are the defendants in various business-related litigation and environmental matters. At December 26, 1996 the Company had accrued $1,900,000 for business-related litigation and environmental liabilities. While these litigation and environmental matters involve wide ranges of potential liability, management does not believe the outcome of these matters will have a material adverse effect on the Company's financial position; however it may have an adverse effect on the results of operations for an individual reporting period. However, ARTRA may not have available funds to pay liabilities arising out of these business-related litigation and environmental matters or, in certain instances, to provide for its legal defense.

In November, 1993, ARTRA filed suit in the Circuit Court of the Eighteenth Judicial Circuit for the state of Illinois (the "State Court Action") against Salomon Brothers, Inc., Salomon Brothers Holding Company, Inc., Charles K. Bobrinskoy, Michael J. Zimmerman (collectively, "Salomon Defendants"), D.P. Kelly & Associates, L.P. ("DPK"), Donald P. Kelly ("Kelly Defendants" along with
DPK), James F. Massey and William Rifkind relating to the acquisition of Envirodyne in 1989 by Emerald Acquisition Corp. ("Emerald"). Envirodyne had filed a Chapter 11 bankruptcy on January 7, 1993 which provided ARTRA with no value in the Emerald stock and junior debentures received in connection with the acquisition. On November 22, 1993, ARTRA filed a First Amended Complaint. The defendants removed the case to the Bankruptcy Court in which the Emerald Chapter 11 case is pending. On July 15, 1994, all but two of ARTRA's causes of action were remanded to the state court. The Bankruptcy Court retained jurisdiction of ARTRA's claims against the defendants for breaching their fiduciary duty as directors of Emerald to Emerald's creditors and interference with ARTRA's contractual relations with Emerald. On April 7, 1995, the Company's appeal of the Bankruptcy Court's order retaining jurisdiction over two claims was denied. On July 26, 1995, the Bankruptcy Court entered an order dismissing these claims. On August 4, 1995, ARTRA appealed from the Bankruptcy Court's dismissal order. That appeal was denied on October 31, 1996 by the United States District Court. ARTRA has a right to appeal the District Court's decision. This appeal has been filed in the United States Court of Appeals for the Seventh Circuit.

On July 18, 1995, ARTRA filed a Fourth Amended Complaint in the State Court Action for breach of fiduciary duty, fraudulent misrepresentation, negligent misrepresentation, breach of contract and promissory estoppel. In the State Court Action, ARTRA seeks compensatory damages of $136.2 million, punitive damages of $408.6 million and the repayment of approximately $33 million in fees paid to Salomon. The causes of action for breach of the fiduciary duty of due care were repleaded to reserve ARTRA's right to appeal the State Court's dismissal of the causes of action in the Third Amended Complaint. The cause of action against defendant Kelly was dismissed with prejudice pursuant to a stipulation between ARTRA and the Kelly Defendants.

On or about March 1, 1996, DPK brought a motion for summary judgment as to ARTRA's claims for breach of contract and promissory estoppel. DPK's motion was granted on June 4, 1996. The Company has appealed this decision.

In January, 1985 the United States Environmental Protection Agency ("EPA") notified the Company's Bagcraft subsidiary that it was a potentially responsible party ("PRP") under the Comprehensive Environmental Responsibility Compensation and Liability Act ("CERCLA") for alleged release of hazardous substances at the Cross Brothers site near Kankakee, Illinois. Although Bagcraft has denied liability for the site, it has entered into a settlement agreement with the EPA, along with the other third party defendants, to resolve all claims associated with the site except for state claims. In May, 1994 Bagcraft paid $850,000 to formally extinguish the EPA claim. In September 1989, Bagcraft was served with a complaint filed by the State of Illinois against seventeen parties for alleged involvement with the Cross Brothers site. The complaint alleges Bagcraft is responsible for the costs of cleanup incurred and to be incurred. Bagcraft denies the material allegations an is participating in settlement discussions with the State and thirteen other potential responsible parties to resolve all claims associated with the State. An agreement has been reached in principal to settle the State claim, pending resolution of the terms of an appropriate consent order. Bagcraft's share of the proposed settlement is approximately $150,000.

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

Bagcraft's Chicago facility has also been the subject of allegations that it violated laws and regulations associated with the Clean Air Act. The facility has numerous sources of air emissions of volatile organic materials ("VOMs") associated with its printing operations and is required to maintain and comply with permits and emissions regulations with regard to each of these emission sources.

In November of 1995, the EPA issued a Notice of Violation ("NOV") against Bagcraft's Chicago facility alleging numerous violations of the Clean Air Act and related regulations. The NOV alleges that the facility installed and operated emission sources without permits, that it failed to operate air pollution control equipment at required efficiencies and that there were releases of VOMs above permitted limits. Although Bagcraft is attempting to negotiate a settlement, the EPA may yet file a federal complaint to enforce its NOV. The EPA has not demanded a specific penalty.

Bagcraft reported a release associated with solvent tanks located in a vault at its Chicago manufacturing facility. After seeking approval from the Illinois Environmental Protection Agency ("IEPA"), Bagcraft installed and is currently operating a soil vapor gas extraction system designed to achieve remedial objectives which the IEPA has determined to be appropriate to the site. Bagcraft has since received a No Further Recommendation Letter from the IEPA.

Bagcraft has been notified that it may have responsibility with respect to a clean-up site on Basket Creek Road, Georgia. Bagcraft presently has no indication of its liability, if any or whether it is a responsible party.

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

Several cases have arisen from ARTRA's purchase of Dutch Boy Paints which owned a facility in Chicago which it purchased from NL Industries. In a case titled City of Chicago v. NL Industries, Inc. and ARTRA GROUP Incorporated, filed in the Circuit Court of Cook County, Illinois, the City of Chicago brought a nuisance action and alleged that ARTRA (and NL Industries, Inc.) had improperly stored, discarded and disposed of hazardous substances at the Dutch Boy site, and that ARTRA had conveyed the site to Goodwill Industries to avoid clean-up costs. At the time the suit was filed, the City of Chicago claimed that it would cost $1,000,000 to remediate the site.

ARTRA and NL Industries, Inc. have counter sued each other and have filed third party actions against the subsequent owners of the property. The Company is presently unable to determine its liability, if any, in connection with this case. The parties were conducting discovery but the case was stayed pending the resolution of the EPA action described below.

In 1986, in a case titled People of the State of Illinois v. NL Industries, Inc., ARTRA GROUP Incorporated, et al., the Cook County State's attorney filed suit seeking response costs in excess of $2,000,000 and treble punitive damages for costs expended by IEPA in remediating contamination at the Dutch Boy site, alleging that all former owners contributed to the contamination. In 1989, the Circuit Court dismissed the action, holding that the state had failed to exhaust its administrative procedures. In 1992, this holding was reversed by the Illinois Supreme Court. In 1996, the Illinois Appellate Court affirmed the District Court's decision to dismiss the case based on lack of due diligence on the part of the State of Illinois. The State of Illinois has filed a Petition for Rehearing which was granted. The Company is presently unable to determine ARTRA's liability, if any, in connection with this case.

On November 17, 1995, the EPA issued letters to ARTRA, NL Industries and others alleging that they were potentially responsible parties with respect to releases at the Dutch Boy facility in Chicago and demanding that they remediate the site. NL Industries entered into a consent decree with EPA in which it agreed to remediate the site. The Company is presently unable to determine its liability, if any, in connection with this case.

On August 7, 1995, a Second Amended Verified Complaint was filed in the Supreme Court of N.Y. by Philip Elghanian against ARTRA, its officers and directors (the "ARTRA Defendants") and others alleging that the defendants engaged in a scheme to defraud plaintiff of approximately $5 million of the value of his investment in shares of ARTRA. The plaintiff seeks damages and interest in excess of $38 million and punitive and exemplary damages in excess of $100 million. On January 19, 1996, the ARTRA Defendants filed a motion to dismiss the Second Amended Complaint. As of June 7, 1996 that motion is still pending. Since New York permits interlocutory appeals, the decision, if adverse, may be appealed. In February 1997, the Second Amended Complaint was dismissed, with the right to replead.

On June 14, 1995 Tartan Resources brought suit in the United States District Court for the Northern District of Illinois against A.G. Holding Corporation, The Lori Corporation and Bagcraft. Bagcraft was voluntarily dismissed from the lawsuit by the plaintiff. Tartan Resources alleges that under the alter-ego theory, A.G. Holding is liable for a judgment entered against ARTRA and ARTRA Resources Corp. The plaintiff seeks $151,215.46 plus interest, costs and attorneys fees. A.G. Holding's motion for summary judgment was granted on September 19, 1996.

On March 17, 1993, a judgment in the amount of $599,187.52 was entered against ARTRA Group, Inc. in the matter entitled SW Associates Limited Partnership v. ARTRA Group, Inc., Case No. 90 L 19514. Plaintiff commenced post judgment collection proceedings to collect its debt, but in 1994 these proceedings were dismissed for lack of diligence. To date, no money has been recovered from ARTRA.

In connection with the sale of its former Sargent Welch Scientific Company subsidiary, ARTRA assumed liabilities relating to early retirement claims. ARTRA is approximately $120,000 behind in scheduled payments. ARTRA intends to pay the entire liability, which is a maximum of $320,000, depending upon years lived by covered employees. ARTRA has accrued the entire $320,000 in its financial statements.

In 1994, ARTRA entered into a settlement agreement in connection with a lawsuit filed by Hosiery Manufacturing Company. Under the terms of the settlement, ARTRA was to pay $500,000. ARTRA was unable to satisfy its obligations under the settlement agreement and subsequently entered into a new settlement agreement reducing the liability to $125,000. This liability was paid in September 1996.



Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5.  Market  For the  Registrant's  Common  Equity and  Related  Shareholder
         Matters.

ARTRA's common stock, without par value, is traded on the New York ("NYSE") and Pacific Stock Exchanges. The Company currently does not meet certain of the requirements for maintaining its listing on the NYSE and the NYSE is reviewing the status of the Company's listing on the exchange. As of December 26, 1996, the approximate number of holders of its common stock was 2,500.

The high and low sales prices for ARTRA's common stock, as reported in the NYSE Quarterly Market Statistics reports, during the past two fiscal years were as follows:

                                       1996                     1995
                             --------------------      ---------------------
                               High         Low          High         Low
                             --------    --------      --------    ---------

First quarter                 6 - 3/4     4 - 5/8       5 - 3/4      3 - 1/2

Second quarter                9 - 1/4     5 - 3/4       5 - 1/2      3 - 1/4

Third quarter                 8 - 3/8     4 - 3/4       6            4 - 1/8

Fourth quarter                6 - 3/4     5             5 - 1/8      3 - 5/8


No dividends were paid in 1996 or 1995 nor are any anticipated in 1997. The Company was prohibited from paying dividends to its stockholders pursuant to the terms of its bank loan agreement that was discharged in February 1996. In addition, the Company's operating subsidiaries historically have been prohibited from or restricted in paying dividends or making distributions under their respective debt agreements (except for limited overhead allocations or payments in accordance with tax sharing agreements with the parent entity). Accordingly, current restrictions or limitations on the Company's Bagcraft subsidiary in upstreaming payments in 1997 and beyond would make the payment of dividends by ARTRA unlikely. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the loan agreements of the Company and its Bagcraft subsidiary.

Item 6.  Selected Financial Data.

Following is a consolidated summary of selected financial data of the Company for each of the five fiscal years in the period ended December 26, 1996. The information for the year ended December 29, 1994 reflects the operations of Arcar Graphics, Inc. in discontinued operations. The sale of Arcar (acquired effective April 9, 1994) was completed on October 26, 1995. Certain selected financial data for each of the four fiscal years in the period ended December 28, 1995 reflects the discontinuance of the Company's jewelry business, effective September 28, 1995, conducted by the former majority-owned subsidiary COMFORCE Corporation, formerly The Lori Corporation. In October 1995, due to issuances of COMFORCE common stock, the Company's ownership interest in COMFORCE common stock was reduced to approximately 25% and the investment in COMFORCE was accounted for under the equity method during the fourth quarter of 1995. Effective December 28, 1995, the Company adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Under this statement, at December 26, 1996 and December 28, 1995, the Company's investment in COMFORCE is classified as available for sale and is stated at fair value. See Notes 3 and 6 to the Company's consolidated financial statements for a further discussion of the Company's investment in COMFORCE.



                                                              Fiscal Year Ended (E)
                                             -----------------------------------------------------------

                                               1996         1995         1994         1993         1992
                                              ------       ------       ------       ------       ------
                                                         (in thousands except per share data)

   Net sales                                $ 120,699    $ 121,879    $ 111,837    $ 113,584    $ 121,084
   Earnings (loss) from
     continuing operations (A)                  3,549      (16,943)     (13,529)      (8,327)      (4,118)
   Earnings (loss) from
     discontinued operations (B)                  --            10      (15,906)        (216)     (33,854)
   Extraordinary credits (C)                    9,424       14,030        8,965       22,057          --
   Net earnings (loss)                         12,973       (2,903)     (20,470)      13,514      (37,972)

   Earnings (loss) per share:
     Continuing operations                        .28        (2.69)       (2.56)       (1.84)       (1.16)
     Discontinued operations                      --           --         (2.74)        (.04)       (7.74)
     Extraordinary credits                       1.23         2.06         1.57         4.49          --
     Net earnings (loss)                         1.51         (.63)       (3.73)        2.61        (8.90)

   Total assets (D)                            77,379       77,949       93,429       92,774       98,731
   Long-term debt                              34,207       34,113       19,673       29,264       13,802
   Debt subsequently discharged                   --           --         9,750          --           --
   Liabilities subject
      to compromise                               --           --           --           --        41,500
   Cash dividends                                 --           --           --           --           --


  (A) Earnings from continuing operations for the year ended December 26, 1996 includes realized gains of $5,818,000 from dispositions of COMFORCE common stock and a gain of $838,000 from an exchange of redeemable preferred stock of its Bagcraft subsidiary.

  (B) The loss from discontinued operations for the year ended December 28, 1995 includes a charge to operations of $6,430,000 to write-off the remaining goodwill of COMFORCE's jewelry business effective June 29, 1995, and a provision of $1,000,000 for loss on disposal of COMFORCE's jewelry business. Earnings from discontinued operations for the year ended December 28, 1995 includes a gain on sale of Bagcraft's Arcar subsidiary of $8,483,000. The loss from discontinued operations for the year ended December 31, 1994 includes a charge to operations of $10,800,000 representing a write-off of New Dimensions goodwill. The loss from discontinued operations for the year ended December 31, 1992 includes charges to operations of $8,664,000 representing an impairment of goodwill at December 31, 1992 and $8,500,000 representing increased reserves for markdowns allowances and inventory valuation.

  (C) The 1996, 1995 and 1994 extraordinary credits represent gains from net discharge of bank indebtedness. The 1993 extraordinary credit represents a gain from a net discharge of indebtedness due to the reorganization of COMFORCE's New Dimensions subsidiary.

  (D) As partial consideration for a debt settlement agreement, in December, 1994 Lori's bank lender received all of the assets of the New Dimensions subsidiary.

  (E) Effective in 1993, the Company adopted a 52/53 week fiscal year ending the last Thursday of December.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


The following discussion supplements the information found in the financial statements and related notes:


Changes in Business

         Arcar

As discussed in Note 3 to the Company's consolidated financial statements, effective April 8, 1994, Bagcraft purchased the business assets, subject to buyer's assumption of certain liabilities, of Arcar, a manufacturer and distributor of waterbase inks. Effective October 26, 1995, Bagcraft sold the business assets, subject to the buyer's assumption of certain liabilities, of Arcar for cash of approximately $20,300,000, resulting in a net gain of $8,483,000. The net proceeds, after extinguishment of certain Arcar debt obligations, of approximately $10,400,000, were used to reduce Bagcraft debt obligations. The sale of Arcar resulted from an unsolicited offer from an unrelated entity for an amount that management believed would exceed the long-term appreciation of Arcar's assets.


         COMFORCE

Prior to September, 1995, ARTRA's then 62.9% owned subsidiary, COMFORCE (formerly Lori), operated as a designer and distributor of popular-priced fashion costume jewelry and accessories. In September, 1995, COMFORCE adopted a plan to discontinue its jewelry business and recorded a provision of $1,000,000 for the estimated costs to complete the disposal of the jewelry business.

Effective October 17, 1995, COMFORCE acquired all of the capital stock of COMFORCE Telecom Inc. ("COMFORCE Telecom"), formerly Spectrum Global Services, Inc. d/b/a YIELD Global, for consideration of approximately $6.4 million, net of cash acquired. This consideration consisted of cash to the seller of approximately $5.1 million, fees of approximately $700,000, including a fee of $500,000 to a related party, and 500,000 shares of COMFORCE common stock valued at $843,000 (at a price per share of $1.68) issued as consideration for various fees and guarantees associated with the transaction. The 500,000 shares of
COMFORCE common stock consisted of (I) 100,000 shares issued to an unrelated party for guaranteeing the purchase price to the seller, (ii) 100,000 shares issued to ARTRA, then the majority stockholder of the Company, in consideration of its guaranteeing the purchase price to the seller and agreeing to enter into the Assumption Agreement, as discussed below, (iii) 150,000 issued to two unrelated parties for advisory services in connection with the acquisition, and
(iv) 150,000 shares issued to Peter R. Harvey, then a Vice President and director of COMFORCE for guaranteeing the payment of the $6.4 million purchase price to the seller. Additionally, in conjunction with the COMFORCE Telecom acquisition, ARTRA entered into an Assumption Agreement whereby it agreed to assume substantially all pre-existing Lori liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation. Accordingly, at December 26, 1996 and December 28, 1995, $348,000 and $4,500,000, respectively, of such pre-existing Lori liabilities were classified in ARTRA's consolidated balance as current liabilities of discontinued operations. These Lori liabilities consist principally of notes and accounts payable incurred by COMFORCE's discontinued jewelry operations. The Assumption Agreement also provided for ARTRA to exchange its interest in 100% of Lori's Series C cumulative preferred stock for 100,000 newly issued shares of COMFORCE common stock.

COMFORCE Telecom provides telecommunications and computer technical staffing services worldwide to Fortune 500 companies and maintains an extensive, global database of technical specialists, with an emphasis on wireless communications capability. The acquisition of COMFORCE Telecom was funded principally by private placements of approximately 1,950,000 shares of COMFORCE common stock at $3.00 per share (total proceeds of approximately $5,800,000) plus five-year detachable warrants to purchase approximately 970,000 shares of COMFORCE common stock at $3.375 per share.

Effective July 4, 1995, COMFORCE's management agreed to issue up to a 35% common stock interest in COMFORCE to certain individuals to manage COMFORCE's entry into the telecommunications and computer technical staffing business. COMFORCE recognized a non-recurring charge of $3,425,000 related to this stock since these stock awards were 100% vested when issued, and were neither conditioned upon these individuals' service to the Company as employees nor the consummation of the COMFORCE Telecom acquisition. Accordingly, this compensation charge was fully recognized in 1995. The shares of COMFORCE common stock issued in accordance with the above agreements were valued at $.93 per share. COMFORCE's management valued COMFORCE based on its discussions with market makers and other advisors, taking into account (i) that the jewelry business, which was discontinued in the third quarter of 1995, had a negligible value, and (ii) the value of COMFORCE was principally related to the potential effect that a purchase of COMFORCE Telecom, if successfully concluded, would have on the market value of COMFORCE common stock. COMFORCE's management believes this value of $.93 per share to be a fair and appropriate value based upon COMFORCE's financial condition as of the date COMFORCE became obligated to issue these shares. After the issuance of the COMFORCE common shares, plus the effects of other transactions, ARTRA's ownership interest in COMFORCE common stock was reduced to approximately 14% and 25% at December 26, 1996 and December 28, 1995, respectively. Accordingly, in October 1995, the accounts of COMFORCE and its majority-owned subsidiaries were deconsolidated from ARTRA's consolidated financial statements. See Note 6 to the Company's consolidated financial statements for a further discussion of the accounting treatment of ARTRA's investment in COMFORCE.

Effective December 19, 1996, ARTRA and COMFORCE agreed to settle various differences in the interpretation of certain agreements relating to the COMFORCE Telecom acquisition, whereby, among other things:

           (a) COMFORCE delivered to ARTRA 100,000 shares of COMFORCE common stock in consideration of ARTRA's guarantee of the COMFORCE Telecom purchase price to the seller and 100,000 shares of COMFORCE common stock for the cancellation of the Series C Preferred Stock. ARTRA's financial statements have reflected the issuance of these 200,000 COMFORCE common shares to ARTRA since the fourth quarter of 1995.

           (b)    ARTRA  delivered  to  COMFORCE  certificates   evidencing  its
                  ownership of 100% of the Lori Series C Preferred Stock.

           (c) COMFORCE agreed to include in a proposed underwritten public offering 380,000 shares of COMFORCE common stock held by ARTRA and its Fill-Mor subsidiary. Sales proceeds will be used principally to discharge certain ARTRA and Fill-Mor debt obligations.

           (d) ARTRA agreed to a Lock-up Agreement which limits its ability to sell its remaining COMFORCE common shares for a period of 360 days after the effective date of COMFORCE's proposed underwritten public offering.

           (e) ARTRA agreed to deposit 125,000 shares of its COMFORCE common stock into an escrow account to collateralize its remaining obligations under the Assumption Agreement.


The proposed underwritten public offering referred to in paragraph (c) above has not occurred as of the date of this Form 10-K. If COMFORCE does not retain an underwriter by April 30, 1997, ARTRA will released from the provisions of the Lock-up Agreement.


         Results of Operations

The Company's consolidated financial statements have been reclassified to report separately the results of operations of Arcar and COMFORCE's discontinued jewelry business prior to the deconsolidation of COMFORCE and its majority-owned subsidiaries effective October 1995. Accordingly, the following discussion of results of operations is presented for the Company's continuing operations at December 26, 1996, which were conducted by the Company's wholly-owned Bagcraft subsidiary.

The Company's Bagcraft subsidiary sells all of its products directly to its customers. On a very limited basis certain customers may be offered extended payment terms beyond 30 days depending upon prevailing trade practices and financial strength.

The following table presents, as a percentage of net sales, operating expenses and other income (expense) included the Company's earnings (loss) from continuing operations for the three years in the period ended December 26, 1996.

                                                                        Year Ended
                                                       ----------------------------------------------
                                                       December 26,     December 28,     December 29,
                                                           1996             1995             1994
                                                       -----------      -----------      -----------

Net sales                                                  100.0%           100.0%           100.0%
                                                           -----            -----            -----

Costs and expenses:
   Cost of goods sold,
      exclusive of
      depreciation and  amortization                        78.4%            84.1%            84.7%
   Selling, general and administrative                      13.0%            15.7%            15.0%
   Depreciation and amortization                             3.3%             3.6%             3.9%
   Write-down of idle machinery and equipment                --               1.2%             --
                                                           -----            -----            -----
                                                            94.7%            104.6%          103.6%
                                                           -----            -----            -----

Operating earnings (loss)                                   5.3%             -4.6%            -3.6%
                                                           -----            -----            -----

Other income (expense):
   Interest expense                                        -6.6%             -8.0%            -7.7%
   Realized gain on disposal of
      available-for-sale securities                         4.8%              --               --
   Other income (expense), net                             -0.1%             -0.1%             --
   Equity in loss of COMFORCE                               --               -0.4%             --
                                                           -----            -----            -----
                                                            -1.9%            -8.5%            -7.7%
                                                           -----            -----            -----

Earnings (loss) from continuing operations
   before income taxes and minority interest                 3.4%           -13.1%           -11.3%
Provision for income taxes                                  -0.1%             --               --
Minority interest                                           -0.4%            -0.7%            -0.8%
                                                           -----            -----            -----
Earnings (loss) from continuing operations                   2.9%           -13.8%           -12.1%
                                                          ======            =====           ======




Year Ended December 26, 1996 vs. Year Ended December 28, 1995

         Continuing Operations

Net sales from continuing operations of $120,699,000 for the year ended December 26, were $1,180,000, or 1.0%, lower than net sales from continuing operations for the year ended December 28, 1995. The 1996 sales decrease is attributable to an overall volume decrease partially offset by increased selling prices. The 1996 volume decrease is principally attributable to a 1995 promotion by a major fast food customer. The increased 1996 selling prices were in response to the significant increases in paper costs in 1995.

The Company's cost of sales from continuing operations of $94,613,000 for the year ended December 26, 1996 decreased $7,895,000 as compared to the year ended December 28, 1995. Cost of sales from continuing operations in the year ended December 26, 1996 was 78.4% of net sales compared to a cost of sales percentage of 84.1% for the year ended December 28, 1995. The decrease in cost of sales is primarily attributable to lower paper costs and the decreased 1996 sales volume as noted above. The decrease in cost of sales percentage is primarily attributable to lower paper costs and improved production efficiencies in 1996.

Selling, general and administrative expenses from continuing operations were $15,638,000 in the year ended December 26, 1996 as compared to $19,131,000 in the year ended December 28, 1995. Selling, general and administrative expenses were 13.0% of net sales in the year ended December 26, 1996 as compared to 15.7% of net sales in the year ended December 28, 1995. The 1996 decrease in selling, general and administrative expenses is primarily attributable to a third quarter 1995 compensation charge related to the issuance of a 35% common stock interest in COMFORCE as additional consideration for certain individuals to enter into employment or consulting services agreements to manage COMFORCE's entry into and development of the telecommunications and computer technical staffing services business.

Depreciation and amortization expense from continuing operations was $3,927,000 in the year ended December 26, 1996 as compared to $4,330,000 in the year ended December 28, 1995. Depreciation and amortization expense was 3.3 % of net sales in the year ended December 26, 1996 as compared to 3.6% of net sales in the year ended December 28, 1995. The 1996 decrease in depreciation and amortization expense is primarily attributable to the December, 1995 write-down of idle machinery and equipment dedicated to the production of microwave popcorn products.

In recent years, Bagcraft had experienced a decline in its domestic microwave popcorn business due to the acquisition of one of its major customers by a company with its own packaging ability. Accordingly, at December 28, 1995, Bagcraft incurred a charge to operations of $1,503,000 to write-down the carrying value of idle machinery and equipment dedicated to the production of microwave popcorn products.

The Company had operating earnings in the year ended December 26, 1996 of $6,521,000 as compared to operating loss of $5,593,000 in the year ended December 28, 1995. The 1996 increase in operating earnings is attributable to improved operating margins and to the decrease in selling, general and administrative expenses as noted above.

Interest expense from continuing operations in the year ended December 26, 1996 decreased $1,777,000 as compared to the year ended December 28, 1995. The 1996 decrease is principally due to discharges of bank indebtedness in the fourth quarter of 1995 and the first quarter of 1996.

During 1996 ARTRA sold 193,000 COMFORCE common shares in the market, with the net proceeds of approximately $3,7000,000 used for working capital. During 1996 certain lenders received 105,000 COMFORCE common shares held by the Company as additional consideration for short-term loans. In October 1996, a lender exercised the conversion rights of a short-term loan and received 33,333 COMFORCE common shares in settlement of the Company's obligation. The disposition of these 331,333 COMFORCE common shares resulted in realized gains of $5,818,000 during the year ended December 26, 1996, with cost determined by average cost.

The 1996 and 1995 extraordinary credits represent net gains from discharge of indebtedness. No income tax expense is reflected in the Company's financial statements resulting from the extraordinary credits in due to the utilization of tax loss carryforwards, except for Federal alternative minimum tax incurred in 1996. Due to the Company's tax loss carryforwards and the uncertainty of future taxable income, no income tax benefit was recognized in connection with the Company's 1995 pre-tax loss.


         Discontinued Operations

Earnings from discontinued operations of $10,000 for the year ended December 28, 1995 consisted of a charge to operations of $6,430,000 to write-off the remaining goodwill of COMFORCE's jewelry business, a provision of $1,000,000 for loss on disposal of COMFORCE's jewelry business and operating losses of COMFORCE's jewelry business, offset by a gain on sale of Bagcraft's Arcar subsidiary of $8,483,000 and operating earnings of Bagcraft's Arcar subsidiary.


Year Ended December 28, 1995 vs. Year Ended December 29, 1994

         Continuing Operations

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

Selling, general and administrative expenses from continuing operations were $19,131,000 in the year ended December 28, 1995 as compared to $16,760,000 in the year ended December 29, 1994. Selling, general and administrative expenses were 15.7% of net sales in the year ended December 28, 1995 as compared to 15.0% of net sales in the year ended December 29, 1994. The 1995 increase in selling, general and administrative expenses is primarily attributable to a compensation charge of $3,000,000 related to the issuance of a 35% common stock interest in COMFORCE as additional compensation for certain individuals to enter into employment or consulting services agreements to manage its entry into and development of the telecommunications and computer technical staffing services business.

In recent years, Bagcraft had experienced a decline in its domestic microwave popcorn business due to the acquisition of one of its major customers by a company with its own packaging ability. Accordingly, at December 28, 1995, Bagcraft incurred a charge to operations of $1,503,000 to write-down the carrying value of idle machinery and equipment dedicated to the production of microwave popcorn products.

Operating loss from continuing operations in the year ended December 28, 1995 was $5,593,000 as compared to operating loss of $4,026,000 in the year ended December 29, 1994. The increased operating loss is primarily attributable to a compensation charge of $3,000,000 related to the issuance of a 35% common stock interest in COMFORCE as additional compensation for certain individuals to enter into employment or consulting services agreements to manage its entry into and development of the telecommunications and computer technical staffing services business and a charge to operations of $1,503,000 to write-down the carrying value of idle machinery and equipment dedicated to the production of microwave popcorn products, partially offset by improved operating margins of the Bagcraft subsidiary.

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


         Discontinued Operations

Earnings from discontinued operations of $10,000 for the year ended December 28, 1995 consisted of a charge to operations of $6,430,000 to write-off the remaining goodwill of COMFORCE's jewelry business, a provision of $1,000,000 for loss on disposal of COMFORCE's jewelry business and operating losses of COMFORCE's jewelry business, offset by a gain on sale of Bagcraft's Arcar subsidiary of $8,483,000 and operating earnings of Bagcraft's Arcar subsidiary.

The loss from discontinued operations of $15,906,000 for the year ended December 29, 1994 consisted principally of a charge to operations of $10,800,000 to write-off goodwill of COMFORCE's former New Dimensions subsidiary and operating losses of COMFORCE's jewelry business.

Liquidity and Capital Resources

         Cash and Cash Equivalents and Working Capital

Cash and cash equivalents decreased $2,176,000 during the year ended December 26, 1996. Cash flows used by operating activities of $4,380,000 exceeded cash flows from investing activities of $915,000 and cash flows from financing activities of $1,289,000. Cash flows used by operating activities were principally attributable to funds used to pay down accounts payable and accrued liabilities. Cash flows from investing activities principally represent proceeds from the sale of COMFORCE common stock, partially offset by capital expenditures. Cash flows from financing activities were principally attributable to a net increase in long-term borrowings.

The Company's consolidated working capital deficiency decreased $22,973,000 to $3,392,000 during the year ended December 26, 1996. The decrease in working capital deficiency is principally attributable to the reclassification of available-for-sale securities (COMFORCE common stock) from a noncurrent to a current asset at December 26, 1996. The Company's operating plan for fiscal year 1997 anticipates the sale of these marketable securities, with proceeds to be used principally to pay down Corporate debt obligations and fund working capital requirements.



         Status of Debt Agreements and Operating Plan

At December 28, 1995 the Company's corporate entity was in default of provisions of certain of its credit agreements. Under certain debt agreements ARTRA is limited in the amounts it can withdraw from its Bagcraft operating subsidiary. In February, 1996, a bank lender agreed to discharge amounts due under bank notes of the corporate entity ($12,063,000 plus accrued interest and fees) and certain obligations of the Company's president, Peter R. Harvey. In December 1996, Bagcraft's credit agreement was extended until September 30, 2002. See Notes 7, 8 and 9 to the Company's consolidated financial statements and discussion below.


         ARTRA Corporate

As of December 26, 1996, the Company's corporate entity had outstanding short-term indebtedness of approximately $18,600,000, of which $3,150,000 was past due.

At December 26, 1996, ARTRA had outstanding borrowings of $3,000,000 from an unaffiliated company currently holding approximately 7% of ARTRA's outstanding common stock. The loans are evidenced by unsecured short-term notes bearing interest at 10%. As additional compensation for the above loans, the lender received five year warrants expiring in 1998 to purchase an aggregate of 86,250 ARTRA common shares at prices ranging from $6.00 to $7.00 per share. The proceeds of this loan were used to pay down various ARTRA short-term loans and other debt obligations. In December 1995 the unaffiliated company received 126,222 shares of ARTRA common in payment of past due interest through October 31, 1995. In 1996 and 1997 the unaffiliated company received cash payments of approximately $390,000 representing interest due through December, 1996. Payment on the loans was due March 31, 1994, however, the lender has not demanded payment. In February 1997, the lender received a warrant to purchase an additional 100,000 ARTRA common shares at $5.625 per share as consideration for not demanding payment of this obligation.

In April 1996, ARTRA commenced a private placement of $7,675,000 of 12% secured promissory notes due April 15, 1997. As additional consideration the noteholders received warrants to purchase an aggregate of 418,750 ARTRA common shares at a price of $6.00 per share. The warrants expire April 15, 1999. The warrantholders have the right to put these warrants back to ARTRA at any time during the period April 15, 1997 to October 15, 1997, at a price of $2.00 per share. The cost of this obligation ($837,500 if all warrants are put back to the Company) is being accrued in the Company's financial statements as a charge to interest expense over the period April 15, 1996 (the commencement date of the private placement) through April 15, 1997 (the maturity date of the notes as well as the date the warrantholders have the right to put their warrants back to ARTRA). These promissory notes are collateralized by ARTRA's interest in all of the common stock of BCA (the parent of Bagcraft). The proceeds from the private placement, completed in July 1996, were used principally to pay down other debt obligations.

On August 15, 1996, ARTRA and its 100% owned Fill-Mor subsidiary entered into a $2,500,000 term loan agreement with a bank. The loan, which provided for interest payable monthly at the bank's reference rate (8.25% at December 26, 1996) was guaranteed by ARTRA and was collateralized by 1,265,000 shares of COMFORCE common stock. Proceeds of the loan were used for working capital. In March 1997, the loan was repaid with proceeds from other short-term borrowings as discussed below.

In August, 1996, ARTRA borrowed $500,000 from a private investor, evidenced by a short-term note, due December 23, 1996, bearing interest at 10%. The loan is collateralized by 125,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary. As additional compensation for the loan, the private investor received a warrant, expiring in 2001, to purchase 25,000 ARTRA common shares at a price of $5.00 per share. The proceeds of the loan were used for working capital. At the Company's annual meeting of shareholders, held August 29, 1996, the private investor was elected to the Company's board of directors. In December 1996, the loan was extended until April 23, 1997 and the lender received, as additional compensation, a warrant , expiring in 2001, to purchase 25,000 ARTRA common shares at a price of $5.875 per share. In January, 1997, ARTRA borrowed an additional $300,000 from this lender evidenced by an short-term note, due December 23, 1997, bearing interest at 8%. The loan is collateralized by 100,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary. As additional compensation for the loan, the lender received a warrant, expiring in 2002, to purchase 25,000 ARTRA common shares at a price of $5.75 per share. In March 1997, ARTRA borrowed an additional $1,000,000 from this lender evidenced by an short-term note, due May 26, 1997, bearing interest at 12%. The loan is collateralized by 585,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary. As additional compensation, the lender received an option to purchase 25,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary at a price of $4.00 per share. If the note is not paid at maturity, the option price is reduced to $2.00 per share and, for every 30 days the note is outstanding past June 26, 1997, the lender will receive an option to purchase an additional 5,000 COMFORCE common shares at a price of $2.00 per share. The proceeds from this loan were used in part to repay the ARTRA/Fill-Mor $2,500,000 bank term loan described above. As of March 31, 1997, ARTRA had total outstanding borrowings of $1,800,000 from this lender collateralized by 810,000 shares of COMFORCE common stock.

In March 1997, ARTRA borrowed $1,000,000 from an unaffiliated corporation evidenced by an short-term note, due May 26, 1997, bearing interest at 12%. The loan is collateralized by 630,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary. As additional compensation, the lender received an option to purchase 25,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary at a price of $4.00 per share. If the note is not paid at maturity, the option price is reduced to $2.00 per share and, for every 30 days the note is outstanding past June 26, 1997, the lender will receive an option to purchase an additional 5,000 COMFORCE common shares at a price of $2.00 per share. The proceeds from this loan were used in part to repay the ARTRA/Fill-Mor $2,500,000 bank term loan described above.

In May, 1996, ARTRA borrowed $100,000 from a private investor, evidenced by an unsecured short-term note, due August 7, 1996, and renewed to February 6, 1997, bearing interest at 10%. The proceeds of the loan were used for working capital. At the Company's annual meeting of shareholders, held August 29, 1996, private investor was elected to the Company's board of directors. Effective January 17, 1997, private investor exercised his conversion rights and received 18,182 shares of ARTRA common stock as payment of the principal balance of his note.

At December 26, 1996, ARTRA was the obligor under two demand notes issued to an unaffiliated company, in the amount of $2,322,000, including accrued interest. The notes were issued in October, 1990 with interest at 15 percent. ARTRA is currently negotiating with the noteholder to extend or refinance this obligation.

At December 26, 1996, ARTRA also has outstanding short-term borrowings from other unrelated parties aggregating approximately $1,900,000, of which $150,000 is past due. The remaining amounts come due at various times in 1997. The notes were issued at various times during the period May 1991 to December 1996, with interest rates varying between 8 % 15%.

At December 28, 1995, $12,063,000 in ARTRA notes, plus accrued interest and fees, were payable to a bank. The notes provided for interest at the prime rate. In February 1996, a bank agreed to discharge all amounts under its ARTRA notes ($12,063,000 plus accrued interest and fees) and certain obligations of ARTRA's president, Peter R. Harvey for consideration consisting of ARTRA's cash payment of $5,050,000, Mr. Harvey's cash payment of $100,000 and Mr. Harvey's $3,000,000 note payable to the bank (the "Harvey Note"). The bank assigned ARTRA a $2,150,000 interest in the Harvey Note, subordinated to the bank's $850,000 interest in the Harvey Note, and ARTRA discharged $2,150,000 of Mr. Harvey's prior advances. ARTRA recognized a gain on the discharge of this indebtedness of $9,424,000 ($1.23 per share) in the first quarter of 1996 and recorded a receivable for Mr. Harvey's prorata share ($1,089,000) of the debt discharge funded by the Company. The cash payment due the bank was funded principally with proceeds received from the Bagcraft subsidiary in conjunction with the issuance of BCA (the parent of Bagcraft) preferred stock (see Note 11 to the Company's consolidated financial statements) along with proceeds received from a short-term loan agreement with an unaffiliated company.

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

On March 31, 1994, ARTRA entered into a series of agreements with its bank lender and with a private corporation that had guaranteed $2,500,000 of the ARTRA bank notes discharged in February 1996 as noted above. A major shareholder and executive officer of the private corporation is an ARTRA director. Per terms of the agreements, the private corporation purchased $2,500,000 of ARTRA notes from ARTRA's bank and the bank released the private corporation from its $2,500,000 loan guaranty. As consideration for purchasing $2,500,000 of ARTRA bank notes, the private corporation received a $2,500,000 note payable from ARTRA bearing interest at the prime rate. As additional consideration, the private corporation received an option to put back to ARTRA the 49,980 shares of ARTRA common stock received as compensation for its former $2,500,000 ARTRA loan guaranty at a price of $15.00 per share. The put option is exercisable on the later of the day that the $2,500,000 note payable to the private corporation becomes due or the date the ARTRA bank notes have been paid in full. The option price increases by $2.25 per share annually ($21.188 per share at December 26, 1996). During the first quarter of 1996, the $2,500,000 note and related accrued interest was paid in full principally with proceeds from additional short-term borrowings.

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

As discussed in Note 19 to the Company's consolidated financial statements, ARTRA has total advances due from its president, Peter R. Harvey, of which $7,998,000 and $5,369,000, including accrued interest, remained outstanding at December 26, 1996 and December 28, 1995 The advances bear interest at the prime rate plus 2% (10.25% at December 26, 1996 and 10.5% at December 28, 1995, respectively). Commencing January 1, 1993 to date, interest on all advances to Peter R. Harvey has been accrued and fully reserved. This receivable from Peter
R. Harvey has been classified as a reduction of common shareholders' equity.

In June 1996 Peter R. Harvey loaned the Company 100,000 shares of ARTRA common stock with (with a then fair market value of $587,000). The Company principally issued these common shares to certain lenders as additional consideration for short-term loans. In September 1996, after the Company's shareholders approved an increase in the number of authorized common shares, the Company repaid this loan. At Peter R. Harvey's direction, the 100,000 shares of the Company's common stock were issued in blocks of 25,000 shares each to the four daughters of the Company's Chairman of the Board, John Harvey. John Harvey and Peter R. Harvey are brothers.

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

As collateral for amounts due from Peter R. Harvey, the Company has received the pledge of 1,523 shares of ARTRA redeemable preferred stock (with a liquidation value of $1,523,000, plus accrued dividends) which are owned by Mr. Harvey. In addition, Mr. Harvey has pledged a 25% interest in Industrial Communication Company (a private company). Such interest is valued by Mr. Harvey at $800,000 to $1,000,000. During 1995, Peter R. Harvey entered into a pledge agreement with ARTRA whereby Mr. Harvey pledged additional collateral consisting of 42,067 shares of ARTRA common stock and 707,281 shares of Pure Tech International, Inc., a publicly traded corporation. Per terms of a February discharge of bank indebtedness (see Note 7 to the Company's consolidated financial statements), ARTRA received additional collateral from Mr. Harvey consisting of a $2,150,000 security interest in certain real estate, subordinated to the bank's $850,000 security interest in this real estate.

ARTRA has entered into various agreements under which it has sold its common shares along with options that require ARTRA to repurchase these shares at the option of the holder, principally one year after the date of each agreement. At December 26, 1996, options are outstanding that, if exercised, would require ARTRA to repurchase 98,734 shares of its common stock for an aggregate amount of $3,657,000. ARTRA does not have available funds to satisfy its obligations if these options were exercised. However the holders of redeemable common stock have the option to sell their shares in the market subject to the limitations of Securities Act Rule 144. At its discretion and subject to its financial ability, ARTRA could reimburse the optionholders for any short-fall resulting from such sale.

As discussed in Note 11 to the consolidated financial statements, ARTRA, Bagcraft and Bagcraft's parent BCA have various redeemable preferred stock issues with an aggregate carrying value of $19,778,000 at December 26, 1997. Redeemable preferred stock issues with an aggregate carrying value of
$11,100,000 at December 26, 1996, mature in 1997. The Bagcraft redeemable preferred stock, with a carrying value of $2,007,000 at December 26, 1996, is payable in June 1997. Bagcraft anticipates it will fund this payment with funds available under its revolving credit loan. The BCA Series B redeemable preferred stock, with a carrying value of $9,093,000 at December 26, 1996, is also payable in June 1997. ARTRA does not have available funds to satisfy this obligation. The Company is currently negotiating with the redeemable preferred shareholders to restructure or extend the maturity date of this obligation beyond 1997.

The Company has suffered recurring losses from operations and has a net capital deficiency. As a result of these factors, the Company has experienced difficulty in obtaining adequate financing to replace certain current credit arrangements, certain of which are in default, to fund its debt service and liquidity requirements in 1997. Due to its limited ability to receive operating funds from its operating subsidiaries, ARTRA historically has met its operating expenditures with funds generated by such alternative sources as private placements of ARTRA common stock and notes, sales of ARTRA common stock with put options, loans from officers/directors and private investors, as well as through sales of assets and/or other equity infusions. ARTRA plans to continue to seek such alternative sources of funds to meet its future operating expenditures.

ARTRA does not currently have available funds to repay amounts due under various loan arrangements, principally with private investors, some of which are currently past due. ARTRA is currently negotiating with several potential lenders to refinance certain outstanding debt obligations. However, there can be no assurance that ARTRA will be able to successfully refinance the above referenced indebtedness. The Company will continue to have significant levels of indebtedness in the future. The level of indebtedness may affect the rate at which or the ability of ARTRA to effectuate the refinancing or restructuring of debt. ARTRA also continues to negotiate with its creditors to extend due dates to allow ARTRA to maximize value from possible sale of assets and to explore various other sources of funding to meet its future operating expenditures. If ARTRA is unable to negotiate extensions with its creditors and complete the above mentioned transactions, ARTRA could suffer severe adverse consequences, and as a result, ARTRA may be forced to liquidate its assets or file for protection under the Bankruptcy Code.

ARTRA's corporate entity has no material commitments for capital expenditures.


         Bagcraft

Bagcraft entered into a Credit Agreement, dated as of December 17, 1993 (the "Credit Agreement") that initially provided for a revolving credit loan with interest at the lender's index rate plus 1.5% and two separate term loans. The term loans were separate facilities initially totaling $12,000,000 (Term Loan A) and $8,000,000 (Term Loan B), bearing interest at the lender's index rate plus 1.75% and 3%, respectively.

Effective February 1, 1996, the Credit Agreement was amended whereby, among other things, the maturity date of the Credit Agreement was extended until September 30, 1997, certain loan covenants were amended. The principal payments under Term Loan B were modified to include twenty-three monthly installments of $200,000 from November 15, 1995 to September 30, 1997, with the remaining balance payable at maturity (September 30, 1997). Additionally, in conjunction with a preferred stock exchange agreement between BCA (the parent of Bagcraft), Bagcraft and the holder of Bagcraft's 13.5% cumulative redeemable preferred stock, the lender consented to an advance to Bagcraft of $4,135,000 under the revolving credit loan to be transferred to ARTRA as a dividend (see Note 11 to the Company's consolidated financial statements).

In December 1996, the Credit Agreement was amended and restated whereby, among other things, the maturity date of the Credit Agreement was extended to September 30, 2002 and certain loan covenants were amended. Term Loan A and Term Loan B, as previously defined in the Credit Agreement were consolidated into a new $20,000,000 term loan with interest at the lender's index rate plus .25% (8.5% at December 26, 1996). Principal payments under the term loan were modified to provide for annual principal payments (payable in quarterly installments) in the amount of $2,000,000 in 1997 through 1999; $3,000,000 in 2000 and 2001; and $8,000,000 in 2002. The amended and restated Credit Agreement also provided for a $3,00,000 capital expenditures line of credit with interest at the lender's index rate plus .25%.

The amount available to Bagcraft under the revolving credit loan is subject to a borrowing base, as defined in the Credit Agreement, up to a maximum of
$18,000,000. At December 26, 1996 and December 28, 1995, approximately $6,200,000 and $6,600,000, respectively, was available and unused by Bagcraft under the revolving credit loan. Borrowings under the revolving credit loan are payable upon maturity of the Credit Agreement, unless accelerated under terms of the Credit Agreement. At December 26, 1996, the interest rate on the revolving credit loan was 8.25%.

As additional compensation for borrowings under the Credit Agreement, in December 1993, the lender received a detachable warrant ("Warrant"), expiring in December 1998, allowing the holder to purchase up to 10% of the fully diluted common equity of Bagcraft at a nominal value. Under certain conditions Bagcraft was required to repurchase the Warrant from the lender. The determination of the repurchase price of the Warrant was to be based on the Warrant's pro rata share of the highest of book value, appraised value or market value of Bagcraft. In connection with the February 1, 1996 amendment to the Credit Agreement, the warrant agreement was amended to permit the holder to purchase 13% of the fully diluted common equity of Bagcraft at the original nominal purchase price and to extend the expiration date to December 17, 1999. In January 1997, in accordance with the December 1996 amendment to the Credit Agreement, Bagcraft repurchased 50% of the Warrant (6.5% of the fully diluted common equity of Bagcraft) for $1,500,000. Bagcraft can repurchase the remaining 50% of the Warrant on or after December 17, 1997 for an amount based upon the Warrant's pro rata share of the highest of book value, appraised value or market value of Bagcraft as noted above.

Borrowings under the Credit Agreement are collateralized by the common stock and substantially all of the assets of Bagcraft. The Credit Agreement, as amended, contains various restrictive covenants, that among other restrictions, require Bagcraft to maintain minimum levels of tangible net worth and liquidity levels, and limit future capital expenditures and restricts additional loans, dividend payments and payments to related parties. In addition, the Credit Agreement prohibits changes in ownership of Bagcraft. At December 26, 1996 Bagcraft was in compliance with the provisions of its Credit Agreement.

In March, 1994 Bagcraft and the City of Baxter Springs, Kansas completed a $12,500,000 financing package associated with the construction of a new 265,000 sq. ft. production facility in Baxter Springs, Kansas. The financing package, funded by a combination of Federal, state and local funds, consists of the following loan agreements payable by Bagcraft directly to the City of Baxter
Springs:

         A $7,000,000 promissory note payable in ten installments of $700,000 due annually on July 21 of each year beginning in 1995 through maturity on July 21, 2004. Interest, at varying rates from 4.6% to 6.6%, is payable semi-annually. At December 26, 1996 and December 28, 1995, Bagcraft had outstanding borrowings of $5,600,000 and $6,300,000, respectively, under this loan agreement.

         A $5,000,000 subordinated promissory note payable as follows: $150,000 due in 1996; $2,425,000 due in 1998; and $2,425,000 due in 1999. The
         subordinated promissory note is non-interest bearing, subject to certain repayment provisions as defined in the agreement (as amended). At December 26, 1996 and December 28, 1995, Bagcraft had outstanding borrowings of $4,850,000 and $5,000,000, respectively, under this loan agreement.

         Two separate $250,000 subordinated promissory notes payable in varying installments through January 20, 2025. The subordinated promissory notes are non-interest bearing, subject to certain repayment provisions as defined in the agreement. At December 26, 1996 and December 28, 1995, Bagcraft had outstanding borrowings of $231,000 and $494,000, respectively, under this loan agreement.


Borrowings under the above loan agreements are collateralized by a first lien on the land and building at the Baxter Springs, Kansas production facility and by a second lien on certain machinery and equipment. Under certain circumstances, repayment of the borrowings under the above loan agreements is subordinated to the repayment of obligations under Bagcraft's Credit Agreement. At December 28, 1995, $552,000 of borrowings from the above loan agreements was reflected in the consolidated balance sheet in current assets as restricted cash and equivalents. These funds, invested in interest bearing cash equivalents and restricted for expenditures associated with the Baxter Springs, Kansas project were expended during the first quarter of 1996.

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

Bagcraft anticipates that its 1997 capital expenditures, principally for manufacturing equipment, will be approximately $2,500,000 and will be funded principally from the above mentioned credit facilities and also from operations.

As discussed in Note 20 to the consolidated financial statements effective January 2, 1997, Bagcraft completed the purchase of the business assets, subject to buyer's assumption of certain liabilities, of AB Specialty Holding Company, Inc. ("AB"). The consideration consisted of cash of approximately $2.4 million, funded through borrowings under Bagcraft's Credit Agreement, of which approximately $1.2 million was paid as a deposit in December 1996. The acquisition of AB, is expected to enhance Bagcraft's specialty bag business.

The common stock and virtually all the assets of the Company and its Bagcraft subsidiary have been pledged as collateral for borrowings under various loan agreements. Under certain debt agreements the Company is limited in the amounts it can withdraw from its operating subsidiaries.



         Investment In COMFORCE Corporation

ARTRA, along with its wholly owned Fill-Mor subsidiary, owns a significant minority interest in COMFORCE, consisting of 1,769,703 shares or approximately 14% of the outstanding common stock of COMFORCE as of December 26, 1996 with an aggregate value as of that date of $22,564,000.

The COMFORCE shares constitute unregistered securities under the Securities Act of 1933 (the "Act"). As a result of ARTRA's former involvement in the operations and management of COMFORCE, ARTRA was considered an "affiliate" of COMFORCE under the Act, and because of this, the number of shares that ARTRA could sell without registration under the Act within any three-month period was limited. For the reasons set forth below, the Company believes that an exemption from registration under Rule 144(k) promulgated under the Act is now available to it, and therefore the limitations under Rule 144 on the number of restricted shares that ARTRA could sell within any three-month period without registrations are no longer applicable to it.

Rule 144(k) of the Act permits the sale without registration under the Act of restricted shares of an issuer that have been held in excess of three years (two years as of April 29, 1997) by persons who have not been "affiliates" of the issuer for the preceding three months. Since December 28, 1995, ARTRA, Fill-Mor and their respective officers, directors, affiliates and employees have held no managerial or executive positions with COMFORCE nor have any of the above served in the capacity of directors, nor have any of them had the right under any agreement or otherwise to serve in such capacity since December 28, 1995. Likewise, neither ARTRA, Fill-Mor nor any of the above had the right under any agreement or otherwise to serve in such capacity since December 28, 1995. Finally, since that time, neither ARTRA, Fill-Mor nor any of their respective officers, directors, affiliates and employees have had any material involvement in, nor have they been able to exercise any control over, COMFORCE, either individually or together with any other person or entity. Because of this, the Company and COMFORCE believe that ARTRA and Fill-Mor are not "affiliates" of COMFORCE and, since they have held their shares in excess of three years, qualify for the exemption under Rule 144(k) set forth above.

There can be no assurance that the Securities and Exchange Commission would concur with the Company's position. Notwithstanding this, ARTRA does not believe that its ability to sell COMFORCE shares, or eventually to realize on the value of its COMFORCE shares, will be affected in a material adverse way, although it may not be able to sell its COMFORCE shares as quickly as it could if it were to use Rule 144(k), and in any event, an attempt to sell a large number of its COMFORCE shares over a limited period could be expected to result in a reduction in the value of such shares. Effective December 19, 1996, ARTRA and COMFORCE entered into a Settlement Agreement pursuant to which COMFORCE agreed to include in a proposed underwritten public offering 380,000 shares of COMFORCE common stock held by ARTRA and its Fill-Mor subsidiary and ARTRA agreed to a Lock-up agreement which limits its ability to sell its remaining COMFORCE common shares for a period of 360 days after the effective date of COMFORCE's proposed underwritten public offering. The registration statement has not occurred as of the date of this Form 10-K. If COMFORCE does not retain an underwriter by April 30, 1997, ARTRA will released from the provisions of the Lock-up Agreement. Currently, the sale of 1,715,000 COMFORCE common shares held by ARTRA and Fill-Mor is restricted because the shares are collateral for various short-term loans (54,703 shares held by ARTRA and Fill-Mor remain unencumbered).

In January 1996, the Company's Board of Directors approved the sale of 200,000 of ARTRA's COMFORCE common shares to certain officers, directors and key employees of ARTRA for non-interest bearing notes totaling $400,000. The notes, collateralized by the 200,000 COMFORCE common shares sold, are not payable until the earlier of the registration of these shares under the Securities Act of 1993 or the expiration of the applicable resale waiting period under Securities Act Rule 144. Additionally, the noteholders have the right to put their COMFORCE shares back to ARTRA in full payment of the balance of their notes. Based upon the preceding factors, the Company has concluded that, for reporting purposes, it has effectively sold options to certain officers, directors and key employees to acquire 200,000 of ARTRA's COMFORCE common shares. Accordingly, these 200,000 COMFORCE common shares have been removed from the Company's portfolio of "Available-for-sale securities" and are classified in the Company's consolidated balance sheet at December 26, 1996 as other receivables with an aggregate value of $400,000, based upon the value of proceeds to be received upon future exercise of the options. The disposition of these 200,000 COMFORCE common shares will result in a gain which has been deferred and will not be recognized in the Company's financial statements until the options to purchase these 200,000 COMFORCE common shares are exercised. As of December 26, 1996, no options to acquire any of the 200,000 COMFORCE common shares had been exercised.

During 1996 ARTRA sold 193,000 COMFORCE common shares in the market, with the net proceeds of approximately $3,7000,000 used for working capital. During 1996 certain lenders received 105,000 COMFORCE common shares held by the Company as additional consideration for short-term loans. In October 1996, a lender exercised the conversion rights of a short-term loan and received 33,333 COMFORCE common shares in settlement of the Company's obligation. The disposition of these 331,333 COMFORCE common shares resulted in realized gains of $5,818,000 during the year ended December 26, 1996, with cost determined by average cost.

At December 26, 1996 ARTRA's remaining investment in COMFORCE (1,769,703 shares, currently a common stock ownership interest of approximately 14%) was classified in the Company's consolidated balance sheet in noncurrent assets as "Available-for-sale securities." At December 26, 1996 the gross unrealized gain relating to ARTRA's investment in COMFORCE, reflected as a separate component of shareholders' equity, was $25,719,000.


         Litigation

The Company and its subsidiaries are the defendants in various business-related litigation and environmental matters. See Notes 13 and 18 to the Company's financial statements. At December 26, 1996 and December 28, 1995, the Company had accrued $1,900,000 and $1,800,000 respectively, for potential business-related litigation and environmental liabilities. However, as discussed above ARTRA may not have available funds to pay liabilities arising out of these business-related litigation and environmental matters or, in certain instances, to provide for its legal defense. ARTRA could suffer severe adverse consequences in the event of an unfavorable judgment in any of these matters.


         Net Operating Loss Carryforwards

At December 26, 1996, the Company and its subsidiaries had Federal income tax loss carryforwards of approximately $36,000,000, expiring principally in 2002 - 2010, available to be applied against future taxable income, if any. In recent years, the Company has issued shares of its common stock to repay various debt obligations, as consideration for acquisitions, to fund working capital obligations and as consideration for various other transactions. Section 382 of the Internal Revenue Code of 1986 limits a corporation's utilization of its Federal income tax loss carryforwards when certain changes in the ownership of a corporation's common stock occurs. In the opinion of management, the Company is not currently subject to such limitations regarding the utilization of its Federal income tax loss carryforwards. Should the Company continue to issue a significant number of shares of its common stock, it could trigger a limitation that would prevent it from utilizing a substantial portion of its Federal income tax loss carryforwards.


Impact of Inflation and Changing Prices

Inflation has become a less significant factor in our economy; however, to the extent permitted by competition, the Company generally passes increased costs to its customers by increasing sales prices over time.

Recently Issued Accounting Pronouncements

         Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share. This new accounting principle is effective for the Company's fiscal year ending December 25, 1997. The Company believes that adoption will not have a material impact on its financial statements.




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


 Name                     Age      Positions and Experience
 ----                     ---      ------------------------

John Harvey (1)            64      Chairman of the Board of  Directors and Chief
                                   Executive  Officer of ARTRA;  Director  since
                                   1968;  Chairman  of the  Board of  Directors,
                                   since 1985, a Director  from 1982 to December
                                   1995 and the  Chief  Executive  Officer  from
                                   1990 to November 1995 of COMFORCE Corporation
                                   (temporary professional employment,  formerly
                                   The Lori  Corporation);  an equity holding of
                                   ARTRA    representing    14%   of    COMFORCE
                                   outstanding  stock;  a  Director  of  Plastic
                                   Specialties and  Technologies,  Inc.  ("PST")
                                   (textiles,  hose and tubing); and Director of
                                   Ozite   Corporation   (textiles,   hose   and
                                   tubing). Director of PureTec Corporation, the successor by merger to Ozite. Former Director of Rymer Foods, Inc. (portion control meat products and seafood).

Peter R. Harvey (2)       61       President and  Chief Operating  Officer and a
                                   Director  since  1968;  Director  of COMFORCE
                                   (temporary professional employment,  formerly
                                   The Lori  Corporation)from  1985 to  December
                                   1995  and a vice  president  through  January
                                   1996, an equity holding of ARTRA representing
                                   14% of COMFORCE outstanding common stock; a former Director and Chief Operating Officer of SoftNet Systems, Inc. ("SoftNet"). During
                                   1995, Mr. Harvey resigned from all of the Softnet offices, formerly The Vader Group
                                   Inc. (image processing and health care cost containment); Vice President and Director of Ozite Corporation, the majority parent of PST
                                   (textiles, hose and tubing). Director of PureTec Corporation, the successor by merger to Ozite. Former Director of Rymer Foods
                                   Inc., (portion control meat products and seafood).

Gerard M. Kenny (3)        44      Director since 1988; Executive Vice President
                                   and Director since 1982 of Kenny Construction
                                   Company   since   1982   (diversified   heavy
                                   construction);  General  Partner  of  Clinton
                                   Industries    (investments),     a    limited
                                   partnership, since 1972.

Edward A. Celano (4)       57      Executive Vice President of the Atlantic Bank
                                   of New York  since May 1, 1996,  Senior  Vice
                                   President of National  Westminster,  USA from
                                   1984 through April 1996, corporate finance.

Howard R. Conant (5)       71      Retired  Chairman of the  Board of Interstate
                                   Steel Co., 1970 to 1990, and a consultant to Interstate through 1992.

Maynard K. Louis (6)       66      Retired Chairman of  the Board of Lord  Label
                                   (now known as Porter & Chatburn),  a printing
                                   company,  from 1965 to 1989,  Vice President,
                                   1989 to 1993,  director  of ARTRA  from  1993
                                   through 1995.

Robert L. Johnson (7)      60      Chairman  and  Chief   Executive  Officer  of
                                   Johnson  Bryce,   Inc.,   flexible  packaging
                                   materials of food products since 1991, and previously, for many years, a vice president of Sears Roebuck & Co.


John Harvey and Peter R. Harvey are brothers. COMFORCE was a 64.3% owned subsidiary of ARTRA until October, 1995. ARTRA now owns approximately 14% of COMFORCE. PureTec International, Inc. ("PureTec"), and PST are affiliates of ARTRA.

Information Regarding Executive Officers

Set forth below is information concerning the executive officers and other key employees of ARTRA who were in office as of the date of this Form 10-K.

Name                   Age                      Position
----                   ---                      --------


John Harvey            64         Chairman of the Board and Chief Executive
                                  Officer of ARTRA

Peter R. Harvey        61         President and Chief Operating Officer of ARTRA

John G. Hamm           57         Executive Vice President of ARTRA

Robert S. Gruber       63         Vice President - Corporate Relations of ARTRA

James D. Doering       60         Vice President, Treasurer and Chief  Financial
                                  Officer of ARTRA


John Conroy            52         Vice President  - Corporate  Administration of
                                  ARTRA

Lawrence D. Levin      45         Controller of ARTRA

Edwin G. Rymek         66         Secretary of ARTRA




John Harvey, Chairman and Chief Executive Officer of ARTRA. See "Information Concerning Directors" above for a description of Mr. Harvey's relevant business experience.

Peter  R.  Harvey,   President  and  Chief  Operating   Officer  of  ARTRA.  See
"Information Concerning Directors" above for a description of Mr. Harvey's relevant business experience.

John G. Hamm, Executive Vice President of ARTRA. Mr. Hamm has served as Executive Vice President, since February 1988, and Vice President - Finance, from 1975 until 1988, of ARTRA. Mr. Hamm has also served as Vice President - Finance, from August 1990 until July 1995, and as a Director, from 1984 until July 1995, of Ozite Corporation. Mr. Hamm also serves as a Director of SoftNet Systems, Inc. since 1985 and served as Director of PST from 1985 until January, 1996.

Robert S. Gruber, Vice President - Corporate Relations of ARTRA. Mr. Gruber has served as Vice President - Corporate Relations of ARTRA since 1975 and The Lori Corporation from 1975 to 1995. Mr. Gruber has served as a consultant to COMFORCE during 1996.

James D. Doering, Vice President, Treasurer and Chief Financial Officer of ARTRA. Mr. Doering has served as Vice President, since 1980, Treasurer, since 1987, Chief Financial Officer, since February 1988, and Controller, from 1980 to 1987. Mr. Doering has also served as Vice President and Chief Financial Officer of COMFORCE from February 1988 through January 1996.

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

Lawrence D. Levin, Controller of ARTRA. Mr. Levin has served as Controller, since 1987, Assistant Treasurer and Assistant Secretary, since 1980, and Assistant Controller, from 1980 to 1987. Mr. Levin has also served as Controller of COMFORCE since December 1989 through January 1996 and as the Assistant Chief Financial Officer of COMFORCE from May 1993 through January 1996.

Edwin G. Rymek, Secretary of ARTRA. Mr. Rymek has served as Secretary of ARTRA since 1987 and of COMFORCE from 1982 through 1995.


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

Item 11.  Executive Compensation

Directors' Compensation

Directors who are not employees of ARTRA ("Outside Directors") are entitled to receive an annual retainer of $4,000 and $250 per meeting attended; however, no fees were paid to Outside Directors in 1996. Each Outside Director who sits on an established committee of ARTRA is entitled to receive $150 per committee meeting attended. Employees of ARTRA who also serve as directors receive no additional compensation for such service.


Executive Officer Executive Officer Compensation

The following table shows all compensation paid by ARTRA and its subsidiaries for the fiscal years ended December 26, 1996, December 28, 1995 and December 29, 1994, to the chief executive officer of ARTRA and each of its other most highly compensated executive officers who were serving as executive officers of ARTRA as of December 26, 1996 and whose compensation exceeded $100,000 in 1996.


                           SUMMARY COMPENSATION TABLE

                                            Annual Compensation(1)       Long Term Compensation(1)
                                            ----------------------       -------------------------
                                                                           Securities          All
                                                                          Underlying(3)       Other
          Name and                      Salary       Salary                 Options -        Compen-
    Principal Positions       Year       Paid      Deferred(2)   Bonus    No. of Shares      sation
    -------------------       ----       ----      -----------   -----    -------------      ------

         John Harvey,         1996     $137,811      $  -0-      $ -0-     141,000          $5,456(4)
      Chairman and Chief      1995      126,200         -0-        -0-         -0-           2,520(5)
      Executive Officer       1994      126,200         -0-        -0-         -0-           2,520(5)


      James D. Doering,       1996      133,600         -0-        -0-      57,500           6,000(4)
     Vice President and       1995       49,900       83,500       -0-         -0-           3,470(5)
   Chief Financial Officer    1994      111,133       22,267       -0-         -0-           3,000(5)


        John G. Hamm,         1996      133,600         -0-        -0-     101,250           6,000(4)
          Executive           1995       49,900       83,500       -0-         -0-           3,470(5)
        Vice President        1994      111,133       22,267       -0-         -0-           3,000(5)


      Robert S. Gruber,       1996      110,400         -0-        -0-      97,750           6,000(4)
        Vice President        1995       92,000       69,000       -0-         -0-           2,868(5)
     Corporate Relations      1994          -0-       18,400       -0-         -0-           3,000(5)


-----------------------

(1) No additional annual compensation was paid, no restrictive stock awards or stock appreciation rights were granted, and no long term incentive plan payouts were made to any of the officers listed in the table. Only compensation earned in 1996 (irrespective of the year in which paid) is considered in determining inclusion in this table.

(2) Salaries are shown as paid (or deferred) in the year earned. Any deferred salaries paid in a year subsequent to the year earned are not shown as paid in such subsequent year. All salary deferrals for the years 1994 and 1995 have been paid as of the date hereof.

(3) All of the options shown in this column were granted under the Company's 1996 Stock Option Plan at an exercise price of $5.25 per share, being the closing price of the Company's common stock on the New York Stock Exchange on the date of grant (October 4, 1996). These options expire October 4, 2006.

(4) These amounts include the Company's contributions to the 401(k) plan during 1996 and 1995 and amounts contributed to the ARTRA GROUP Incorporated Employee Stock Ownership Plan (the "ESOP") during 1995. See note (5) below for a further discussion of the ESOP.

(5) These amounts represent the closing price on the New York Stock Exchange of Common Stock as of the date the named officers became entitled to receive the stock pursuant to the ESOP. Annual contributions were made to the ESOP at the discretion of the Board of Directors. ARTRA contributed 15,000 common shares to the Plan with a fair market value of $71,250 ($4.75 per share) for the plan year ending December 29, 1994. Effective August 1, 1995, the Company terminated the ESOP and subsequently distributed the related Employee accounts to participants.




The following table sets forth information concerning the aggregate number and potential realizable values of options granted to the Chief Executive Officer and the other executive officers of the Company listed in the Summary Compensation Table during the fiscal year ended December 26, 1996. The Board of Directors authorized the issuance of options on October 5, 1996 at a per share exercise price of $5.25 (being the closing price on October 4, 1996).


                       OPTION GRANTS IN FISCAL YEAR 1996

                                                                                                    Potential Realizable
                                                                                                      Value at Assumed
                                                                                                       Annual Rates of
                                                                                                      Appreciation for
                                            Individual Grants                                          Option Term (1)
                       -----------------------------------------------------------------         -------------------------
                       Number of     % of Total Options
                        Options         Granted to          Exercise Price    Expiration
       Name             Granted      Employees in 1996      ($ per share)        Date                 5%            10%
-------------------    --------      -----------------      -------------     ----------         ----------     ----------
John Harvey             141,000           26.5%                 $ 5.25          10-04-06         $  466,710     $1,184,400

James D. Doering         57,500           10.8%                 $ 5.25          10-04-06         $  190,325     $  784,875

John G. Hamm            101,250           19.0%                 $ 5.25          10-04-06         $  335,138     $  850,500

Robert S. Gruber         97,750           18.3%                 $ 5.25          10-04-06         $  323,553     $  821,100


The following table sets forth information concerning the aggregate number and values of options held by the Chief Executive Officer and the other executive officers of the Company listed in the Summary Compensation Table as of December 26, 1996 which were granted to such officers in consideration of their services as officers or directors of the Company. No other options held by the Chief Executive Officer or any other executive officers of the Company listed in the Summary Compensation Table were exercised in 1996.


                     AGGREGATED OPTION EXERCISES IN 1996 AND
                      OPTION VALUES AS OF DECEMBER 26, 1996

                                                                     Number of           Value of Unexercised
                                                                    Unexercised             In-the-Money
                                                                Options at 12-26-96      Options at 12-26-96
                           Shares Acquired          Value           Exercisable/            Exercisable/
      Name                   on Exercise          Realized        Unexercisable(1)         Unexercisable(2)
------------------         ---------------        ---------     -------------------       ------------------
John Harvey                       0                $    0             221,000/                $321,000/None
                                                                           0

James D. Doering               8,500                18,000            111,000/                 180,000/None
                                                                           0

John G. Hamm                      0                     0             140,450/                 184,000/None
                                                                           0

Robert S. Gruber                  0                     0             118,750/                 136,000/None


                                                                           0
-------------------------------

(1) See the notes under "Principal Shareholders" for a description of the options (including exercise prices) granted to each of the executive officers listed in this table.

(2) The listed options were issued at per share exercise prices of from $3.65 per share to $5.25 per share. The market price of Common Stock as of the close of trading on December 26, 1996 on the New York Stock Exchange was $6.125 per share.

     Compensation Committee Interlocks And Insider Participation

Authority to determine the compensation of executive officers is conferred upon the Company's Board of Directors or, in the case of officers paid by Bagcraft Corporation of America ("Bagcraft"), by Bagcraft's Board of Directors. The salary of John Harvey was paid by Bagcraft.

ARTRA's Board did not consider the compensation of its officers in 1996. The decisions concerning the cash compensation of these executive officers (including of John Harvey, the Chairman and Chief Executive Officer of ARTRA, who was compensated by Bagcraft for his services as its Chairman) were made by Peter R. Harvey, the President and Chief Operating Officer of ARTRA. Although ARTRA has an Option and Compensation Committee formed to consider and award options under ARTRA's 1985 Stock Option Plan, this committee did not meet in 1995. In December, 1995, the ARTRA Board awarded options to the Chief Executive Officer and to certain executive officers subject to approval by the shareholders of the proposed 1996 Stock Option Plan. Peter R. Harvey, John Harvey and Gerard Kenny executed the consent approving these awards. These awards were granted as compensation for late salary payments during the period 1991 to 1995. See "Transactions with Management and Others" for a description of various transactions and relationships between the Company and each of these directors.


Item 12. Security Ownership of Certain Beneficial Owners and Management

Securities Ownership of Certain Beneficial Owners

As of March 31, 1997, there were 7,885,420 shares of Common Stock issued and outstanding. The following table sets forth the number and percentage of Common Stock known by management of ARTRA to be beneficially owned as of March 31, 1997 by (i) all stockholders known by management of ARTRA to own 5% or more of ARTRA's Common Stock, (ii) all directors of ARTRA, (iii) each executive officer included in the Summary Compensation Table and (iv) all directors, executive officers and other key employees of ARTRA as a group (9 persons). Unless stated otherwise, each person so named exercises sole voting and investment power as to the shares of Common Stock so indicated.

As of March 31, 1997, 3,750 shares of Series A Preferred Stock of ARTRA, par value $1,000 per share, were issued and outstanding. Each share of this Series A Preferred Stock entitles the holder to one vote on an equal basis with each share of Common Stock. Accordingly, for purposes of showing ownership of Common Stock in the table below, the Series A Preferred Stock is treated as Common Stock.

                                               Number
                                             of Shares
                                           Beneficially
Name of Beneficial Owner                       Owned            Percent
------------------------                       -----            -------


Research Center of Kabbalah(1)                 547,250            6.8%
Peter R. Harvey(2)     Common                  440,243            5.6%
                       Preferred                 1,523           40.6%
John Harvey(3)                                 423,796            5.2%
Gerard M. Kenny(4)                             240,048            3.0%
Maynard K. Louis(5)                            121,000            1.5%
Howard R. Connant(6)                           205,000            2.6%
Edward A. Celano                                18,182              *
Robert L. Johnson                                2,873              *
John G. Hamm(7)                                143,498            1.8%
Robert S. Gruber(8)                            141,104            1.8%
James D. Doering(9)                            124,311            1.6%
All directors and executive officers
  as a group (12 persons)                    2,086,749           23.1%




*        Less than 1% of the outstanding shares.

Ozite Corporation, an affiliate of ARTRA by reason of Peter R. Harvey and John Harvey being directors of the parent corporation, Puretec, is the record holder of 2,227 shares (59.4%) of the ARTRA Series A Preferred.

--------------------------

(1) The address of Research Center of Kabbalah ("RCK") is 83-84 115th Street, Richmond Hill, New York 11418. The shares beneficially owned by RCK consist of 361,000 shares of Common Stock owned directly, 21,250 shares of Common Stock issuable under a warrant which expires October 29, 1998 at an exercise price of $6.00 per share, 65,000 shares of Common Stock issuable under a warrant which expires December 31, 1998 at an exercise price of $7.00 per share and 100,000 shares of Common Stock issuable under a warrant which expires February 14, 2002 at an exercise price of $5.625 per share.

(2) Mr. Peter R. Harvey's business address is 500 Central Avenue, Northfield, Illinois 60093. The shares beneficially owned by Mr. Harvey consist of 375,138 shares held directly by him (of which 373,615 are Common Stock and 1,523 are shares of Series A Preferred Stock), 23,001 shares held as trustee for the benefit of his nieces, 800 shares owned by his wife and children, 634 shares held in his 401(k) plan, 7,193 shares held in his individual retirement account, 20,000 shares issuable under an option which expires September 19, 2001 at an exercise price of $3.65 per share and 15,000 shares issuable under an option which expires January 8, 2003 at an exercise price of $3.75 per share.

(3) Mr. John Harvey's business address is 500 Central Avenue, Northfield, Illinois 60093. The shares of Common Stock beneficially owned by Mr. Harvey consist of 123,100 shares held directly by him, 1,705 shares held in his 401(k) plan, 5,746 shares held in his individual retirement account, 75,000 shares issuable under an option which expires December 19, 2000 at an exercise price of $3.65 per share, 1,000 shares issuable under an option which expires September 19, 2001 at an exercise price of $3.65 per share, 4,000 shares issuable under an option which expires January 8, 2003 at an exercise price of $3.75 per share, 141,000 shares issuable under an option which expires October 4, 2006 at an exercise price of $5.25 per share and an aggregate of 72,245 shares issuable under warrants expiring at various dates in 2000 and 2001 received in 1995 and 1996 as additional compensation for 1995 and 1996 short-term loans at exercise prices of $3.75 per share to $6.25 per share.

(4) The shares beneficially owned by Mr. Kenny consist of 2,000 shares of ARTRA's common stock issuable upon the exercise of an option at $10.00 per share expiring November 28, 1996, 75,652 shares held by (or issuable to) Kenny Construction Company, 14,411 shares held by Clinton Industries, and 75,001 shares issuable under a warrant held by Clinton Industries which expires November 10, 1997 at an exercise price of $5.00 per share. Kenny Construction Company holds put options to sell to ARTRA (i) 23,004 shares of Common Stock for a put price of $83.45 per share plus an amount equal to 15% per annum for each day from March 1, 1991 to the date of payment by ARTRA, which put option expires December 31, 1997, and (ii) 49,980 shares of Common Stock for a put price of $21.19 per share, subject to an annual increase of $2.25, which put option is exercisable on the later of the date ARTRA's obligations to Bank of America are repaid or the $2,500,000 note of ARTRA payable to Kenny Construction Company (as described in paragraph 5 under "Transactions with Management and Others." If the stock subject to the put is sold at a price less than the put price, the Company would remain liable to the holder of the put for the amount by which the put price of the shares exceeds the selling price. Mr. Kenny is Executive Vice President, Director and beneficial owner of 16.66% of the issued and outstanding stock of Kenny Construction Company. He is also the General Partner and a 14.28% beneficial owner of Clinton Industries, a limited partnership. See paragraphs 4 and 5 under "Transactions with Management and Others."

(5) Mr. Louis is the holder of warrants to purchase 121,000 shares of ARTRA common stock at prices of $4.50 to $8.00 per share which warrants expire on various dates commencing in 1997 and ending June 13, 2001.

(6) Mr. Conant holds 140,000 ARTRA common shares directly, Mrs. Conant holds 5,000 ARTRA common shares and Mr. Conant holds warrants to acquire 60,000 shares of ARTRA common stock at prices of $5.00 to $5.75 per share which warrants expire on various dates in 2001 and 2002.

(7) The shares of Common Stock beneficially owned by Mr. Hamm consist of 50 shares held directly by him, 93 shares held by him and his wife jointly, 2,905 shares held in his 401(k) plan, 25,000 shares issuable under an option which expires December 19, 2000 at an exercise price of $3.65 per share, 1,000 shares issuable under an option which expires September 19, 2001 at an exercise price of $3.65 per share, 13,200 shares issuable under an option which expires January 8, 2003 at an exercise price of $3.75 per share, and 101,250 shares issuable under an option which expires October 4, 2006, at an exercise price of $5.25 per share.

(8) The shares of Common Stock beneficially owned by Mr. Gruber consist of 20,190 shares held directly by him, 943 shares held in his 401(k) plan, 1,221 shares held in his individual retirement account, 8,000 shares issuable under an option which expires December 19, 2000 at an exercise price of $3.65 per share, 1,000 shares issuable under an option which expires September 19, 2001 at an exercise price of $3.65 per share, 12,000 shares issuable under an option which expires January 8, 2003 at an exercise price of $3.75 per share and 97,750 shares issuable under an option which expires October 4, 2006, at an exercise price of $5.25 per share.

(9) The shares of Common Stock beneficially owned by Mr. Doering consist of 10,500 shares held by him in joint tenancy with his wife, 1,693 shares held in his 401(k) plan, 1,118 shares held in his individual retirement account, 22,500 shares issuable under an option which expires December 19, 2000 at an exercise price of $3.65 per share, 31,000 shares issuable under an option which expires January 8, 2003 at an exercise price of $3.75 per share and 57,500 shares issuable under an option which expires October 4, 2006, at an exercise price of $5.25 per share.



Item 13. Certain Relationships And Related Transactions

Effective October 17, 1995, COMFORCE, formerly a 64% owned subsidiary of ARTRA, acquired all of the capital stock of COMFORCE Telecom Inc. ("COMFORCE Telecom"), formerly Spectrum Global Services, Inc. d/b/a YIELD Global, for consideration of approximately $6.4 million, net of cash acquired. This consideration consisted of cash to the seller of approximately $5.1 million, fees of approximately $700,000, including a fee of $500,000 to a related party, and 500,000 shares of COMFORCE common stock valued at $843,000 (at a price per share of $1.68) issued as consideration for various fees and guarantees associated with the transaction. The 500,000 shares of COMFORCE common stock consisted of (i) 100,000 shares issued to an unrelated party for guaranteeing the purchase price to the seller, (ii) 100,000 shares issued to ARTRA, then the majority stockholder of the Company, in consideration of its guaranteeing the purchase price to the seller and agreeing to enter into the Assumption Agreement, as discussed below, (iii) 150,000 issued to two unrelated parties for advisory services in connection with the acquisition, and (iv) 150,000 shares issued to Peter R. Harvey, then a Vice President and director of COMFORCE for guaranteeing the payment of the $6.4 million purchase price to the seller. Additionally, in conjunction with the COMFORCE Telecom acquisition, ARTRA entered into an Assumption Agreement whereby it agreed to assume substantially all pre-existing Lori liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation. Accordingly, at December 26, 1996, $348,000 of such pre-existing Lori liabilities were classified in ARTRA's condensed consolidated balance as current liabilities of discontinued operations.

Effective July 4, 1995, COMFORCE's management agreed to issue up to a 35% common stock interest in the COMFORCE to certain individuals to manage COMFORCE's entry into the telecommunications and computer technical staffing business. COMFORCE recognized a non-recurring charge of $3,425,000 related to this stock since these stock awards were 100% vested when issued, and were neither conditioned upon these individuals' service to the Company as employees nor the consummation of the COMFORCE Telecom acquisition. Accordingly, this compensation charge was fully recognized in 1995. The shares of COMFORCE common stock issued in accordance with the above agreements were valued at $.93 per share. COMFORCE's management valued COMFORCE based on its discussions with market makers and other advisors, taking into account (i) that the Jewelry Business, which was discontinued at the end of the second quarter of 1995, had a negligible value, and (ii) the value of COMFORCE was principally related to the potential effect that a purchase of COMFORCE Telecom, if successfully concluded, would have on the market value of COMFORCE common stock. COMFORCE's management believed this value of $.93 per share to be a fair and appropriate value based upon COMFORCE's financial condition as of the date COMFORCE became obligated to issue these shares. After the issuance of the COMFORCE common shares, plus the effects of other transactions, ARTRA's ownership interest in COMFORCE common stock was reduced to approximately 14% and 25% at December 26, 1996 and December 28, 1995, respectively. Accordingly, in October 1995, the accounts of COMFORCE and its majority-owned subsidiaries were deconsolidated from ARTRA's consolidated financial statements. See Note 6 to the Company's consolidated financial statements for the year ended December 26, 1996 for a further discussion of the accounting treatment of ARTRA's investment in COMFORCE.

Effective December 19, 1996, ARTRA and COMFORCE agreed to settle various differences in the interpretation of certain agreements relating to the COMFORCE Telecom acquisition, whereby, among other things:

           (a) COMFORCE delivered to ARTRA 100,000 shares of COMFORCE common stock in consideration of ARTRA's guarantee of the COMFORCE Telecom purchase price to the seller and 100,000 shares of COMFORCE common stock for the cancellation of the Series C Preferred Stock. ARTRA's financial statements have reflected the issuance of these 200,000 COMFORCE common shares to ARTRA since the fourth quarter of 1995.

           (b)    ARTRA  delivered  to  COMFORCE  certificates   evidencing  its
                  ownership of 100% of the Lori Series C Preferred Stock.

           (c) COMFORCE agreed to include in a proposed underwritten public offering 380,000 shares of COMFORCE common stock held by ARTRA and its Fill-Mor subsidiary. Sales proceeds will be used principally to discharge certain ARTRA and Fill-Mor debt obligations.

           (d) ARTRA agreed to a Lock-up Agreement which limits its ability to sell its remaining COMFORCE common shares for a period of 360 days after the effective date of COMFORCE's proposed underwritten public offering.

           (e) ARTRA agreed to deposit 125,000 shares of its COMFORCE common stock into an escrow account to collateralize its remaining obligations under the Assumption Agreement.


The proposed underwritten public offering referred to in paragraph (c) above has not occurred as of the date of this Form 10-K. If COMFORCE does not retain an underwriter by April 30, 1997, ARTRA will released from the provisions of the Lock-up Agreement.

During 1995, ARTRA received $399,000 of advances from COMFORCE. In 1996, COMFORCE advanced ARTRA an additional $54,000. During 1996 ARTRA repaid the above advances and paid down, assumed or otherwise settled substantially all of the known pre-existing COMFORCE liabilities it assumed in conjunction with the COMFORCE Telecom acquisition.

John Harvey was the chief executive officer, the chairman of the board of COMFORCE until November 1995 and a director to December 1995. Peter R. Harvey was a director of COMFORCE to December 1995 and a vice president of COMFORCE through January 1, 1996. James D. Doering was the vice president and chief financial officer of COMFORCE through January 1996. Lawrence D. Levin was the controller and assistant chief financial officer of COMFORCE through January 1996. Edwin Rymek was the secretary of COMFORCE through November 1995.

In January 1995, ARTRA borrowed $100,000 from John Harvey on a short-term basis evidenced by a note due March 20, 1995 and bearing interest at 8% per annum. This loan, as well as other short-term borrowings from John Harvey, aggregating $175,000 at December 28, 1995, have been renewed as they matured during 1995. In February 1996 ARTRA repaid $50,000 to Mr. Harvey. In May 1996 ARTRA repaid Mr. Harvey's loans and related accrued interest in their entirety. As additional compensation the loans provided for the issuance of warrants to purchase ARTRA common shares, as determined by the number of days the loans are outstanding. John Harvey received warrants to purchase an aggregate of 66,045 shares of ARTRA common stock at prices ranging from $3.75 to $6.125 per share as additional compensation for his loans to ARTRA.

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

In February 1996, a bank agreed to discharge all amounts under its ARTRA notes ($14,563,639.39 including accrued interest and fees) and certain obligations of ARTRA's president, Peter R. Harvey. In connection with said discharge, ARTRA obtained a $2,150,000 participation right in a $3 million note, which was offset by the discharge of $2,150,000 in prior Harvey indebtedness. In addition, ARTRA recorded a receivable of $1,089,000 for Mr. Harvey's pro rata share of the debt discharge funded by the Company. See "Transactions with Management and Others -- Settlement of the Bank of America Illinois Debt."

In May 1991, ARTRA's Fill-Mor subsidiary made advances to Peter R. Harvey. The advances, made out of a portion of the proceeds of a short-term bank loan, bear interest at the prime rate plus 2%. The amount of these advances at March 30, 1995 was $1,540,000 (including $398,000 of accrued interest). In April, 1995, these advances from ARTRA's Fill-Mor subsidiary to Peter R. Harvey were transferred to ARTRA as a dividend.

The aggregate amount of all amounts due from Mr. Harvey which remained outstanding as of December 26, 1996 (the end of ARTRA's most recent fiscal year) was $7,998,000. ARTRA has accrued interest in the sum of $1,699,000 on the principal owed to it by Mr. Harvey. Commencing January 1, 1993 to date, interest on these amounts due from Peter R. Harvey has been accrued and fully reserved.

As partial collateral for amounts due from Peter R. Harvey, the Company has received the pledge of 1,523 shares of ARTRA redeemable preferred stock (with a liquidation value of $1,523,000, plus accrued dividends) which are owned by Mr. Harvey. In addition, Mr. Harvey has pledged a 25% interest in Industrial Communication Company (a private company). Such interest is valued by Mr. Harvey at $800,000 to $1,000,000. During 1995, Peter R. Harvey entered into a pledge agreement with ARTRA whereby Mr. Harvey pledged additional collateral consisting of 42,067 shares of ARTRA common stock and 707,281 shares of PureTec. In addition, in connection with a discharge of certain bank indebtedness discussed below, ARTRA received rights under a mortgage of certain real estate owned by Mr. Harvey. The mortgage secures $2,150,000 of the amount owed by Mr. Harvey. The bank has a senior security interest in the amount of $850,000. See Settlement of the Bank of America Illinois Debt.

Peter R. Harvey has not received compensation for his services other than nominal amounts as an officer or director of ARTRA or any of its subsidiaries since October 1990. Additionally, Mr. Harvey has agreed not to accept any compensation for his services as an officer or director of ARTRA or any of its subsidiaries until his obligations to ARTRA, described above, are fully satisfied. Additionally, since December 31, 1986, Peter R. Harvey has guaranteed approximately $40,000,000 of ARTRA obligations to private and institutional lenders (John Harvey also was a co-guarantor of a $26,700,000 loan included in that total with Peter R. Harvey), and has also hypothecated personal assets as security for the ARTRA obligations which are described in this proxy statement.

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

Gerard M. Kenny, a director of ARTRA, is the Executive vice-president and Chief Executive Officer and a director of Kenny and beneficially owns 16.66% of Kenny's capital stock.

On March 21, 1989, ARTRA borrowed $5,000,000 from its bank lender evidenced by a promissory note. This note has been amended and extended from time to time. The borrowings on this note were collateralized by, among other things, a $2,500,000 personal guaranty by Kenny. Kenny received compensation in the form of 833 shares of ARTRA common stock for each month that its guaranty remained outstanding through March 31, 1994. Under this arrangement, Kenny received 49,980 shares of ARTRA common stock as compensation for its guaranty.

On March 31, 1994, ARTRA entered into a series of agreements with its bank lender and with Kenny. Under the terms of these agreements, Kenny purchased a $2,500,000 participation in the $5,000,000 note payable to ARTRA's bank lender. Kenny's participation is evidenced by a $2,500,000 ARTRA note (the "Kenny Note") bearing interest at the prime rate. As consideration for its purchase of this participation, the bank lender released Kenny from its $2,500,000 loan guaranty. As additional consideration, Kenny received an option to put back to ARTRA the 49,980 shares of ARTRA common stock received as compensation for its $2,500,000 ARTRA loan guaranty at a price of $15.00 per share. The put option is subject to increase at the rate of $2.25 per share per annum ($21.188 at December 26,
1996). The put option is exercisable on the later of the date the Kenny Note is repaid or the date ARTRA's obligations to its bank lender are fully paid. During the first quarter of 1996, the $2,500,000 note and related accrued interest was paid in full, principally with the proceeds from additional short-term borrowings. The put option remains outstanding.

On September 27, 1989, ARTRA received a proposal to purchase Bagcraft from Sage Group, Inc. ("Sage"), a privately-owned corporation. Effective March 3, 1990, a wholly-owned subsidiary of ARTRA indirectly acquired from Sage 100% of the issued and outstanding common shares of BCA Holdings, Inc., which in turn owned 100% of the stock of Bagcraft, for total consideration which was delivered to Ozite as the successor by merger to Sage, upon approval of ARTRA's shareholders. The consideration for the Bagcraft acquisition consisted of 772,000 shares of ARTRA's common stock and 3,750 shares of its $1,000 par value junior non-convertible payment-in-kind preferred stock bearing a dividend rate of 6%. The issuance of the ARTRA Common and Preferred Stock as consideration was approved by ARTRA's shareholders at the December 1990 annual meeting of shareholders. Upon the merger of Sage into Ozite on August 24, 1990, Ozite became entitled to receive this consideration, which right Ozite assigned to its

PST subsidiary. Peter R. Harvey, ARTRA's President, and John Harvey, ARTRA's Chairman of the Board of Directors, were the principal shareholders of Sage and Ozite as of the times that the merger agreements were executed and the mergers consummated.

Ozite subsequently repurchased the 3,750 shares of preferred stock in February 1992, 1,523 of which shares were subsequently assigned to Peter Harvey in consideration of his discharge of certain indebtedness of Ozite to him in April 1992. Mr. Harvey pledged these 1,523 preferred shares to ARTRA. The $4,750,000 price of the 772,000 shares of common stock and 3,750 shares of preferred stock was equal to the fair market value thereof as of January 31, 1991 as determined by an independent investment banking firm engaged by PST to make such determination.

Peter R. Harvey and John Harvey are significant stockholders of PST's parent, as described in Note 1 to the table under "Securities Ownership of Certain Beneficial Owners". Peter R. Harvey is a Vice President and a director of PST and a director of PureTec. John Harvey is a director of PST and PureTec.

In 1987, the predecessor of PST acquired a $5,000,000 subordinated note bearing interest at a rate of 13.5% per annum and 50,000 shares of 13-1/2% cumulative redeemable preferred stock of Bagcraft with a liquidation preference of $5,000,000 with $10,000,000 of the net proceeds of the PST public offering in May 1987. Interest accrued on the note at a rate of 13.5% per annum. No cash payments of interest were made during the term of the note. However, during 1992, per agreement with PST, the interest payments for 1992 were remitted by Bagcraft to ARTRA and the noteholder received Series A preferred stock of Bagcraft's parent, BCA Holdings, Inc. ("BCA") having a liquidation value of $675,000. In December 1993, the principal outstanding under this note was repaid in full in cash from proceeds of Bagcraft's new credit facility with an institutional lender and PST accepted additional BCA preferred stock having a liquidation value of $3,000,000 in satisfaction of all unpaid accrued interest thereon.

The BCA preferred stock provides a $1,000 per share liquidation preference and annual cumulative cash dividends of $60.00 per share when and if declared by BCA. The Bagcraft redeemable preferred stock remains outstanding as of the date hereof.
As of December 26, 1996, dividends in the amount of $688,000 had cumulated thereon.


Settlement of the Bank of America Illinois Debt

As of February 26, 1996, ARTRA was indebted to B of A in the sum of $14,563,639.59 including accrued interest and fees (the "Prior Indebtedness"). As of February 26, 1996, Peter R. Harvey, an officer and director of ARTRA, was indebted to B of A in the sum of $7,496,830 including accrued interest (the "Prior Harvey Indebtedness"), (the Prior Indebtedness and the Prior Harvey Indebtedness are collectively referred to as the "Debt", or "Prior Notes").

On February 26, 1996, for an aggregate purchase price of $5,150,000 (the "Purchase Price") Arabella, S.A. ("Arabella") purchased from B of A (the "Debt Purchase") all of B of A's interest in the Debt except that B of A retained the rights to $3 million of the Prior Harvey Indebtedness. B of A then entered into a Participation Agreement with ARTRA pursuant to which B of A transferred to ARTRA the right to receive $2.15 million of the retained $3 million indebtedness. The $3 million indebtedness is secured by a mortgage on certain real estate owned by Mr. Harvey. B of A's rights to the remaining $850,000 of the indebtedness have priority over ARTRA's rights to the $2.15 million.

The Prior ARTRA Indebtedness and the Prior Harvey Indebtedness were satisfied as follows.

     1. ARTRA paid Arabella cash in the amount of $2,650,000, 100,000 shares of ARTRA common stock (valued at $440,667 after a discount for restricted marketability) and 25,000 shares of COMFORCE common stock held by ARTRA (with a then fair market value of $200,000).

     2. BCA executed a note in favor of Arabella in the principal amount of $1,900,000 with a maturity date of May 26, 1996 (the "New ARTRA Note,") and Peter R. Harvey executed a note in favor of Arabella in the principal amount of $2,296,830 (the "New Harvey Note"). The amount of the Harvey Note was reduced to $100,000 if payment was made by May 26, 1996. Arabella was entitled to up to an additional 100,000 shares of ARTRA common stock and 25,000 shares of COMFORCE stock depending on when ARTRA and Peter R. Harvey repaid the new debt. The New ARTRA and Harvey Notes were repaid in April, 1996, principally from the proceeds of a private placement completed in July (and commenced in April). Based on the date of the repayment, Arabella received an additional 50,000 shares of ARTRA stock, which had a value of $220,000 after a discount for restricted marketability. Arabella also received an additional $125,000 in lieu of the additional 12,500 shares of COMFORCE to which it was entitled based on the date of repayment.

     3. ARTRA gave Arabella an option to purchase 40% of the common stock of Bagcraft for nominal consideration. The option was valued at $500,000. Per the terms of the agreement, ARTRA repurchased the option for $550,000 in April, 1996.

ARTRA recognized a gain on the discharge of indebtedness of $9,424,000 ($1.23 per share) in the first quarter of 1996 and recorded a receivable for Mr. Harvey's pro rata share ($1,089,000) of the debt discharge funded by the Company. In addition, ARTRA forgave $2,150,000 debt previously owed to it by Peter Harvey, which offset ARTRA's right to receive $2,150,000 from Mr. Harvey pursuant to the Participation Agreement discussed above.

In order to obtain access to the $2,650,000 paid to Arabella, the following transactions occurred.

     1. Bagcraft purchased from BCA all of the authorized shares of a newly created BCA Class B Redeemable Preferred stock (the "BCA B Pref") consisting of 8,135 shares, a $1,000 per share liquidation preference and annual cumulative cash dividends of $135 per share for $4,135,000 which was borrowed under Bagcraft's line of credit.

     2. BCA distributed the $4,135,000 to ARTRA. ARTRA paid $2,650,000 to Arabella and used the remaining $1,485,000 to pay down other debt obligations and for working capital.

     3. Bagcraft then exchanged the BCA B Pref for 82.7% of the outstanding shares of Bagcraft preferred stock (the "Bagcraft Preferred") which were owned by Ozite Corporation, a wholly owned subsidiary of PureTec. Following this exchange, Ozite held all of the outstanding BCA B Pref. Bagcraft then held 82.7% of the outstanding shares of its Preferred which was canceled. There are 8,650 shares of Bagcraft Preferred remaining outstanding held by PST.


         Other Transactions

On March 9, 1990, Maynard K. Louis, a member of the Board of Directors, made a loan to ARTRA in the principal amount of $500,000 bearing interest at the rate of 10% per annum. This loan was repaid in 1992 through the issuance to Mr. Louis of 68,198 shares of ARTRA's common stock. On April 2, 1992, Mr. Louis made a loan to ARTRA in the principal amount of $100,000 bearing interest at the rate of 9% per annum, which loan, due April 1, 1994, has been extended. On October 1, 1993, Mr. Louis made a short term loan in the principal amount of $75,000 bearing interest at the rate of 8% per annum to ARTRA's BCA Holdings Inc. and A G Holding Corp. subsidiaries due October 22, 1993, which loan was repaid. As consideration for making or agreeing to extend these loans, Mr. Louis received the warrants to purchase ARTRA's common stock described in note 5 to the table under "Principal Shareholders."

During 1993, The Research Center of Kabbalah ("RCK"), which holds approximately 7% of ARTRA's outstanding Common Stock (including the stock issuable upon the exercise of warrants) as of December 26, 1996, made certain short-term loans to the Company of which $2,000,000, with interest at 10%, was outstanding at December 31, 1993. As additional compensation, RCK received warrants to purchase an aggregate of 86,250 ARTRA common shares at prices ranging from $6.00 to $7.00 per share based upon the market of ARTRA's common stock at the date of issuance. The warrants expire five years from the date of issuance. In January 1994, Kabbalah made an additional $1,000,000 short-term loan to the Company, also with interest at 10%. The proceeds of these loans were used to pay down various ARTRA short-term loans and other debt obligations. In December, 1995, RCK received 126,222 shares of ARTRA common in payment of past due interest through October 31, 1995. In 1996 and 1997 RCK received cash payments of approximately $390,000 representing interest due through December, 1996. Payment on the loans was due March 31, 1994. In February 1997, RCK received a warrant to purchase 100,000 ARTRA common shares, expiring February 14, 2002, at a price of $5.625 per share. The warrant was issued as consideration for RCK not demanding payment of its loan.

In May, 1996, ARTRA borrowed $100,000 from Edward A. Celano, then a private investor, evidenced by an unsecured short-term note, due August 7, 1996, and renewed to February 6, 1997, bearing interest at 10%. The proceeds of the loan were used for working capital. At the Company's annual meeting of shareholders, held August 29, 1996, Mr. Celano was elected to the Company's board of directors. Effective January 17, 1997, Mr. Celano exercised his conversion rights and received 18,182 shares of ARTRA common stock as payment of the principal balance of his note.

In August, 1996, ARTRA borrowed $500,000 from Howard Conant, then a private investor, evidenced by an short-term note, due December 23, 1996, bearing interest at 10%. The loan is collateralized by 125,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary. As additional compensation for the loan, Mr. Conant received a warrant, expiring in 2001, to purchase 25,000 ARTRA common shares at a price of $5.00 per share. The proceeds of the loan were used for working capital. At the Company's annual meeting of shareholders, held August 29, 1996, Mr. Conant was elected to the Company's board of directors. In December, 1996, the loan was extended until April 23, 1997 and Mr. Conant received, as additional compensation, a warrant , expiring in 2001, to purchase 25,000 ARTRA common shares at a price of $5.875 per share.

In January, 1997, ARTRA borrowed an additional $300,000 from Mr. Conant evidenced by an short-term note, due December 23, 1996, bearing interest at 8%. The loan is collateralized by 100,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary. As additional compensation for the loan, Mr. Conant received a warrant, expiring in 2002, to purchase 25,000 ARTRA common shares at a price of $5.75 per share.

In March 1997, ARTRA borrowed an additional $1,000,000 from Mr. Conant evidenced by a short-term note, due May 26, 1997, bearing interest at 12%. The loan is collateralized by 585,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary. As additional compensation, Mr. Conant received an option to purchase 25,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary at a price of $4.00 per share. If the note is not paid at maturity, the option price is reduced to $2.00 per share and, for every 30 days the note is outstanding past June 26, 1997, Mr. Conant will receive an option to purchase an additional 5,000 COMFORCE common shares at a price of $2.00 per share. The proceeds from this loan were used in part to repay an ARTRA/Fill-Mor $2,500,000 bank term loan.

As of March 31, 1997, ARTRA had total outstanding borrowings of $1,800,000 from Mr. Conant collateralized by 810,000 shares of COMFORCE common stock.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)      1.   Financial Statements as listed on Page F-1.
                   2.   Financial Statement Schedules as listed on Page F-1.
                   3.   Exhibits as listed on Page E-1.


          (b)      Reports on Form 8-K.

                       No reports on Form 8-K were filed during the quarter ended December 26, 1996.

                                                          SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      ARTRA GROUP INCORPORATED

                                             By:            JOHN HARVEY
                                                            -----------
                                                            John Harvey
                                                       Chairman and Director
Dated:     April 2, 1997                              Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant, in the capacities and on the dates indicated.

         JOHN HARVEY               Chairman and Director         April 2, 1997
-----------------------------      Chief Executive Officer
         John Harvey


       PETER R. HARVEY             President and Director        April 2, 1997
-----------------------------      Chief Operating Officer
       Peter R. Harvey


       JAMES D. DOERING            Vice President /Treasurer     April 2, 1997
-----------------------------      Chief Financial Officer
       James D. Doering


       EDWARD A. CELANO            Director                      April 2, 1997
-----------------------------
       Edward A. Celano


       HOWARD R. CONANT            Director                      April 2, 1997
-----------------------------
       Howard R. Conant


      ROBERT L. JOHNSON            Director                      April 2, 1997
-----------------------------
      Robert L. Johnson


       GERARD M. KENNY             Director                      April 2, 1997
-----------------------------
       Gerard M. Kenny


       MAYNARD K. LOUIS            Director                      April 2, 1997
-----------------------------
       Maynard K. Louis


      LAWRENCE D. LEVIN            Controller                    April 2, 1997
-----------------------------
      Lawrence D. Levin

                          INDEX TO FINANCIAL STATEMENTS






                                                                       Page
ARTRA GROUP INCORPORATED AND SUBSIDIARIES

    Report of Independent Accountants

      Consolidated Balance Sheets as of December 26, 1996
          and December 28, 1995

      Consolidated Statements of Operations
          for each of the three fiscal years
          in the period ended December 26, 1996

      Consolidated Statements of
          Changes in Shareholders' Equity (Deficit) for each of the three fiscal years in the period ended December 26, 1996

      Consolidated Statements of Cash Flows
          for each of the three fiscal years
          in the period ended December 26, 1996

    Notes to Consolidated Financial Statements


    Schedules:

      I.   Condensed Financial Information of Registrant

     II.   Valuation and Qualifying Accounts




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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ARTRA GROUP Incorporated and Subsidiaries as of December 26, 1996 and December 28, 1995, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 26, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency. As a result of these factors, the Company has experienced difficulty in obtaining adequate financing to replace its current credit arrangements, certain of which are in default, to fund its debt service and to satisfy liquidity requirements for 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





COOPERS & LYBRAND L.L.P.


Chicago, Illinois
April 2, 1997

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                                  December 26,     December 28,
                                                                      1996             1995
                                                                  ------------     ------------

                                      ASSETS
Current assets:
   Cash and equivalents                                                  $171           $2,347
   Restricted cash and equivalents                                     22,564              552
   Receivables, less allowance for doubtful accounts
      and markdowns of $512 in 1996 and $250 in 1995                    8,267           10,897
   Inventories                                                         14,967           16,634
   Available-for-sale securities                                           -             1,427
   Other                                                                  931              324
                                                                  ------------     ------------
               Total current assets                                    46,900           32,181
                                                                  ------------     ------------

Property, plant and equipment
    Land                                                                  417              930
    Buildings                                                          11,672           11,679
    Machinery and equipment                                            32,346           30,547
    Construction in in progress                                           979            1,117
                                                                  ------------     ------------
                                                                       45,414           44,273
Less accumulated depreciation and amortization                         20,480           17,335
                                                                  ------------     ------------
                                                                       24,934           26,938
                                                                  ------------     ------------

Other assets:
   Available-for-sale securities                                           -            15,519
   Excess of cost over net assets acquired,
      net of accumulated amortization of
      $2,083 in 1996 and $1,778 in 1995                                 2,995            3,258
   Other                                                                2,550               53
                                                                  ------------     ------------
                                                                       28,109           18,830
                                                                  ------------     ------------
                                                                      $77,379          $77,949
                                                                  ============     ============


 The accompanying notes are an integral part of the consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                  December 26,     December 28,
                                                                      1996             1995
                                                                  ------------     ------------

                                    LIABILITIES
Current liabilities:
   Notes payable, including amounts
      due to related parties of
      $3,600 in 1996 and $5,675 in 1995                               $18,631          $25,300
   Current maturities of long-term debt                                 2,712            3,512
   Accounts payable, including amounts due
       to a related party of $399 in 1995                               5,129           10,925
   Accrued expenses                                                    10,394           14,106
   Income taxes                                                           478              203
   Bagcraft detachable put warrant                                      1,500               -
   Redeemable preferred stock                                          11,100               -
   Liabilities of discontinued operations                                 348            4,500
                                                                  ------------     ------------
               Total current liabilities                               50,292           58,546
                                                                  ------------     ------------

Long-term debt                                                         34,207           34,113
Other noncurrent liabilities                                            2,135              650
Commitments and contingencies

Redeemable common stock,
   issued 98,734 shares in 1996
   and 283,965 shares in 1995                                           3,657            4,774

Redeemable preferred stock                                              8,678           18,631


                          SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, no par value;
   authorized 20,000,000 shares in 1996
   and 7,500,000 shares in 1995;
   issued 7,624,766 shares in 1996
   and 7,102,979 shares in 1995                                         5,793            5,540
Additional paid-in capital                                             40,211           38,526
Unrealized appreciation of investments                                 25,719           21,047
Receivable from related party,
   including accrued interest                                          (6,468)          (4,318)
Accumulated deficit                                                   (86,793)         (98,755)
                                                                  ------------     ------------
                                                                      (21,538)         (37,960)
Less treasury stock (7,628 shares in 1996
   and 57,038 shares in 1995), at cost                                     52              805
                                                                  ------------     ------------
                                                                      (21,590)         (38,765)
                                                                  ------------     ------------
                                                                      $77,379          $77,949
                                                                  ============     ============


 The accompanying notes are an integral part of the consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)




                                                                         Fiscal Year
                                                             -----------------------------------
                                                                1996        1995         1994
                                                             ---------   ----------   ----------

Net sales                                                    $120,699     $121,879     $111,837
                                                             ---------   ----------   ----------

Costs and expenses:
   Cost of goods sold,
      exclusive of depreciation and amortization               94,613      102,508       94,766
   Selling, general and administrative                         15,638       19,131       16,760
   Depreciation and amortization                                3,927        4,330        4,337
   Write-down of idle machinery and equipment                      -         1,503           -
                                                             ---------   ----------   ----------
                                                              114,178      127,472      115,863
                                                             ---------   ----------   ----------

Operating earnings (loss)                                       6,521       (5,593)      (4,026)
                                                             ---------   ----------   ----------

Other income (expense):
   Interest expense                                            (8,005)      (9,782)      (8,618)
   Realized gain on disposal of
      available-for-sale securities                             5,818           -            -
   Other income (expense), net                                   (107)         (88)          13
   Equity in loss of COMFORCE                                      -          (533)          -
                                                             ---------   ----------   ----------
                                                               (2,294)     (10,403)      (8,605)
                                                             ---------   ----------   ----------

Earnings (loss) from continuing operations
   before income taxes and minority interest                    4,227      (15,996)     (12,631)
Provision for income taxes                                       (152)         (51)          (9)
Minority interest                                                (526)        (896)        (889)
                                                             ---------   ----------   ----------
Earnings (loss) from continuing operations                      3,549      (16,943)     (13,529)
Earnings (loss) from discontinued operations                       -            10      (15,906)
                                                             ---------   ----------   ----------
Earnings (loss) before extraordinary credit                     3,549      (16,933)     (29,435)
Extraordinary credit, net discharge of indebtedness             9,424       14,030        8,965
                                                             ---------   ----------   ----------
Net earnings (loss)                                            12,973       (2,903)     (20,470)
Dividends applicable to
   redeemable preferred stock                                    (621)        (565)        (516)
Reduction of retained earnings
   applicable to redeemable common stock                         (390)        (767)        (309)
                                                             ---------   ----------   ----------
Earnings (loss) applicable to common shares                   $11,962      ($4,235)    ($21,295)
                                                             =========   ==========   ==========

Earnings (loss) per share:
   Continuing operations                                        $0.28       ($2.69)      ($2.56)
   Discontinued operations                                         -            -         (2.74)
                                                             ---------   ----------   ----------
   Loss before extraordinary credit                              0.28        (2.69)       (5.30)
   Extraordinary credit                                          1.23         2.06         1.57
                                                             ---------   ----------   ----------
               Net earnings (loss)                              $1.51       ($0.63)      ($3.73)
                                                             =========   ==========   ==========

Weighted average number of shares of common stock
   and common stock equivalents outstanding                     7,939        6,776        5,702
                                                             =========   ==========   ==========

 The accompanying notes are an integral part of the consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                        (In thousands, except share data)

                                                                  Unrealized   Receivable                                  Total
                                      Common Stock    Additional  Appreciation     From                Treasury Stock  Shareholders'
                                  ------------------    Paid-in       of         Related  Accumulated ----------------     Equity
                                    Shares   Dollars    Capital   Investments     Party    (Deficit)   Shares   Dollars   (Deficit)
                                  ---------- -------  ---------- ------------  ---------- ----------- -------- -------- ------------
Balance at December 30, 1993      4,983,608   $3,922    $31,042                  ($3,843)   ($73,225)  57,038    ($805)    ($42,909)
 Net loss                                -        -          -                        -      (20,470)      -        -       (20,470)
 Redeemable common
    stock accretion                      -        -          -                        -         (309)      -        -          (309)
 Common stock sold through
    private placements              855,000      641      2,484                       -           -        -        -         3,125
 Common stock issued for Lori
    debt settlement agreement       400,000      300      2,200                       -           -        -        -         2,500
 Common stock issued
    to pay liabilities              142,635      107        684                       -           -        -        -           791
 Sale and reclassification of
    redeemable common stock         (34,266)      -        (282)                      -           -        -        -          (282)
 Common stock
    contributed to ESOP              65,000       49        292                       -           -        -        -           341
 Exercise of stock options           25,300       19        116                       -           -        -        -           135
 Net increase in receivable
    from related party                   -        -          -                      (257)         -        -        -          (257)
 Redeemable preferred
    stock dividends                      -        -          -                        -         (516)      -        -          (516)
 Common stock issued
    as compensation                  18,325       14         77                       -           -        -        -            91
                                  ---------- -------  ----------               ---------- ----------- -------- -------- ------------
Balance at December 29, 1994      6,455,602    5,052     36,613                   (4,100)    (94,520)  57,038     (805)     (57,760)
 Net loss                                -        -          -                        -       (2,903)      -        -       (2,903)
 Reclassification of
    redeemable common stock        (100,000)      -       (500)                       -           -        -        -         (500)
 Common stock issued
    to pay liabilities              243,915      183        857                       -           -        -        -        1,040
 Common stock as additional
    consideration for private
    placement of ARTRA notes        375,000      281        985                       -           -        -        -        1,266
 Net increase in receivable
    from related party,
    including accrued interest           -        -          -                      (218)         -        -        -         (218)
 Redeemable common stock
    put option exercised                 -        (8          8                       -           -        -        -            -
 Sale and reclassification of
    redeemable common stock          85,714                 399                                                                 399
 Unrealized appreciation
    of investments                       -        -          -       $21,047          -           -        -        -       21,047
 Common stock
    contributed to ESOP              23,750       18         95           -           -           -        -        -          113
 Exercise of stock options           12,100        9         39           -           -           -        -        -           48
 Redeemable common
    stock accretion                      -        -          -            -           -         (767)      -        -         (767)
 Redeemable preferred
    stock dividends                      -        -          -            -           -         (565)      -        -         (565)
 Common stock issued
    as compensation                   6,898        5         30           -           -           -        -        -           35
                                  ---------- -------  ---------- ------------  ---------- ----------- -------- -------- ------------
Balance at December 28, 1995      7,102,979    5,540     38,526       21,047      (4,318)    (98,755)  57,038     (805)     (38,765)









 Net earnings                            -        -          -            -           -       12,973       -        -        12,973
 Common stock issued
    to pay liabilities              125,012       94        362           -           -           -  (120,554)     818        1,274
 Common stock issued as
    additional consideration
    for short-term borrowings        50,544       38       (398)          -           -           -   (99,456)   1,021          661
 Increase in receivable
    from related party,
    including accrued interest           -        -          -            -       (2,150)         -        -        -        (2,150)
 Common stock loaned
    by related party                     -        -          -            -          587          -   100,000     (587)          -
 Repay common stock
    loaned by related party         100,000       75        512           -         (587)         -        -        -            -
 Increase in unrealized
    appreciation of investments          -        -          -         4,672          -           -        -        -         4,672
 Exercise of stock options
    and warrants                     61,000       46        213           -           -           -   (16,900)     109          368
 Common stock received as
    consideration for
    short-term note                      -        -          -            -           -           -    87,500     (608)        (608)
 Reclassification of
    redeemable common stock         185,231       -        996            -           -           -        -        -           996
 Redeemable common
    stock accretion                      -        -          -            -           -        (390)       -        -          (390)
 Redeemable preferred
    stock dividends                      -        -          -            -           -        (621)       -        -          (621)
                                  ---------- -------  ---------- ------------  ---------- ----------- -------- -------- ------------
Balance at December 26, 1996      7,624,766   $5,793    $40,211      $25,719     ($6,468)   ($86,793)   7,628     ($52)    ($21,590)
                                  ========== =======  ========== ============  ========== =========== ======== ======== ============

 The accompanying notes are an integral part of the consolidated financial statements.

                           ARTRA GROUP INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)



                                                                                              Fiscal Year
                                                                                --------------------------------------
                                                                                  1996           1995           1994
                                                                                --------       --------       --------
Cash flows from operating activities:
   Net earnings (loss)                                                          $ 12,973       ($ 2,903)      ($20,470)
                                                                                --------       --------       --------
      Adjustments to reconcile net earnings (loss)
             to cash flows from operating activities:
         Extraordinary gain from net discharge of indebtedness                    (9,424)       (14,030)        (8,965)
         Gain on disposal of discontinued operations                                --           (8,183)          --
         Depreciation of property, plant and equipment                             3,622          4,120          4,252
         Amortization of excess of cost over net assets acquired                     305            837          1,693
         Impairment of goodwill                                                     --            6,430         10,800
         Amortization of other assets                                                548            689            963
         Inventory valuation reserve                                                 191            290           --
         Gain on sale of property, plant and equipment                                78           --              (59)
         Write-down of idle equipment and machinery                                 --            1,503           --
         Gain on sale of COMFORCE common stock                                    (5,818)          --             --
         Equity in loss of COMFORCE                                                 --              533           --
         Minority interest                                                           526            896            889
         Contribution to ARTRA  ESOP                                                --               42             77
         Other, principally common stock issued as compensation                      220          1,300            485
     Changes in assets and liabilities, net of effects of
        businesses acquired and discontinued:
          (Increase) decrease in receivables                                       2,630           (184)        (1,923)
          (Increase) decrease in inventories                                       1,476            453           (727)
          (Increase) decrease in other current and noncurrent assets                (169)         1,421          1,068
          Increase (decrease) in payables and accrued expenses                    (5,980)           611          4,675
          Increase (decrease) in other current and noncurrent liabilities         (4,497)           450           (763)
          Decrease  in receivable from related party,
               including accrued interest                                         (1,061)          (218)          (257)
                                                                                --------       --------       --------
Net cash flows used by operating activities                                       (4,380)        (5,943)        (8,262)
                                                                                --------       --------       --------

Cash flows from investing activities:
   Proceeds from sale of COMFORCE common stock                                     3,717           --             --
   Proceeds from sale of property, plant and equipment                               132           --            2,251
   Additions to property, plant and equipment                                     (2,645)        (2,820)       (11,881)
   Proceeds from collection of Welch notes                                           342          3,000           --
   Decrease in restricted cash                                                       552            772           --
   AB Specialty acquisition deposit                                               (1,183)          --             --
   Acquisition of Arcar                                                             --             --           (2,264)
   Proceeds from sale of Arcar                                                      --           20,318           --
   Retail fixtures                                                                  --             (631)          (665)
   Other                                                                            --             --              101
                                                                                --------       --------       --------
Net cash flows from (used by) investing activities                                   915         20,639        (12,458)
                                                                                --------       --------       --------

The accompanying notes are an integral part of the consolidated financial statements.

                            ARTRA GROUP INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)


                                                                                              Fiscal Year
                                                                                 -----------------------------------------
                                                                                   1996            1995            1994
                                                                                 --------        --------        --------
Cash flows from financing activities:
   Net increase in short-term debt                                                    286           5,488           1,920
   Proceeds from long-term borrowings                                             141,896         136,756         116,775
   Reduction of long-term debt                                                   (140,850)       (156,641)       (100,131)
   Proceeds from private placements of ARTRA common stock                            --              --             3,230
   Proceeds from exercise of stock options and warrants                               369              48              30
   Exercise of redeemable common stock put options                                   (510)           --               (50)
   Other                                                                               98             (70)            (44)
                                                                                 --------        --------        --------
Net cash flows from (used by) financing activities                                  1,289         (14,419)         21,730
                                                                                 --------        --------        --------

Increase (decrease) in cash and cash equivalents                                   (2,176)            277           1,010
Cash and equivalents, beginning of year                                             2,347           2,070           1,060
                                                                                 --------        --------        --------
Cash and equivalents, end of year                                               $     171       $   2,347       $   2,070
                                                                                 ========        ========        ========



Supplemental cash flow information:
 Cash paid during the year for:
  Interest                                                                      $   5,320       $   5,847       $   8,811
  Income taxes paid (refunded), net                                                   157             (22)             59


Supplemental schedule of noncash investing and financing activities:
    Issue common stock and redeemable common stock
       to pay down current liabilities                                          $   1,274       $   1,040       $     791
    Issue common stock as additional consideration
       for short-term borrowings                                                      661           1,266            --
    BCA Holdings redeemable preferred stock issued in exchange for
       Bagcraft redeemable preferred stock                                          8,135            --              --
    ARTRA common stock issued to Lori's bank lender as partial
       consideration for discharge of indebtedness                                   --              --             2,500
    Transfer New Dimensions assets, net of cash of $674,
       to Lori's bank lender under terms of the debt settlement agreement            --              --             6,475
    Notes issued to sellers as consideration for Arcar acquisition                   --              --             8,000


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

In recent years, the Company has suffered recurring losses from operations and has a net capital deficiency. As a result of these factors, the Company has experienced difficulty in obtaining adequate financing to replace certain current credit arrangements, certain of which are in default, and to fund its debt service and liquidity requirements in 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 8, Notes Payable, and Note 9, Long-Term Debt, for further discussion of the status of credit arrangements and restrictions on the ability of operating subsidiaries to fund ARTRA corporate obligations. Due to its limited ability to receive operating funds from its subsidiaries, ARTRA has historically met its operating expenditures with funds generated by alternative sources, such as private placements of ARTRA common stock and notes, sales of ARTRA common stock with put options, loans from officers/directors and private investors, as well as through sales of assets and/or other equity infusions. ARTRA plans to continue to seek such alternative sources of funds to meet its future operating expenditures.

ARTRA, through its wholly-owned subsidiary, Bagcraft Corporation of America ("Bagcraft"), currently operates in one industry segment as a manufacturer of packaging products principally serving the food industry. Prior to September 28, 1995, ARTRA's then majority owned subsidiary, COMFORCE Corporation ("COMFORCE", formerly The Lori Corporation "Lori"), operated as a designer and distributor of popular-priced fashion costume jewelry and accessories. In September 1995 COMFORCE adopted a plan to discontinue its jewelry business as discussed in Note 3.

As discussed in Note 3, on October 17, 1995, COMFORCE acquired all of the capital stock of COMFORCE Telecom Inc. ("COMFORCE Telecom"), formerly Spectrum Global Services, Inc. d/b/a YIELD Global. COMFORCE Telecom provides telecommunications and computer technical staffing services worldwide to Fortune 500 companies and maintains an extensive, global database of technical specialists with an emphasis on wireless communications capability.

Effective July 4, 1995, COMFORCE and ARTRA entered into employment or consulting services agreements with certain individuals to manage COMFORCE's entry into and development of the telecommunications and computer technical staffing services business. As additional compensation, the agreements provided for the issuance in aggregate of a 35% common stock interest in COMFORCE. After the issuance of the COMFORCE common shares, plus the effects of the issuance of COMFORCE common shares sold by private placements and other COMFORCE common shares issued in conjunction with the COMFORCE Telecom acquisition, ARTRA's ownership interest in COMFORCE common stock was reduced to approximately 25% at December 28, 1995. Accordingly, in October 1995, the accounts of COMFORCE and its majority-owned subsidiaries were deconsolidated from ARTRA's consolidated financial statements and ARTRA's investment in COMFORCE was accounted for under the equity method during the fourth quarter of 1995. At December 28, 1995, the investment in COMFORCE was recognized as a marketable security available for sale and stated at fair value. At December 26, 1996, ARTRA's ownership interest in COMFORCE common stock was reduced to approximately 14%. See Note 6 for a further discussion of ARTRA's investment in COMFORCE.

Effective October 26, 1995, Bagcraft completed the sale of the business assets, subject to the buyer's assumption of certain liabilities, of its wholly-owned subsidiary, Arcar Graphics, Inc. ("Arcar"), for cash of approximately
$20,300,000. The net proceeds, after extinguishment of certain Arcar debt obligations, of approximately $10,400,000, were used to reduce Bagcraft debt obligations.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

In February 1996, a bank agreed to discharge all amounts under its ARTRA notes ($12,063,000 plus accrued interest and fees) and certain obligations of ARTRA's president, Peter R. Harvey, resulting in a gain to ARTRA on the discharge of this indebtedness of $9,424,000 in the first quarter of 1996. The cash payment due the bank was funded principally with proceeds received from a short-term loan agreement along with proceeds received from the Bagcraft subsidiary in conjunction with the issuance of BCA Holdings, Inc. ("BCA" the parent of Bagcraft) preferred stock. See Notes 7, 8 and 11 for further discussions of these transactions.

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

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

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

Effective for the fiscal year ending December 26, 1996 the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ". The pronouncement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is evaluated by comparing future cash flows (undiscounted and without interest charges) expected to result from the use or sale of the asset and its eventual disposition, to the carrying amount of the asset. The adoption of SFAS No. 121 did not have a material impact on the Company's financial statements.


G.   Revenue Recognition

Sales to customers are recorded at the time of shipment.


H.   Income Taxes

Income taxes are accounted for as prescribed in SFAS No. 109 - Accounting for Income Taxes. Under the asset and liability method of Statement No. 109, the Company recognizes the amount of income taxes payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to recovered or settled.


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

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

J.   Stock-Based Compensation

Effective for the fiscal year ending December 26, 1996 the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". The pronouncement encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on new fair value accounting rules. The Company did not adopt the new fair value accounting, but instead chose to comply with the disclosure requirements of SFAS No. 123. Accordingly, the adoption of SFAS No. 123 did not have a material impact on the Company's financial statements.


K.   Recently Issued Accounting Pronouncements

         Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share. This new accounting principle is effective for the Company's fiscal year ending December 25, 1997. The Company believes that adoption will not have a material impact on its financial statements.


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

Effective October 17, 1995, COMFORCE acquired all of the capital stock of COMFORCE Telecom Inc. ("COMFORCE Telecom"), Spectrum Global Services, Inc. d/b/a YIELD Global, for consideration of approximately $6.4 million, net of cash acquired. This consideration consisted of cash to the seller of approximately $5.1 million, fees of approximately $700,000, including a fee of $500,000 to a related party, and 500,000 shares of COMFORCE common stock valued at $843,000 (at a price per share of $1.68) issued as consideration for various fees and guarantees associated with the transaction. The 500,000 shares of COMFORCE common stock consisted of (I) 100,000 shares issued to an unrelated party for guaranteeing the purchase price to the seller, (ii) 100,000 shares issued to ARTRA, then the majority stockholder of the Company, in consideration of its guaranteeing the purchase price to the seller and agreeing to enter into the Assumption Agreement, as discussed below, (iii) 150,000 issued to two unrelated parties for advisory services in connection with the acquisition, and (iv) 150,000 shares issued to Peter R. Harvey, then a Vice President and director of

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

COMFORCE for guaranteeing the payment of the $6.4 million purchase price to the seller. Additionally, in conjunction with the COMFORCE Telecom acquisition, ARTRA entered into an Assumption Agreement whereby it agreed to assume substantially all pre-existing Lori liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation. Accordingly, at December 26, 1996 and December 28, 1995, $348,000 and $4,500,000, respectively, of such pre-existing Lori liabilities were classified in ARTRA's consolidated balance as current
liabilities  of  discontinued   operations.   These  Lori  liabilities   consist
principally of notes and accounts payable incurred by Lori's discontinued jewelry operations. The Assumption Agreement also provided for ARTRA to exchange its interest in 100% of Lori's Series C cumulative preferred stock for 100,000 newly issued shares of COMFORCE common stock.

COMFORCE Telecom provides telecommunications and computer technical staffing services worldwide to Fortune 500 companies and maintains an extensive, global database of technical specialists, with an emphasis on wireless communications capability. The acquisition of COMFORCE Telecom was funded principally by private placements of approximately 1,950,000 shares of COMFORCE common stock at $3.00 per share (total proceeds of approximately $5,800,000) plus five-year detachable warrants to purchase approximately 970,000 shares of COMFORCE common stock at $3.375 per share.

Effective July 4, 1995, COMFORCE's management agreed to issue up to a 35% common stock interest in COMFORCE to certain individuals to manage COMFORCE's entry into the telecommunications and computer technical staffing business. COMFORCE recognized a non-recurring charge of $3,425,000 related to this stock since these stock awards were 100% vested when issued, and were neither conditioned upon these individuals' service to the Company as employees nor the consummation of the COMFORCE Telecom acquisition. Accordingly, this compensation charge was fully recognized in 1995. The shares of COMFORCE common stock issued in accordance with the above agreements were valued at $.93 per share. COMFORCE's management valued COMFORCE based on its discussions with market makers and other advisors, taking into account (i) that the jewelry business, which was discontinued in the third quarter of 1995, had a negligible value, and (ii) the value of COMFORCE was principally related to the potential effect that a purchase of COMFORCE Telecom, if successfully concluded, would have market value of COMFORCE common stock. COMFORCE's management believes this value of $.93 per share to be a fair and appropriate value based upon COMFORCE's financial condition as of the date COMFORCE became obligated to issue these shares. After the issuance of the COMFORCE common shares, plus the effects of other transactions, ARTRA's ownership interest in COMFORCE common stock was reduced to approximately 14% and 25% at December 26, 1996 and December 28, 1995, respectively. Accordingly, in October 1995, the accounts of COMFORCE and its majority-owned subsidiaries were deconsolidated from ARTRA's consolidated financial statements. See Note 6 for a further discussion of the accounting treatment of ARTRA's investment in COMFORCE.

Effective December 19, 1996, ARTRA and COMFORCE agreed to settle various differences in the interpretation of certain agreements relating to the COMFORCE Telecom acquisition, whereby, among other things:

           (a) COMFORCE delivered to ARTRA 100,000 shares of COMFORCE common stock in consideration of ARTRA's guarantee of the COMFORCE Telecom purchase price to the seller and 100,000 shares of COMFORCE common stock for the cancellation of the Series C Preferred Stock. ARTRA's financial statements have reflected the issuance of these 200,000 COMFORCE common shares to ARTRA since the fourth quarter of 1995.

           (b)    ARTRA  delivered  to  COMFORCE  certificates   evidencing  its
                  ownership of 100% of the Lori Series C Preferred Stock.

           (c) COMFORCE agreed to include in a proposed underwritten public offering 380,000 shares of COMFORCE common stock held by ARTRA and its Fill-Mor subsidiary. Sales proceeds will be used principally to discharge certain ARTRA and Fill-Mor debt obligations.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

           (d) ARTRA agreed to a Lock-up Agreement which limits its ability to sell its remaining COMFORCE common shares for a period of 360 days after the effective date of COMFORCE's proposed underwritten public offering.

           (e) ARTRA agreed to deposit 125,000 shares of its COMFORCE common stock into an escrow account to collateralize its remaining obligations under the Assumption Agreement.


The proposed underwritten public offering referred to in paragraph (c) above has not occurred as of the date of this Form 10-K. If COMFORCE does not retain an underwriter by April 30, 1997, ARTRA will released from the provisions of the Lock-up Agreement.


         Other

During 1995 the Company was dismissed as party to certain litigation relating to the former Welch subsidiary. Accordingly, the Company reversed $700,000 of excess liability accruals originally provided in 1989 to complete the disposal of Welch.

The Company's consolidated financial statements have been reclassified to report separately the results of operations of Arcar and COMFORCE's discontinued fashion costume jewelry business prior to the deconsolidation of COMFORCE and its majority-owned subsidiaries effective October 1995. The 1995 and 1994 operating results (in thousands) of Bagcraft's discontinued Arcar subsidiary and COMFORCE's discontinued jewelry business and net gain on disposal of discontinued operations consist of:

                                                1995        1994
                                              --------    --------

     Net sales                                $ 16,932    $ 40,278
                                              ========    ========

     Loss from operations
       before income taxes                    $ (8,156)   $(15,832)


     Provision for income taxes                    (17)        (74)
                                              --------    --------
     Loss from operations                       (8,173)    (15,906)
                                              --------    --------


     Gain on sale of Arcar subsidiary            8,483        --

     Provision for disposal of business           (300)       --

     Provision for income taxes                   --          --
                                              --------    --------
     Gain on disposal of businesses              8,183        --
                                              --------    --------

     Earnings (loss) from
       discontinued operations                $     10    $(15,906)
                                              ========    ========

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

4.       CONCENTRATION OF RISK

The accounts receivable of the Company's Bagcraft subsidiary at December 26, 1996 consist primarily of amounts due from companies in the food industry. As a result, the collectibility of these receivables is dependent, to an extent, upon the economic condition and financial stability of the food industry. Credit risk is minimized as a result of the large number and diverse nature of Bagcraft's customer base. Bagcraft's major customers include some of the largest companies in the food industry. At December 26 1996, Bagcraft had 10 customers with accounts receivable balances that aggregated approximately 40% of the Company's total trade accounts receivable. No single customer accounted for 10% or more of Bagcraft's 1996 sales.


5.       INVENTORIES

Inventories (in thousands) consist of:

                                           December 26,    December 28,
                                               1996            1995
                                             -------         -------

         Raw materials and supplies          $ 5,582         $ 5,645
         Work in process                         287              40
         Finished goods                        9,098          10,949
                                             -------         -------
                                             $14,967         $16,634
                                             =======         =======


6.            INVESTMENT IN COMFORCE CORPORATION

In prior years and until October 1995, COMFORCE was a majority-owned subsidiary of ARTRA and, accordingly, the accounts of COMFORCE and its majority-owned subsidiaries were included in the consolidated financial statements of ARTRA. As discussed in Note 3, due to the issuances of COMFORCE common shares in conjunction with the acquisition of COMFORCE Telecom, ARTRA's ownership interest in COMFORCE common stock was reduced to approximately 25%. Accordingly, in October 1995, the accounts of COMFORCE and its majority-owned subsidiaries were deconsolidated from ARTRA's consolidated financial statements and ARTRA's investment in COMFORCE was accounted for under the requirements of APB Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock" during the fourth quarter of 1995.

Effective December 28, 1995, John Harvey and Peter R. Harvey, ARTRA's chairman and president, respectively, resigned as directors of COMFORCE. Due to such factors as a lack of board of directors representation and participation in policy formulation by ARTRA, as well as a lack of interchange of managerial personnel, ARTRA is not able to exercise significant influence over the operating and financial policies of COMFORCE. Additionally, assuming contemplated additional issuances of COMFORCE common shares, on a fully diluted basis ARTRA's ownership interest in COMFORCE common stock was reduced to less than 20%. In the opinion of the Company, effective December 28, 1995, the investment in COMFORCE ceased to conform to the requirements of APB Opinion No.
18. Accordingly, the Company adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Under this statement, at December 28, 1995, the Company's investment in COMFORCE is classified as available for sale and is stated at fair value. The adoption of SFAS No. 115 resulted in an increase to shareholders' equity in the fourth quarter of 1995 of $21,047,000.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

In January 1996, the Company's Board of Directors approved the sale of 200,000 of ARTRA's COMFORCE common shares to certain officers, directors and key employees of ARTRA for non-interest bearing notes totaling $400,000. The notes, collateralized by the 200,000 COMFORCE common shares sold, are not payable until the earlier of the registration of these shares under the Securities Act of 1993 or the expiration of the applicable resale waiting period under Securities Act Rule 144. Additionally, the noteholders have the right to put their COMFORCE shares back to ARTRA in full payment of the balance of their notes. Based upon the preceding factors, the Company has concluded that, for reporting purposes, it has effectively sold options to certain officers, directors and key employees to acquire 200,000 of ARTRA's COMFORCE common shares. Accordingly, these 200,000 COMFORCE common shares have been removed from the Company's portfolio of "Available-for-sale securities" and are classified in the Company's consolidated balance sheet at December 26, 1996 as other receivables with an aggregate value of $400,000, based upon the value of proceeds to be received upon future exercise of the options. The disposition of these 200,000 COMFORCE common shares resulted in a gain which has been deferred and will not be recognized in the Company's financial statements until the options to purchase these 200,000 COMFORCE common shares are exercised. As of December 26, 1996, no options to acquire any of the 200,000 COMFORCE common shares had been exercised.

During 1996 ARTRA sold 193,000 COMFORCE common shares in the market, with the net proceeds of approximately $3,7000,000 used for working capital. During 1996 certain lenders received 105,000 COMFORCE common shares held by the Company as additional consideration for short-term loans. In October 1996, a lender exercised the conversion rights of a short-term loan and received 33,333 COMFORCE common shares in settlement of the Company's obligation. The disposition of these 331,333 COMFORCE common shares resulted in realized gains of $5,818,000 during the year ended December 26, 1996, with cost determined by average cost.

At December 26, 1996 ARTRA's remaining investment in COMFORCE (1,769,703 shares, currently a common stock ownership interest of approximately 14%) was classified in the Company's consolidated balance sheet in noncurrent assets as "Available-for-sale securities." At December 26, 1996 the gross unrealized gain relating to ARTRA's investment in COMFORCE, reflected as a separate component of shareholders' equity, was $25,719,000.

As discussed in Note 8, at December 26, 1996, 1,715,000 shares of COMFORCE common stock owned by the Company and its Fill-Mor subsidiary have been pledged as collateral for various short-term borrowings and 54,703 shares of COMFORCE
common  stock  owned  by  the  Company  and  its  Fill-Mor   subsidiary   remain
unencumbered.


7.       EXTRAORDINARY GAINS

         ARTRA Debt Restructuring

In February 1996, a bank agreed to discharge all amounts under its ARTRA notes ($12,063,000 plus accrued interest and fees) and certain obligations of ARTRA's president, Peter R. Harvey for consideration consisting of ARTRA's cash payment of $5,050,000, Mr. Harvey's cash payment of $100,000 and Mr. Harvey's $3,000,000 note payable to the bank (the "Harvey Note"). The bank assigned ARTRA a $2,150,000 interest in the Harvey Note, subordinated to the bank's $850,000 interest in the Harvey Note. ARTRA then discharged $2,150,000 of Mr. Harvey's prior advances in exchange for its $2,150,000 interest in Mr. Harvey's $3,000,000 note payable to the bank. The amount of the $5,050,000 cash payment to the bank applicable to Peter R. Harvey ($1,089,000) was charged to amounts due from Peter R. Harvey. ARTRA recognized a gain on the discharge of this indebtedness of $9,424,000 ($1.23 per share) in the first quarter of 1996. The cash payment due the bank was funded principally with proceeds received from the Bagcraft subsidiary in conjunction with the issuance of BCA (the parent of Bagcraft) preferred stock along with proceeds received from a short-term loan agreement with an unaffiliated company that was subsequently repaid. See Notes 8 and 11 for further discussions of these transactions. As additional compensation for its loan and for participating in the above discharge of indebtedness the unaffiliated company received 150,000 shares of ARTRA common stock (with a then fair market value of $661,000 after a discount for restricted marketability) and 25,000 shares of COMFORCE common stock held by ARTRA (with a then fair market value of $200,000).

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


         COMFORCE Debt Restructuring

Per terms of a debt settlement agreement, borrowings due a bank under the loan agreements of COMFORCE and its discontinued jewelry operations and Fill-Mor (approximately $25,000,000 as of December 23, 1994), plus amounts due the bank for accrued interest and fees were reduced to $10,500,000 (of which $7,855,000 pertained to COMFORCE's obligation to the bank and $2,645,000 pertained to Fill-Mor's obligation to the bank) as of December 23, 1994. Upon the satisfaction of certain conditions of the debt settlement agreement in 1995, the balance of this indebtedness was discharged.

The Company recognized an extraordinary gain of $8,965,000 ($1.57 per share) in December 1994, calculated (in thousands) as follows:


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
                                                                 =========

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

On March 31, 1995, the remaining indebtedness of COMFORCE and Fill-Mor was discharged, resulting in an additional extraordinary gain to the Company of $9,113,000 ($1.35 per share) in the first quarter of 1995 calculated (in thousands) as follows:


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
                                                                 =========


8.       NOTES PAYABLE

Notes payable (in thousands) consist of:
                                                 December 26,  December 28,
                                                      1996         1995
                                                    -------      -------

     ARTRA bank notes payable,
       at various interest rates                    $ 2,500      $12,063

     ARTRA 12% secured promissory notes               7,675         --

     ARTRA 12% convertible subordinated
       promissory notes                                --          2,500

     Amounts due to related parties,
       interest principally at 10%                    3,600        5,675

     Other, interest from 10% to 20%
                                                      4,856        5,062
                                                    -------      -------
                                                    $18,631      $25,300
                                                    =======      =======


         Bank Notes Payable

On August 15, 1996, ARTRA and its 100% owned Fill-Mor subsidiary entered into a $2,500,000 term loan agreement with a bank. The loan, which provided for interest payable monthly at the bank's reference rate (8.25% at December 26, 1996) was guaranteed by ARTRA and was collateralized by 1,265,000 shares of COMFORCE common stock. Proceeds of the loan were used for working capital. In March 1997, the loan was repaid with proceeds from other short-term borrowings as discussed below.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

At December 28, 1995, $12,063,000 of ARTRA notes, plus accrued interest and fees, were payable to a bank. The notes provided for interest at the prime rate. These bank notes were collateralized by, among other things, 100% of the common stock of ARTRA's BCA subsidiary, the parent of Bagcraft, a secondary position on the assets of BCA and any and all net proceeds arising from a lawsuit in connection with the acquisition and subsequent reorganization of Envirodyne Industries, Inc. as discussed in Note 18. Additionally, the bank notes were collateralized by a $5,500,000 personal guaranty of a private investor. As additional compensation, the private investor received 1,833 shares of ARTRA common stock for each month the guaranty was outstanding. Among other things, the bank notes prohibited the payment of cash dividends by ARTRA.

In February 1996, a bank agreed to discharge all amounts under its ARTRA notes ($12,063,000 plus accrued interest and fees) and certain obligations of ARTRA's president, Peter R. Harvey for consideration consisting of ARTRA's cash payment of $5,050,000, Mr. Harvey's cash payment of $100,000 and Mr. Harvey's $3,000,000 note payable to the bank (the "Harvey Note"). The bank assigned ARTRA a $2,150,000 interest in the Harvey Note, subordinated to the bank's $850,000 interest in the Harvey Note, and ARTRA discharged $2,150,000 of Mr. Harvey's prior advances. ARTRA recognized a gain on the discharge of this indebtedness of $9,424,000 ($1.23 per share) in the first quarter of 1996 and recorded a receivable for Mr. Harvey's prorata share ($1,089,000) of the debt discharge funded by the Company. The cash payment due the bank was funded principally with proceeds received from the Bagcraft subsidiary in conjunction with the issuance of BCA (the parent of Bagcraft) preferred stock (see Note 11) along with proceeds received from a short-term loan agreement with an unaffiliated company. As collateral for this advance and other previous advances (see Note 19), Mr. Harvey provided ARTRA a $2,150,000 security interest in certain real estate, subordinated to the bank's $850,000 security interest in this real estate.


         Secured Promissory Notes

In April 1996, ARTRA commenced a private placement of $7,675,000 of 12% secured promissory notes due April 15, 1997. As additional consideration the noteholders received warrants to purchase an aggregate of 418,750 ARTRA common shares at a price of $6.00 per share. The warrants expire April 15, 1999. The warrantholders have the right to put these warrants back to ARTRA at any time during the period April 15, 1997 to October 15, 1997, at a price of $2.00 per share. The cost of this obligation ($837,500 if all warrants are put back to the Company) is being accrued in the Company's financial statements as a charge to interest expense over the period April 15, 1996 (the commencement date of the private placement) through April 15, 1997 (the maturity date of the notes as well as the date the warrantholders have the right to put their warrants back to ARTRA). These promissory notes are collateralized by ARTRA's interest in all of the common stock of BCA (the parent of Bagcraft). The proceeds from the private placement, completed in July 1996, were used principally to pay down other debt obligations.


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

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)




         Amounts Due To Related Parties

At December 26, 1996 and December 28, 1995, ARTRA had outstanding borrowings of $3,000,000 from an unaffiliated company currently holding approximately 7% of ARTRA's outstanding common stock. The loans are evidenced by unsecured short-term notes bearing interest at 10%. As additional compensation for the above loans, the lender received five year warrants expiring in 1998 to purchase an aggregate of 86,250 ARTRA common shares at prices ranging from $6.00 to $7.00 per share. The proceeds of this loan were used to pay down various ARTRA short-term loans and other debt obligations. In December 1995 the unaffiliated company received 126,222 shares of ARTRA common in payment of past due interest through October 31, 1995. In 1996 and 1997 the unaffiliated company received cash payments of approximately $390,000 representing interest due through December, 1996. Payment on the loans was due March 31, 1994, however, the lender has not demanded payment. In February 1997, the lender received a warrant to purchase an additional 100,000 ARTRA common shares at $5.625 per share as consideration for not demanding payment of this obligation.

In August, 1996, ARTRA borrowed $500,000 from a private investor, evidenced by a short-term note, due December 23, 1996, bearing interest at 10%. The loan is collateralized by 125,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary. As additional compensation for the loan, the private investor received a warrant, expiring in 2001, to purchase 25,000 ARTRA common shares at a price of $5.00 per share. The proceeds of the loan were used for working capital. At the Company's annual meeting of shareholders, held August 29, 1996, the private investor was elected to the Company's board of directors. In December 1996, the loan was extended until April 23, 1997 and the lender received, as additional compensation, a warrant , expiring in 2001, to purchase 25,000 ARTRA common shares at a price of $5.875 per share. In January, 1997, ARTRA borrowed an additional $300,000 from this lender evidenced by an short-term note, due December 23, 1997, bearing interest at 8%. The loan is collateralized by 100,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary. As additional compensation for the loan, the lender received a warrant, expiring in 2002, to purchase 25,000 ARTRA common shares at a price of $5.75 per share. In March 1997, ARTRA borrowed an additional $1,000,000 from this lender evidenced by a short-term note, due May 26, 1997, bearing interest at 12%. The loan is collateralized by 585,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary. As additional compensation, the lender received an option to purchase 25,000 shares of COMFORCE common stock, owned by the Company's Fill-Mor subsidiary, at a price of $4.00 per share. If the note is not paid at maturity, the option price is reduced to $2.00 per share and, for every 30 days the note is outstanding past June 26, 1997, the lender will receive an option to purchase an additional 5,000 COMFORCE common shares at a price of $2.00 per share. The proceeds from this loan were used in part to repay the ARTRA/Fill-Mor $2,500,000 bank term loan described above. As of March 31, 1997, ARTRA had total outstanding borrowings of $1,800,000 from this lender collateralized by 810,000 shares of COMFORCE common stock.

In May, 1996, ARTRA borrowed $100,000 from a private investor, evidenced by an unsecured short-term note, due August 7, 1996, and renewed to February 6, 1997, bearing interest at 10%. The proceeds of the loan were used for working capital. At the Company's annual meeting of shareholders, held August 29, 1996, private investor was elected to the Company's board of directors. Effective January 17, 1997, private investor exercised his conversion rights and received 18,182 shares of ARTRA common stock as payment of the principal balance of his note.

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

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

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

As additional consideration, the private corporation received an option to put back to ARTRA the 49,980 shares of ARTRA common stock received as compensation for its former $2,500,000 ARTRA loan guaranty at a price of $15.00 per share. The put option is exercisable on the later of the day that the $2,500,000 note payable to the private corporation becomes due or the date the ARTRA bank notes have been paid in full. The option price increases by $2.25 per share annually ($21.188 per share at December 26, 1996). The $2,500,000 note payable to the private corporation was reflected in the above table at December 28, 1995 as amounts due to related parties. During the first quarter of 1996, the $2,500,000 note and related accrued interest was paid in full principally with proceeds from additional short-term borrowings.


         Other

At December 26, 1996, ARTRA was the obligor under two demand notes issued to an unaffiliated company, in the amount of $2,322,000, including accrued interest. The notes were issued in October, 1990 with interest at 15 percent. ARTRA is currently negotiating with the noteholder to extend or refinance this obligation.

In October 1996 the Company and its Fill-Mor subsidiary entered into a margin loan agreement with a financial institution which provided for borrowings of $600,000, with interest approximating the prime rate. Borrowings under the loan agreement were collateralized by 215,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary. The proceeds of the loan were used for working capital. In January 1997, the loan was repaid with proceeds from other short-term borrowings.

At December 26, 1996, ARTRA also has outstanding short-term borrowings from other unrelated parties aggregating approximately $1,900,000, of which $150,000 is past due. The remaining amounts come due at various times in 1997. The notes were issued at various times during the period May 1991 to December 1996, with interest rates varying between 8 % 15%.

In March 1997, ARTRA borrowed $1,000,000 from an unaffiliated corporation evidenced by an short-term note, due May 26, 1997, bearing interest at 12%. The loan is collateralized by 630,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary. As additional compensation, the lender received an option to purchase 25,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary at a price of $4.00 per share. If the note is not paid at maturity, the option price is reduced to $2.00 per share and, for every 30 days the note is outstanding past June 26, 1997, the lender will receive an option to purchase an additional 5,000 COMFORCE common shares at a price of $2.00 per share. The proceeds from this loan were used in part to repay the ARTRA/Fill-Mor $2,500,000 bank term loan described above.

The weighted average interest rate on all short-term borrowings at December 26, 1996 and December 28, 1995 was 11.3% and 9.8%, respectively.

In conjunction with the February 1996 discharge of bank debt, the Company entered into a $1,900,000 short-term loan agreement, due May 26, 1996, with an unaffiliated company. The loan, with interest at 12%, was collateralized by, among other things, the common stock of ARTRA's BCA subsidiary. As additional compensation for its loan and for participating in the above discharge of indebtedness the unaffiliated company received 150,000 shares of ARTRA common stock (with a then fair market value of $661,000 after a discount for restricted marketability) and 25,000 shares of COMFORCE

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES common stock held by ARTRA (with a then fair market value of $200,000). Additionally, for consideration of $500,000, the lender purchased an option to acquire up to 40% of the common stock of Bagcraft for nominal consideration. The borrowings under this short-term loan agreement were repaid in April, 1996 and, per terms of the loan agreement, ARTRA repurchased the option for a cash payment of $550,000.

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

In conjunction with the COMFORCE debt settlement agreement discussed in Note 7, ARTRA entered into a $1,850,000 short-term loan agreement with a non-affiliated corporation, the proceeds of which were used to fund amounts due the bank as discussed below. The loan, due June 30, 1995, with interest payable monthly at 10%, was collateralized by 100,000 shares of COMFORCE common stock. In August, 1995 the loan was extended until September 15, 1995 and the lender received the above mentioned 100,000 COMFORCE common shares as consideration for the loan extension. The loan was repaid by ARTRA in February, 1996.


9.   LONG-TERM DEBT

     Long-term debt (in thousands) consists of:

                                                                             December 26,  December 28,
                                                                                  1996         1995
                                                                                --------    --------

     Bagcraft Credit Agreement:
         Term loan, interest at the lender's index rate plus .25%               $ 20,000

         Term loan A, interest at the lender's index rate plus 1.75%                --      $ 12,000

         Term loan B, interest at the lender's index rate plus 3%                   --         4,600

         Revolving credit loan, interest at the lender's index rate
           in 1996 and the lender's index rate plus 1.5% in 1995                   7,990       9,231

         Unamortized discount                                                     (1,752)       --

     Bagcraft:
         City of Baxter Springs, Kansas loan agreements,
             interest at varying rates                                            10,681      11,794
                                                                                --------    --------
                                                                                  36,919      37,625
     Current scheduled maturities                                                 (2,712)     (3,512)
                                                                                --------    --------

                                                                                $ 34,207    $ 34,113
                                                                                ========    ========


                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

Bagcraft entered into a Credit Agreement, dated as of December 17, 1993 (the "Credit Agreement") that initially provided for a revolving credit loan with interest at the lender's index rate plus 1.5% and two separate term loans. The term loans were separate facilities initially totaling $12,000,000 (Term Loan A) and $8,000,000 (Term Loan B), bearing interest at the lender's index rate plus 1.75% and 3%, respectively.

Effective February 1, 1996, the Credit Agreement was amended whereby, among other things, the maturity date of the Credit Agreement was extended until September 30, 1997, certain loan covenants were amended. The principal payments under Term Loan B were modified to include twenty-three monthly installments of $200,000 from November 15, 1995 to September 30, 1997, with the remaining balance payable at maturity (September 30, 1997). Additionally, in conjunction with a preferred stock exchange agreement between BCA (the parent of Bagcraft), Bagcraft and the holder of Bagcraft's 13.5% cumulative redeemable preferred stock, the lender consented to an advance to Bagcraft of $4,135,000 under the revolving credit loan to be transferred to ARTRA as a dividend (see Note 11).

In December 1996, the Credit Agreement was amended and restated whereby, among other things, the maturity date of the Credit Agreement was extended to September 30, 2002 and certain loan covenants were amended. Term Loan A and Term Loan B, as previously defined in the Credit Agreement were consolidated into a new $20,000,000 term loan with interest at the lender's index rate plus .25% (8.5% at December 26, 1996). Principal payments under the term loan were modified to provide for annual principal payments (payable in quarterly installments) in the amount of $2,000,000 in 1997 through 1999; $3,000,000 in 2000 and 2001; and $8,000,000 in 2002. The amended and restated Credit Agreement also provided for a $3,00,000 capital expenditures line of credit with interest at the lender's index rate plus .25%.

The amount available to Bagcraft under the revolving credit loan is subject to a borrowing base, as defined in the Credit Agreement, up to a maximum of
$18,000,000. At December 26, 1996 and December 28, 1995, approximately $6,200,000 and $6,600,000, respectively, was available and unused by Bagcraft under the revolving credit loan. Borrowings under the revolving credit loan are payable upon maturity of the Credit Agreement, unless accelerated under terms of the Credit Agreement. At December 26, 1996, the interest rate on the revolving credit loan was 8.25%.

As additional compensation for borrowings under the Credit Agreement, in December 1993, the lender received a detachable warrant ("Warrant"), expiring in December 1998, allowing the holder to purchase up to 10% of the fully diluted common equity of Bagcraft at a nominal value. Under certain conditions Bagcraft was required to repurchase the Warrant from the lender. The determination of the repurchase price of the Warrant was to be based on the Warrant's pro rata share of the highest of book value, appraised value or market value of Bagcraft. In connection with the February 1, 1996 amendment to the Credit Agreement, the warrant agreement was amended to permit the holder to purchase 13% of the fully diluted common equity of Bagcraft at the original nominal purchase price and to extend the expiration date to December 17, 1999. In January 1997, in accordance with the December 1996 amendment to the Credit Agreement, Bagcraft repurchased 50% of the Warrant (6.5% of the fully diluted common equity of Bagcraft) for $1,500,000. Bagcraft can repurchase the remaining 50% of the Warrant on or after December 17, 1997 for an amount based upon the Warrant's pro rata share of the highest of book value, appraised value or market value of Bagcraft as noted above.

Borrowings under the Credit Agreement are collateralized by the common stock and substantially all of the assets of Bagcraft. The Credit Agreement, as amended, contains various restrictive covenants, that among other restrictions, require Bagcraft to maintain minimum levels of tangible net worth and liquidity levels, and limit future capital expenditures and restricts additional loans, dividend payments and payments to related parties. In addition, the Credit Agreement prohibits changes in ownership of Bagcraft. At December 26, 1996 Bagcraft was in compliance with the provisions of its Credit Agreement.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

In March, 1994 Bagcraft and the City of Baxter Springs, Kansas completed a $12,500,000 financing package associated with the construction of a new 265,000 sq. ft. production facility in Baxter Springs, Kansas. The financing package, funded by a combination of Federal, state and local funds, consists of the following loan agreements payable by Bagcraft directly to the City of Baxter
Springs:

         A $7,000,000 promissory note payable in ten installments of $700,000 due annually on July 21 of each year beginning in 1995 through maturity on July 21, 2004. Interest, at varying rates from 4.6% to 6.6%, is payable semi-annually. At December 26, 1996 and December 28, 1995, Bagcraft had outstanding borrowings of $5,600,000 and $6,300,000, respectively, under this loan agreement.

         A $5,000,000 subordinated promissory note payable as follows: $150,000 due in 1996; $2,425,000 due in 1998; and $2,425,000 due in 1999. The
         subordinated promissory note is non-interest bearing, subject to certain repayment provisions as defined in the agreement (as amended). At December 26, 1996 and December 28, 1995, Bagcraft had outstanding borrowings of $4,850,000 and $5,000,000, respectively, under this loan agreement.

         Two separate $250,000 subordinated promissory notes payable in varying installments through January 20, 2025. The subordinated promissory notes are non-interest bearing, subject to certain repayment provisions as defined in the agreement. At December 26, 1996 and December 28, 1995, Bagcraft had outstanding borrowings of $231,000 and $494,000, respectively, under this loan agreement.


Borrowings under the above loan agreements are collateralized by a first lien on the land and building at the Baxter Springs, Kansas production facility and by a second lien on certain machinery and equipment. Under certain circumstances, repayment of the borrowings under the above loan agreements is subordinated to the repayment of obligations under Bagcraft's Credit Agreement. At December 28, 1995, $552,000 of borrowings from the above loan agreements was reflected in the consolidated balance sheet in current assets as restricted cash and equivalents. These funds, invested in interest bearing cash equivalents and restricted for expenditures associated with the Baxter Springs, Kansas project were expended during the first quarter of 1996.

The common stock and virtually all the assets of the Company and its Bagcraft subsidiary have been pledged as collateral for borrowings under various loan agreements. Under certain debt agreements the Company is limited in the amounts it can withdraw from its operating subsidiaries.

At December 26, 1996 the aggregate amount of yearly maturities of long-term debt, exclusive of debt discharged, is: 1997, $2,712,000; 1998, $5,137,000;
1999, $5,137,000; 2000, $3,712,000; 2001, $3,712,000; thereafter, $16,509,000.


10.      REDEEMABLE COMMON STOCK

ARTRA has entered into various agreements under which it has sold its common shares along with options that require ARTRA to repurchase these shares at the option of the holder, principally one year after the date of each agreement. The difference between the option price and the net proceeds received is amortized over the life of the options by a charge to retained earnings.

At December 26, 1996 and December 28, 1995 options were outstanding that, if exercised, would require ARTRA to repurchase 98,734 and 283,965 shares of its common stock for an aggregate amount of $3,657,000 and $4,774,000, respectively. In September 1996, the Company settled an obligation that would have required ARTRA to repurchase 66,113 common shares for a total of $897,000. The option holder received cash payments of $510,000 and retained the 66,113

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

ARTRA common shares in settlement of all obligations due under the option agreement. Additionally, during 1996, the holder of 100,000 ARTRA common shares with an option that would have required the Company to repurchase these shares for $500,000 sold these shares in a private transaction and options that would have required the Company to repurchase 19,118 shares of ARTRA common stock for an aggregate of expired unexercised. Accordingly, these 185,231 shares of ARTRA common stock were removed from redeemable common stock and reclassified to shareholders' equity.


11.   REDEEMABLE PREFERRED STOCK

      Redeemable preferred stock in (thousands) consists of:

                                                               December 26,    December 28,
                                                                   1996            1995
                                                                 -------         -------
      Currently payable:
        Bagcraft redeemable preferred stock
          payable to a related party,
          cumulative $.01 par value,
          13.5%; including accumulated dividends;
          redeemable in 1997 with a liquidation
          preference equal to $100 per share;
          issued 8,650 shares in 1996                           $  2,007

        BCA Holdings preferred stock, Series B,
          $1.00 par value, 6% cumulative,
          including accumulated dividends;
          redeemable in 1997 with a liquidation
          preference of $1,000 per share;
          8,135 shares authorized and issued                       9,093
                                                                 -------
                                                                $ 11,100

      Noncurrent:
        ARTRA redeemable preferred stock,
          Series A, $1,000 par value,
          6% cumulative payment-in-kind,
          including accumulated dividends,
          net of unamortized discount
          of $1,271 in 1996 and $1,575 in 1995;
          redeemable March 1, 2000
          at $1,000 per share plus accrued dividends;
          authorized 2,000,000 shares all series;
          issued 3,750 shares                                   $   4,315       $  3,694

        Bagcraft redeemable preferred stock
          payable to a related party,
          cumulative $.01 par value, 13.5%;
          including accumulated dividends;
          redeemable in 1997 with a liquidation                    10,794
          preference equal to $100 per share;
          issued 50,000 shares in 1995                               --

        BCA Holdings preferred stock, Series A,
          $1.00 par value, 6% cumulative,
          including accumulated dividends;
          redeemable in 1997 with a liquidation
          preference of $1,000 per share;
          10,000 shares authorized; issued 3,675 shares            4,363           4,143
                                                                 -------         -------


                                                                $  8,678        $ 18,631
                                                                 =======         =======

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

         ARTRA

On September 27, 1989, ARTRA received a proposal to purchase BCA, the parent of Bagcraft, from Sage Group, Inc. ("Sage"), a privately-owned corporation that owned 100% of the outstanding common stock of BCA. Sage was merged with and into Ozite Corporation ("Ozite") on August 24, 1990. Peter R. Harvey, ARTRA's President, and John Harvey, ARTRA's Chairman of the Board of Directors, were the principal shareholders of Sage and are the principal shareholders of Ozite. Effective March 3, 1990, a wholly-owned subsidiary of ARTRA acquired 100% of BCA's issued and outstanding common shares for consideration of $5,451,000, which included 772,000 shares of ARTRA common stock and 3,750 shares of $1,000 par value junior non-convertible payment-in-kind redeemable Series A Preferred Stock with an estimated fair value of $1,012,000, net of unamortized discount of $2,738,000. The Series A Preferred Stock accrues dividends at the rate of 6% per annum and is redeemable by ARTRA on March 1, 2000 at a price of $1,000 per share plus accrued dividends. Accumulated dividends of $1,836,000 and $1,519,000 were accrued at December 26, 1996 and December 28, 1995, respectively.


         Bagcraft/BCA Holdings

In 1987, Bagcraft obtained financing from a subsidiary of Ozite through the issuance of a $5,000,000 unsecured subordinated note, due June 1, 1997. During 1992, per agreement with the noteholder, the interest payments were remitted to ARTRA and the noteholder received 675 shares of BCA Series A preferred stock ($1.00 par value, 6% cumulative with a liquidation preference equal to $1,000 per share) with a liquidation value of $675,000. In December, 1993, the unsecured subordinated note and accrued interest thereon were paid in full from proceeds of Bagcraft's Credit Agreement. Per agreement with the noteholder, the accrued interest outstanding on the note of $3,000,000 was remitted to ARTRA and the noteholder received an additional 3,000 shares BCA preferred stock having a liquidation value of $3,000,000.
Accumulated dividends of $688,000 were accrued at December 26, 1996.

In 1987, Bagcraft issued to a subsidiary of Ozite $5,000,000 of preferred stock (50,000 shares of 13.5% cumulative, redeemable preferred stock with a liquidation preference equal to $100 per share) redeemable by Bagcraft in 1997 at a price of $100 per share plus accrued dividends. Dividends, which accrue and are payable semiannually on June 1 and December 1 of each year, are reflected in the Company's consolidated statement of operations as minority interest. The holder has agreed to forego dividend payments as long as such payments are prohibited by Bagcraft's lenders. Accumulated dividends of $5,794000 were accrued at December 28, 1995. After giving effect to the preferred stock exchange discussed below, 8,650 shares of Bagcraft redeemable preferred stock with accumulated dividends of $1,142,000 were outstanding at December 26, 1996.

Effective February 15, 1996, BCA, Bagcraft and Ozite entered into an agreement to exchange certain preferred stock between the Companies. Per terms of the exchange agreement BCA issued 8,135 shares of BCA Series B preferred stock
(13.5% cumulative, redeemable preferred stock with a liquidation preference equal to $1,000 per share, or a total carrying value of $8,135,000) to Ozite in exchange for 41,350 shares of Bagcraft redeemable preferred stock (with a liquidation preference equal to $100 per share plus accumulated dividends of $4,838,000, or a total carrying value of $8,973,000). The preferred stock exchange resulted in a gain of $838,000 which was reflected in the Company's consolidated statement of operations as minority interest.

The BCA Series B preferred stock is redeemable on June 1, 1997. Accumulated dividends of $958,000 were accrued at December 26, 1996.

In conjunction with the preferred stock exchange agreement, Bagcraft's lender consented to advance of $4,135,000 under Bagcraft's revolving credit to be transferred to ARTRA as a dividend. ARTRA used the funds from this dividend plus funds from a short-term loan agreement to fund a payment to its bank lender in accordance with provisions of its debt discharge agreement as discussed in Notes 7 and 8.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

12.      STOCK OPTIONS AND WARRANTS

         Stock Option Plans

In August, 1996, ARTRA's shareholders approved a stock option plan (the "1996 Plan") for certain officers, key employees and others who render services to the Company or its subsidiaries. The 1996 Plan reserves 2,000,000 shares of the Company's common stock for the granting of options on or before August 29, 2006. Options granted under the Plan shall be in the form of incentive stock options ("ISOs"), as defined under the Internal Revenue Code of 1986, as amended (the "Code") or non-statutory options which do not qualify under such the Code ("NSOs"), or both, at the discretion of the Company. The purchase price of options granted under the 1996 Plan shall be not less than fair market value at the date of grant for ISOs, not less than 110% of fair market value on the date of grant for an ISO granted to a shareholder possessing 10% more of the voting stock of the Company and the fair market value per share on the date of grant in the case of NSOs. Effective October 4, 1996, the Company issued certain officers and key employees of ARTRA options to purchase 532,750 shares of ARTRA common stock at $5.25 per share, the fair market value on the date of grant.
The options vested immediately and expire ten years from the date of grant.

In August, 1996, ARTRA's shareholders also approved a 1996 Disinterested Directors Stock Option Plan (the "1996 Director Plan") for directors of the Company who are not employees or officers. The 1996 Director Plan reserves 200,000 shares of the Company's common stock for the granting of NSOs on or before August 29, 2006 at a price equal to fair market value per share on the date of grant. No options were granted under the Director Plan during the year ended December 26, 1996.

In July, 1985, ARTRA's shareholders approved a stock option plan (the "1985 Plan") for certain officers and key employees of the Company and its subsidiaries. The 1985 Plan, as amended, reserved 1,000,000 shares of the Company's common stock and authorized the granting of options on or before February 1, 1995. The purchase price of such options granted under the 1985 Plan was not less than the market value at the date of grant for ISOs and not less than 110% of the market value on the date of grant for an ISO granted to a shareholder possessing 10% more of the voting stock of the Company.

Effective for the fiscal year ending December 26, 1996, the Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". In 1996 all stock options were granted at an exercise price equal to fair market value at the date of grant and, accordingly, no compensation expense has been recognized in connection with the Company's stock option plans. Had compensation cost for the Company's stock option plan been determined based on the fair value on the date of grant for awards in 1996 consistent with the provisions of SFAS No. 123, earnings from continuing operations and net earnings for the year ended December 26, 1996 would have been reduced by $1,450,000 ($.18 per share).

The  fair  value of stock  options  granted  in 1996  was  estimated  using  the
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions:

              Expected life (years)                  5
              Interest rate                        6.5%
              Volatility                          50.0%
              Dividend yield                       --

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

Information regarding stock option plans for the three years in the period ended December 26, 1996 is as follows:


                                                      1996           1995          1994
                                                   ----------    -----------    ----------

     Options outstanding at beginning of year        431,500        445,460       450,760

     Options granted                                 532,750           --          20,000

     Options exercised                               (40,400)       (12,100)      (25,300)

     Options canceled                                 (6,000)        (1,860)         --
                                                  ----------    -----------    ----------
     Options outstanding at end of year              917,850        431,500       445,460
                                                  ==========    ===========    ==========

     Options exercisable at end of year              917,850        431,500       445,460
                                                  ==========    ===========    ==========

     Options available for grant at end of year    1,467,250           --         390,814
                                                  ==========    ===========    ==========


     Weighted average option prices:
         Outstanding at beginning of year             $ 3.89          $5.80        $ 5.86
         Options granted                              $ 5.25            --         $ 5.25
         Options exercised                            $ 5.01         $ 4.00        $ 5.25
         Options canceled                             $10.00         $20.50           --
         Outstanding at end of year                   $ 4.61         $ 3.89        $ 5.80
         Exercisable at end of year                   $ 4.61         $ 3.89        $ 5.80


Significant option groups outstanding at December 26, 1996 and related weighted average price and remaining life information are as follows:

                                                                      Remaining
                          Options         Options        Exercise       Life
         Grant Date     Outstanding     Exercisable        Price       (Years)
         ----------     -----------     -----------      --------      -------

          10-04-96        532,750         532,750         $ 5.25          9

          01-08-93        148,100         148,100         $ 3.75          6

          06-22-92          6,000           6,000         $ 5.25          5

          09-19-91         52,967          52,967         $ 3.65          4

          12-19-90        178,033         178,033         $ 3.65          3



         Warrants

At December 26, 1996, warrants were outstanding to purchase a total of 1,711,032 common shares at prices ranging from $3.50 per share to $9.875 per share. The warrants, exercisable from the date of issue, expire at various dates through 2003. These warrants were issued principally as additional compensation for various short-terms loans.

During 1996 ARTRA issued warrants to purchase an aggregate of 632,583 shares of its common stock at prices ranging from $4.00 per share to $8.00 per share, principally to certain lenders as additional compensation for short-term loans. The warrants expire at various dates from 1999 to 2001. Warrants to purchase 37,500 shares of ARTRA common stock at prices

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES ranging from $3.75 per share to $5.00 per share were exercised during 1996 and warrants to purchase 32,600 shares of ARTRA common stock at prices ranging from $5.375 per share to $10.50 per share expired unexercised during 1996.

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

During 1994, ARTRA issued warrants to purchase an aggregate of 154,719 shares of its common stock at prices ranging from $4.50 per share to $6.625 per share, principally to certain lenders as additional compensation for short-term loans. The warrants expire at various dates from 1996 to 1999. Warrants to purchase 9,166 shares of ARTRA common stock at prices ranging from $10.00 per share to $11.25 per share expired unexercised during 1994.


13.      COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries lease certain buildings and equipment which are used in its manufacturing and distribution operations. At December 26, 1996, future minimum lease payments under operating leases that have an initial or remaining noncancellable term of more than one year (in thousands) are:

          Year
          1997                               $   928
          1998                                   532
          1999                                   361
          2000                                   182
          2001                                   191
          After 2001                             784
                                              ------
                                             $ 2,978
                                              ======


Rental expense was $975,000,  $861,000 and $1,116,000 in fiscal years 1996, 1995 and 1994, respectively. Effective December 1995, the building in which the Company leases office space for its corporate headquarters was purchased by a trust owned by John Harvey, the Company's Chairman of the board of directors. The lease expires in December 1997, with an option to renew for one year. Rental expense for this lease was $126,000 for the year ended December 26, 1996.

In October 1995, Bagcraft entered into an agreement for the purchase of various ink products for a period of five years. Under terms of the agreement, Bagcraft is required to purchase a minimum supply of ink based on market prices in effect at the time of each purchase. For the contract year ended September 30, 1996, Bagcraft had a short-fall of approximately $126,000. In January 1997 the agreement was amended to revise the original minimum purchase requirements and the annual contract period. Beginning in November 1996, the minimum dollar amounts required for each of the remaining years ending October 31 are $4,426,000 in 1997; $4,500,000 in 1998; $3,375,000 in 1999; and $2,250,000 in
2000. The shortfall incurred during contract year one was incorporated into the purchase requirement for contract year two. Bagcraft has issued a letter of credit of $1,000,000 in conjunction with this agreement.

In conjunction with a prior self-insurance plan, Bagcraft maintained a $875,000 letter of credit at December 26, 1996.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

The Company and its subsidiaries are the defendants in various business-related litigation and environmental matters. At December 26, 1996 and December 28, 1995, the Company had accrued current liabilities of $1,900,000 and $1,800,000, respectively, for potential business-related litigation and environmental liabilities. While these litigation and environmental matters involve wide ranges of potential liability, management does not believe the outcome of these matters will have a material adverse effect on the Company's financial statements. However, ARTRA may not have available funds to pay liabilities arising out of these business-related litigation and environmental matters or, in certain instances, to provide for its legal defense.

In January, 1985 the United States Environmental Protection Agency ("EPA") notified the Company's Bagcraft subsidiary that it was a potentially responsible party ("PRP") under the Comprehensive Environmental Responsibility Compensation and Liability Act ("CERCLA") for alleged release of hazardous substances at the Cross Brothers site near Kankakee, Illinois. Although Bagcraft has denied liability for the site, it has entered into a settlement agreement with the EPA, along with the other third party defendants, to resolve all claims associated with the site except for state claims. In May, 1994 Bagcraft paid $850,000 to formally extinguish the EPA claim. In September 1989, Bagcraft was served with a complaint filed by the State of Illinois against seventeen parties for alleged involvement with the Cross Brothers site. The complaint alleges Bagcraft is responsible for the costs of cleanup incurred and to be incurred. Bagcraft denies the material allegations an is participating in settlement discussions with the State and thirteen other potential responsible parties to resolve all claims associated with the State. An agreement has been reached in principal to settle the State claim, pending resolution of the terms of an appropriate consent order. Bagcraft's share of the proposed settlement is approximately $150,000.

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

Bagcraft's Chicago facility has also been the subject of allegations that it violated laws and regulations associated with the Clean Air Act. The facility has numerous sources of air emissions of volatile organic materials ("VOMs") associated with its printing operations and is required to maintain and comply with permits and emissions regulations with regard to each of these emission sources.

In November of 1995, the EPA issued a Notice of Violation ("NOV") against Bagcraft's Chicago facility alleging numerous violations of the Clean Air Act and related regulations. The NOV alleges that the facility installed and operated emission sources without permits, that it failed to operate air pollution control equipment at required efficiencies and that there were releases of VOMs above permitted limits. Although Bagcraft is attempting to negotiate a settlement, the EPA may yet file a federal complaint to enforce its NOV. The EPA has not demanded a specific penalty.

Bagcraft reported a release associated with solvent tanks located in a vault at its Chicago manufacturing facility. After seeking approval from the Illinois Environmental Protection Agency ("IEPA"), Bagcraft installed and is currently operating a soil vapor gas extraction system designed to achieve remedial objectives which the IEPA has determined to be appropriate to the site. Bagcraft has since received a No Further Recommendation Letter from the IEPA.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

Bagcraft has been notified that it may have responsibility with respect to a clean-up site on Basket Creek Road, Georgia. Bagcraft presently has no indication of its liability, if any or whether it is a responsible party.

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

Several cases have arisen from ARTRA's purchase of Dutch Boy Paints which owned a facility in Chicago which it purchased from NL Industries. In a case titled City of Chicago v. NL Industries, Inc. and ARTRA GROUP Incorporated, filed in the Circuit Court of Cook County, Illinois, the City of Chicago brought a nuisance action and alleged that ARTRA (and NL Industries, Inc.) had improperly stored, discarded and disposed of hazardous substances at the Dutch Boy site, and that ARTRA had conveyed the site to Goodwill Industries to avoid clean-up costs. At the time the suit was filed, the City of Chicago claimed that it would cost $1,000,000 to remediate the site.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

ARTRA and NL Industries, Inc. have counter sued each other and have filed third party actions against the subsequent owners of the property. The Company is presently unable to determine its liability, if any, in connection with this case. The parties were conducting discovery but the case was stayed pending the resolution of the EPA action described below.

In 1986, in a case titled People of the State of Illinois v. NL Industries, Inc., ARTRA GROUP Incorporated, et al., the Cook County State's attorney filed suit seeking response costs in excess of $2,000,000 and treble punitive damages for costs expended by IEPA in remediating contamination at the Dutch Boy site, alleging that all former owners contributed to the contamination. In 1989, the Circuit Court dismissed the action, holding that the state had failed to exhaust its administrative procedures. In 1992, this holding was reversed by the Illinois Supreme Court. In 1996, the Illinois Appellate Court affirmed the District Court's decision to dismiss the case based on lack of due diligence on the part of the State of Illinois. The State of Illinois has filed a Petition for Rehearing which was granted. The Company is presently unable to determine ARTRA's liability, if any, in connection with this case.

On November 17, 1995, the EPA issued letters to ARTRA, NL Industries and others alleging that they were potentially responsible parties with respect to releases at the Dutch Boy facility in Chicago and demanding that they remediate the site. NL Industries entered into a consent decree with EPA in which it agreed to remediate the site. The Company is presently unable to determine its liability, if any, in connection with this case.


14.      INCOME TAXES

The provision (credit) for income taxes (in thousands) is included in the statements of operations as follows:


                                           1996     1995      1994
                                          ------   ------    ------

     Continuing operations               $   152  $    51   $     9
     Extraordinary credit                    200     --        --
     Discontinued  operations                --        17        74
                                          ------   ------    ------
                                         $   352  $    68   $    83
                                          ======   ======    ======


A summary of the provision (credit) for income taxes (in thousands) is as follows:


                                           1996     1995      1994
                                          ------   ------    ------

     Current:
         Federal                         $   200  $  --     $  --
         State                               152       68        83
                                          ------   ------    ------
                                         $   352  $    68   $    83
                                          ======   ======    ======



The 1996, 1995 and 1994 extraordinary credits represent net gains from discharge of indebtedness. No income tax expense is reflected in the Company's financial statements resulting from the extraordinary credits in due to the utilization of tax loss carryforwards, except for Federal alternative minimum tax incurred in 1996.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

14.      INCOME TAXES, continued

In 1996, 1995 and 1994, the effective tax rates from operations, including discontinued operations were 2.5%, (3.9)% and (.4)% respectively, as compared to the statutory Federal rate, which are reconciled (in thousands) as follows:


                                                     1996     1995      1994
                                                    ------   ------    ------

     Provision (credit) for income taxes
       using statutory rate                        $ 4,709   $  (600)  $(6,629)
     State and local taxes,
       net of Federal benefit                          152        68        73
     Current year tax loss not utilized               --        --       3,151
     Deferred finance fee                              127      --        --
     Amortization of goodwill                          104       155       206
     Previously unrecognized benefit
       from utilizing tax loss carryforwards        (4,767)   (2,136)     --
     Effect of not including all subsidiaries
        in the consolidated tax return                --       2,546     3,249
     Other                                              27        35        33
                                                   -------   -------   -------
                                                   $   352   $    68   $    83
                                                   =======   =======   =======

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

14.      INCOME TAXES, continued

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liabilities and deferred tax assets at December 26, 1996 and December 28, 1995 and their approximate tax effects (in thousands) are as follows:

                                                                  1996                     1995
                                                          --------------------      --------------------
                                                         Temporary      Tax        Temporary      Tax
                                                         Difference  Difference    Difference  Difference
                                                         ----------  ----------    ----------  ----------
     Trade accounts receivable                             $   --      $    100      $    200    $    100
     Investment in Emerald Acquisition Corporation           10,600       4,100          --          --
     Investment in COMFORCE Corporation                      39,500      15,400          --          --
     Accrued personnel costs                                  1,600         600         1,800         700
     Restructuring reserve                                      100        --             200         100
     Environmental reserve                                      500         200           400         200
     Other                                                      600         200         2,900       1,100
     Capital loss carryforward                                2,100         800        11,000       4,300
     Net operating loss                                      35,900      14,000        44,000      17,200
                                                                       --------                  --------
               Total deferred tax assets                                 35,300                    23,700
                                                                       --------                  --------

     Inventories                                             (4,500)     (1,700)       (6,700)     (2,600)
     Accumulated depreciation                                (6,400)     (2,500)       (7,900)     (3,100)
     Other                                                   (1,000)       (300)         (800)       (300)
                                                                       --------                  --------
               Total deferred tax liabilities                            (4,500)                   (6,000)
                                                                       --------                  --------
               Valuation allowance                                      (30,800)                  (17,700)
                                                                       --------                  --------
               Net deferred tax asset                                  $   --                    $   --
                                                                       ========                  ========


The Company has recorded a valuation allowance with respect to the future tax benefits and the net operating loss reflected in deferred tax assets as a result of the uncertainty of their ultimate realization.

At December 26, 1996, the Company and its subsidiaries had Federal income tax loss carryforwards of approximately $36,000,000, expiring principally in 2002 - 2010, available to be applied against future taxable income, if any. In recent years, the Company has issued shares of its common stock to repay various debt obligations, as consideration for acquisitions, to fund working capital obligations and as consideration for various other transactions. Section 382 of the Internal Revenue Code of 1986 limits a corporation's utilization of its Federal income tax loss carryforwards when certain changes in the ownership of a corporation's common stock occurs. In the opinion of management, the Company is not currently subject to such limitations regarding the utilization of its Federal income tax loss carryforwards. Should the Company continue to issue a significant number of shares of its common stock, it could trigger a limitation that would prevent it from utilizing a substantial portion of its Federal income tax loss carryforwards.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

15.      EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution 401 (k) plan covering substantially all employees. Both employee and employer contributions are generally determined as a percentage of the covered employee's annual compensation. The total expense charged to operations relating to this plan amounted to $513,000, $477,000 and $333,000 in 1996, 1995 and 1994, respectively.

Effective   January  1,  1996,   Bagcraft   established  an  unfunded   deferred
compensation plan for certain key executives providing for payments upon retirement, death or permanent disability. Under the plan, retirement payments are determined as a percentage of the value of Bagcraft and the extent of participation in the plan. Participants vest on a pro-rata basis over four years from the plan's origination date. At December 26, 1996, Bagcraft recorded other noncurrent assets and other liabilities of $515,000 and $685,000, respectively related to the deferred compensation plan. Deferred compensation expense relating to this plan amounted to $170,000 for the year ended December 26, 1996.

Effective June 1, 1990, the Company adopted an Employee Stock Ownership Plan ("ESOP") which covered eligible employees of ARTRA and certain of its subsidiaries. Employer contributions to the Plan were at the discretion of ARTRA's Board of Directors. Employee contributions were not permitted. Effective August 1, 1995, the Company terminated the ESOP and subsequently distributed the related Employee accounts to participants. The Company contributed 8,750 ARTRA common shares to the Plan with a fair market value of $42,000 ($4.75 per share) for the plan year ending December 28, 1995 and 15,000 ARTRA common shares to the Plan with a fair market value of $71,250 ($4.75 per share) for the plan year ending December 29, 1994.

The Company typically does not offer the types of benefit programs that fall under the guidelines of Statement of Financial Accounting Standards No. 106 - Employers Accounting for Post Retirement Benefits Other Than Pensions.


16.      EARNINGS PER SHARE

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


17.      INDUSTRY SEGMENT INFORMATION

At December 26, 1996, the Company, through its Bagcraft subsidiary operates in one industry segment as a manufacturer of packaging products principally serving the food industry.

Prior to September 28, 1995, ARTRA's then majority owned subsidiary, COMFORCE, operated as a designer and distributor of popular-priced fashion costume jewelry and accessories. In September, 1995, COMFORCE adopted a plan to discontinue its jewelry business.

As discussed in Note 3, on September 11, 1995, COMFORCE signed a stock purchase agreement to participate in the acquisition of one hundred percent of the capital stock of COMFORCE Telecom. COMFORCE Telecom provides telecommunications and computer technical staffing services worldwide to Fortune 500 companies and maintains an extensive, global database of technical specialists, with an emphasis on wireless communications capability. On October 17, 1995, COMFORCE completed the acquisition of one hundred percent of the capital stock of COMFORCE Telecom.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

Due to the issuances of COMFORCE common shares in conjunction with the acquisition of COMFORCE Telecom, ARTRA's common stock ownership in COMFORCE was reduced to approximately 25%. Accordingly, in October 1995, the accounts of COMFORCE and its majority-owned subsidiaries were deconsolidated from ARTRA's consolidated financial statements and ARTRA's investment in COMFORCE was accounted for under the equity method during the fourth quarter of 1995. As discussed in Note 5, effective December 28, 1995, the Company adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Under this statement, at December 28, 1995, the Company's investment in COMFORCE is classified as available for sale and is stated at fair value.

No single customer accounted for more than 10% of consolidated net sales in 1996, 1995 and 1994.


18.      LITIGATION

In November, 1993, ARTRA filed suit in the Circuit Court of the Eighteenth Judicial Circuit for the state of Illinois (the "State Court Action") against Salomon Brothers, Inc., Salomon Brothers Holding Company, Inc., Charles K. Bobrinskoy, Michael J. Zimmerman (collectively, "Salomon Defendants"), D.P. Kelly & Associates, L.P. ("DPK"), Donald P. Kelly ("Kelly Defendants" along with
DPK), James F. Massey and William Rifkind relating to the acquisition of Envirodyne in 1989 by Emerald Acquisition Corp. ("Emerald"). Envirodyne had filed a Chapter 11 bankruptcy on January 7, 1993 which provided ARTRA with no value in the Emerald stock and junior debentures received in connection with the acquisition. On November 22, 1993, ARTRA filed a First Amended Complaint. The defendants removed the case to the Bankruptcy Court in which the Emerald Chapter 11 case is pending. On July 15, 1994, all but two of ARTRA's causes of action were remanded to the state court. The Bankruptcy Court retained jurisdiction of ARTRA's claims against the defendants for breaching their fiduciary duty as directors of Emerald to Emerald's creditors and interference with ARTRA's contractual relations with Emerald. On April 7, 1995, the Company's appeal of the Bankruptcy Court's order retaining jurisdiction over two claims was denied. On July 26, 1995, the Bankruptcy Court entered an order dismissing these claims. On August 4, 1995, ARTRA appealed from the Bankruptcy Court's dismissal order. That appeal was denied on October 31, 1996 by the United States District Court. ARTRA has a right to appeal the District Court's decision. This appeal has been filed in the United States Court of Appeals for the Seventh Circuit.

On July 18, 1995, ARTRA filed a Fourth Amended Complaint in the State Court Action for breach of fiduciary duty, fraudulent misrepresentation, negligent misrepresentation, breach of contract and promissory estoppel. In the State Court Action, ARTRA seeks compensatory damages of $136.2 million, punitive damages of $408.6 million and the repayment of approximately $33 million in fees paid to Salomon. The causes of action for breach of the fiduciary duty of due care were repleaded to reserve ARTRA's right to appeal the State Court's dismissal of the causes of action in the Third Amended Complaint. The cause of action against defendant Kelly was dismissed with prejudice pursuant to a stipulation between ARTRA and the Kelly Defendants.

On or about March 1, 1996, DPK brought a motion for summary judgment as to ARTRA's claims for breach of contract and promissory estoppel. DPK's motion was granted on June 4, 1996. The Company has appealed this decision.

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

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

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

The Company and its subsidiaries are the defendants in various other business-related litigation and environmental matters (see Note 13). Management does not believe the outcome of these matters will have a material adverse effect on the Company's financial statements.


19.      RELATED PARTY TRANSACTIONS

Advances to Peter R. Harvey, ARTRA's president, classified in the Company's consolidated balance sheet as a reduction of common shareholders' equity, (in thousands) consist of:

                                                      December 26,  December 28,
                                                           1996          1995
                                                         -------       -------

    Total advances, including accrued interest           $ 7,998       $ 5,369
    Less interest for the period January 1, 1993
      to date, accrued and fully reserved                 (1,530)       (1,051)
                                                         -------       -------
          Net advances                                   $ 6,468       $ 4,318
                                                         =======       =======


ARTRA has total advances due from its president, Peter R. Harvey, of which $7,998,000 and $5,369,000, including accrued interest, remained outstanding at December 26, 1996 and December 28, 1995, respectively. The advances bear interest at the prime rate plus 2% (10.25% at December 26, 1996 and 10.5% at December 28, 1995, respectively). This receivable from Peter R. Harvey has been classified as a reduction of common shareholders' equity. See Note 8 for an additional 1996 advance for Mr. Harvey's prorata share of debt discharged by a bank funded by ARTRA. Per terms of the debt discharge agreement, as partial consideration, the bank also received Mr. Harvey's $3,000,000 note payable to the bank. The bank assigned ARTRA a $2,150,000 interest in the Mr. Harvey's note, subordinated to the bank's $850,000 interest in Mr.
Harvey's note, and ARTRA discharged $2,150,000 of Mr. Harvey's prior advances.

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

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

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

Commencing January 1, 1993 to date, interest on the advances to Peter R. Harvey has been accrued and fully reserved. Interest accrued and fully reserved on the advances to Peter R. Harvey for the nine months ended December 26, 1996 and December 28, 1995 totaled $479,000 and $436,000, respectively.

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

In conjunction with COMFORCE's October 1995 acquisition of COMFORCE Telecom (see
Note 3), ARTRA agreed to assume substantially all pre-existing Lori liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation. Accordingly, at December 26, 1996 and December 28, 1995, respectively, $348,000 and $4,500,000 of such pre-existing Lori liabilities were classified in ARTRA's consolidated balance at as current liabilities of discontinued operations.

For a discussion of certain other related party debt obligations see Note 8.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES

20.      SUBSEQUENT EVENT

Effective January 2, 1997, Bagcraft purchased the business assets, subject to buyer's assumption of certain liabilities, of AB Specialty Holding Company, Inc. ("AB") for consideration consisting of cash of approximately $2.4 million. The acquisition of AB, funded through borrowings under Bagcraft's Credit Agreement, will accounted for by the purchase method and, accordingly, the assets and liabilities of AB will be included in the Company's financial statements at their estimated fair market value at the date of acquisition. At December 26, 1996, other noncurrent assets includes a deposit of approximately $1.2 million related to the acquisition of AB.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
           SCHEDULE I . CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            ARTRA GROUP INCORPORATED
                                 BALANCE SHEETS
                         (Registrant Only In Thousands)


                                                  December 26,   December 28,
                                                      1996           1995
                                                  ------------   ------------

                   ASSETS
Current assets:
   Cash                                                  $162         $2,347
   Receivables                                             30             25
   Other current assets                                   853             85
                                                  ------------   ------------
                                                        1,045          2,457
                                                  ------------   ------------

Property, plant and equipment                              33             25
Less accumulated depreciation and amortization             33             14
                                                  ------------   ------------
                                                                          11
                                                  ------------   ------------

Investments in and advances to affiliates               8,266          2,567
                                                  ------------   ------------
                                                        $9,311         $5,035
                                                  ============   ============


                   LIABILITIES
Current liabilities:
   Notes payable                                      $16,131        $25,300
   Accounts payable                                        25            509
   Accrued expenses                                     6,508          9,323
   Income taxes                                           265            200
                                                  ------------   ------------
                                                       22,929         35,332
                                                  ------------   ------------

Redeemable common stock                                 3,657          4,774
                                                  ------------   ------------

Redeemable preferred stock                              4,315          3,694
                                                  ------------   ------------

         SHAREHOLDERS' EQUITY (DEFICIT)
Common stock                                            5,793          5,540
Additional paid-in capital                             40,211         38,526
Unrealized appreciation of investments                 25,719         21,047
Receivable from related party,
   including accrued interest                          (6,468)        (4,318)
Accumulated deficit                                   (86,793)       (98,755)
                                                  ------------   ------------
                                                      (21,538)       (37,960)
Less treasury stock, at cost                               52            805
                                                  ------------   ------------
                                                      (21,590)       (38,765)
                                                  ------------   ------------
                                                       $9,311         $5,035
                                                  ============   ============


The accompanying notes are an integral part of the condensed financial information.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
           SCHEDULE I . CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            ARTRA GROUP INCORPORATED
                            STATEMENTS OF OPERATIONS
                         (Registrant Only In Thousands)



                                                                      Fiscal Year
                                                             ------------------------------
                                                               1996      1995        1994
                                                             --------  --------   ---------

Selling, general and administrative expenses                  $1,998    $1,760      $2,158
Depreciation and amortization                                     19        27           4
Interest expense                                               3,997     4,953       3,139
Equity in (earnings) loss of affiliates                       (7,745)    7,817       6,129
Other expense, net                                                 1       424         308
                                                             --------  --------   ---------
Loss from continuing operations before income taxes            1,730   (14,981)    (11,738)
Benefit (charge) equivalent to  income taxes                   1,819    (1,962)     (1,791)
                                                             --------  --------   ---------

Loss from continuing operations                                3,549   (16,943)    (13,529)

Equity in earnings (loss) of discontinued affiliate               -         10     (15,906)
                                                             --------  --------   ---------
Loss before extraordinary credit                               3,549   (16,933)    (29,435)

Extraordinary credit, net discharge of indebtedness            9,424    14,030       8,965
                                                             --------  --------   ---------

Net earnings (loss)                                          $12,973   ($2,903)   ($20,470)
                                                             ========  ========   =========



 The accompanying notes are an integral part of the condensed financial information.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
           SCHEDULE I . CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            ARTRA GROUP INCORPORATED
                            STATEMENTS OF CASH FLOWS
                         (Registrant Only In Thousands)


                                                                                             Fiscal Year
                                                                                -----------------------------------
                                                                                    1996         1995        1994
                                                                                ----------    ---------   ---------

Cash flows from operating activities:
   Net earnings (loss)                                                            $12,973      ($2,903)   ($20,470)
     Adjustments to reconcile net loss
     to cash flows from operating activities:
        Extraordinary gain from
          net discharge of indebtedness                                            (9,424)     (14,030)     (8,965)
        Equity in loss of affiliates                                               (7,745)       7,817       6,129
        Equity in (earnings) loss of discontinued operations                           -           (10)     15,906
        Equity in (earnings) loss of discontinued operations
       Other, principally common stock issued as compensation                         239        1,370         489
       Changes in assets and liabilities:
            Increase (decrease) in other current and noncurrent assets             (1,315)          32          56
            Increase in other current and noncurrent liabilities                    1,696        1,738       2,152
           (Increase) decrease in receivable from related party                    (1,061)        (218)       (257)
                                                                                ----------    ---------   ---------
Net cash flows used by operating activities                                        (4,637)      (6,204)     (4,960)
                                                                                ----------    ---------   ---------

Cash flows from investing activities:
   Proceeds from collection of Welch notes                                            342        3,000                 -
   Dividends and advances from (to) subsidiaries                                    4,473           -         (772)
   Additions to property, plant and equipment                                          (8)          (6)         (9)
                                                                                ----------    ---------   ---------
Net cash flows from (used by) investing activities                                  4,807        2,994        (781)
                                                                                ----------    ---------   ---------

Cash flows from financing activities:
   Proceeds from private placements of ARTRA common stock                              -            -        3,230
   Proceeds from exercise of stock options and warrants                               369           48          30
   Net increase (decrease) in short-term borrowings                                (2,214)       5,488       1,226
   Exercise of redeemable common stock options                                       (510)         (70)        (50)
                                                                                ----------    ---------   ---------
Net cash flows from (used by) financing activities                                 (2,355)       5,466       4,436
                                                                                ----------    ---------   ---------

Net increase (decrease) in cash                                                    (2,185)       2,256      (1,305)
Cash balance beginning of year                                                      2,347           91       1,396
                                                                                ----------    ---------   ---------
Cash balance end of year                                                             $162       $2,347         $91
                                                                                ==========    =========   =========


Supplemental schedule of noncash investing and financing activities:
   Issue common stock and redeemable common stock
     to pay down current liabilities                                               $1,274       $1,040        $791
    Issue common stock as additional consideration
       for short-term borrowings                                                      661        1,266          -
    ARTRA common stock issued to Lori's bank lender as partial
       consideration for discharge of indebtedness                                     -            -        2,500


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


2.   Commitments and Contingencies

See Note 13 of the consolidated financial statements.


3.   Restricted Assets

The terms of several agreements place certain restrictions on the net assets of certain operating subsidiaries. See Notes 8 and 10 of the consolidated financial statements for additional information.


4.   Notes Payable and Long-Term Debt

See Notes 8 and 9 of the consolidated financial statements.


5.   Redeemable Common and Preferred Stock and Stock Options

See Notes 10, 11 and 12 of the consolidated financial statements.


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


7.   Related Party Transactions

See Notes 8 and 19 of the consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS for each of the three fiscal years in the period ended December 26, 1996
                                 (in thousands)


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
For the fiscal year ended December 28, 1995:

   Deducted from assets to which they apply:

      Allowance for inventory valuation                 $    290    $      191                    $   (232)(D)     $     249
                                                        ========    ==========                    ========         =========

      Allowance for doubtful accounts                   $    250    $      365                    $   (103)(E)     $     512
                                                        ========    ==========                    ========         =========

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

                           10.1 Term Promissory Note , dated as of March 26, 1997, between ARTRA GROUP Incorporated and Howard R. Conant.

                           10.2 Term Promissory Note, dated as of March 26, 1997, between ARTRA GROUP Incorporated and Stephalex International, Inc.

                           10.3     Option  Agreement,  dated  as of  March  26,
                                    1997,    by   and   between    ARTRA   GROUP
                                    Incorporated and Howard R. Conant.

                           10.4 Option Agreement, dated as of March 26, 1997, by and between ARTRA GROUP Incorporated and Stephalex International, Inc.


         EXHIBIT 11 Computation of earnings per share and equivalent share of common stock for each of the three years in the period ended December 26, 1996.


         EXHIBIT  21       Subsidiaries.


         EXHIBIT  23       Consent of Independent Accountants.

     (B) Exhibits incorporated herein by reference:


         EXHIBIT  3        Articles of Incorporation and By-laws

                           3.1 Amended and Restated Articles of Incorporation of the Registrant as filed in the Department of State of Pennsylvania on December 21, 1990 filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 1990.

                           3.2 Bylaws of the Registrant, amended as of July 24, 1990, filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 1990.

                           3.3 Statement with Respect to Shares of Series A Preferred Stock of Registrant, filed as an exhibit to Registrant's Form 10-K for the year ended December 30, 1993.

                           3.4 Statement with Respect to Shares of Rights and Preferences of Series B Preferred Stock of Registrant, filed as an exhibit to Registrant's Form 10-K for the year ended December 30, 1993.

         EXHIBIT  10       Material contracts

                           10.1 AMENDED AND RESTATED CREDIT AGREEMENT, Dated as of December 30, 1996, by and among BAGCRAFT CORPORATION OF AMERICA, as Borrower and GENERAL ELECTRIC CAPITAL CORPORATION, as Agent and as Lender, filed as an exhibit to Registrant's Form Amendment No. 1 to Form S-1 Registration Statement dated January 29, 1997.

                           10.2 AMENDED AND RESTATED WARRANT To Purchase Common Stock of BAGCRAFT CORPORATION OF AMERICA (Warrant No. 2), filed as an exhibit to Registrant's Form Amendment No. 1 to Form S-1 Registration Statement dated January 29, 1997.

                           10.3 SETTLEMENT AND RELEASE AGREEMENT, dated as of December 19, 1996, by and among ARTRA GROUP Incorporated, Fill-Mor Holding, Inc. and Peter R. Harvey, COMFORCE Corporation, James L. Paterek, Michael Ferrentino, Christopher P. Franco and Kevin W. Kiernan and Kwiatt, Silverman & Ruben, Ltd., filed as an exhibit to Registrant's Form Amendment No. 1 to Form S-1 Registration Statement dated January 29, 1997.

                           10.4 LOCK-UP AGREEMENT, dated December 19, 1996, re. sale of COMFORCE common stock, filed as an exhibit to Registrant's Form Amendment No. 1 to Form S-1 Registration Statement dated January 29, 1997.

                           10.5 LOAN AGREEMENT, dated as of August 15, 1996, between Fill-Mor Holding, Inc. ARTRA GROUP Incorporated, and Manufacturers Bank filed as an exhibit to Registrant's Form 8-K dated August 23, 1996.

                           10.6 Letter Agreement dated February 26, 1996 by and among ARTRA GROUP Incorporated, ARTRA Subsidiary, Inc., BCA Holdings, Inc., Peter and Jean Harvey, and Bank of America Illinois, re. certain Purchase and Sale
                                    Agreement and Assignment between the Bank and Arabella S.A., a Luxembourg holding company, filed as an exhibit to Registrant's Form 10-K, for the year ended December 28, 1995, dated April 9, 1996.

                           10.7 PURCHASE AND SALE AGREEMENT AND ASSIGNMENT, dated as of February 26, 1996, by and between Bank of America Illinois (the "Seller") and Arabella S.A., a Luxembourg holding company (the "Purchaser"), filed as an exhibit to Registrant's Form 10-K, for the year ended December 28, 1995, dated April 9, 1996.

                           10.8 Letter Agreement dated February 26, 1996 by and among ARTRA GROUP Incorporated and Arabella S.A., a Luxembourg holding company, re. purchase of certain indebtedness by Arabella (the "Purchaser") from Bank of America Illinois (the "Seller"), filed as an exhibit to Registrant's Form 10-K, for the year ended December 28, 1995, dated April 9, 1996.

                           10.9 AMENDED AND RESTATED PROMISSORY NOTE, dated February 26, 1996 made by BCA HOLDINGS, INC. in favor of ARABELLA S.A. , filed as an exhibit to Registrant's Form 10-K, for the year ended December 28, 1995, dated April 9, 1996.

                           10.10 OPTION TO PURCHASE SHARES OF COMMON STOCK OF BAGCRAFT CORPORATION OF AMERICA sold by BCA HOLDINGS, INC. to ARABELLA S.A., filed as an exhibit to Registrant's Form 10-K, for the year ended December 28, 1995, dated April 9, 1996.

                           10.11 PREFERRED STOCK AGREEMENT made by and between BCA HOLDINGS INC. AND BAGCRAFT CORPORATION OF AMERICA, filed as an exhibit to Registrant's Form 10-K, for the year ended December 28, 1995, dated April 9, 1996

                           10.12 PREFERRED STOCK EXCHANGE AGREEMENT, dated as of January 31, 1996 by and between Ozite Corporation, BCA Holdings Inc. and Bagcraft Corporation of America, filed as an exhibit to Registrant's Form 10-K, for the year ended December 28, 1995, dated April 9, 1996.

                           10.13 LIMITED CONSENT AND SIXTH AMENDMENT TO CREDIT AGREEMENT, dated as of February 1, 1996 between BAGCRAFT CORPORATION OF AMERICA and GENERAL ELECTRIC CAPITAL CORPORATION, filed as an exhibit to Registrant's Form 10-K, for the year ended December 28, 1995, dated April 9, 1996.

                           10.14 ASSET PURCHASE AGREEMENT made as of the 28th day of September, 1995, by and among Arcar Graphics, Inc., an Illinois corporation ("Arcar" or "Seller"), BCA Holdings, Inc., a Delaware corporation ("BCA"), Bagcraft Corporation of America, a Delaware corporation ("BCA" and, collectively with BCA, "Bagcraft"), ARTRA GROUP Incorporated, a Pennsylvania corporation ("ARTRA"), and Arcar Acquisition Corp., a Delaware corporation ("Buyer"), filed with Registrant's Form 8-K dated October 26, 1995.

                           10.15 LIMITED RELEASE, dated October 30, 1995, between NatWest Bank N. A. ("Releasor"), and ARTRA GROUP Incorporated and Peter R. Harvey ("Releasee"), filed with Registrant's Form 8-K dated October 26, 1995.

                           10.16 STOCK PURCHASE AGREEMENT, Dated September 11, 1995 by and Among Spectrum Technologies, Inc., The Lori Corporation, COMFORCE Corp.; ARTRA Group Incorporated, Peter R. Harvey, Marc L. Werner, James L. Paterek, Michael Ferrentino, and Christopher P. Franco, filed with Registrant's Form 8-K dated September 11, 1995.

                           10.17 Letter Agreement dated June 29, 1995, regarding employment or consulting services between The Lori Corporation, ARTRA Group Incorporated, James L. Paterek, Michael Ferrentino, and Christopher P. Franco, filed with Registrant's Form 8-K dated September 11, 1995.

                           10.18 ASSIGNMENT AGREEMENT, dated and effective March 31, 1995, by and among IBJ Schroder Bank & Trust Company, The Lori Corporation, Lawrence Jewelry Co., Lawrence Jewelry Corporation, New Dimensions Accessories Ltd., Rosecraft, Inc., Fill-Mor Holding, Inc., ARTRA GROUP Incorporated and Alexander Verde, filed as an exhibit to Registrant's Form 10-K, for the year ended December 29, 1994, dated April 12, 1995.

                           10.19 REGISTRATION AND SETTLEMENT AGREEMENT dated as of March 31, 1995 by and between ARTRA GROUP Incorporated and IBJ Schroder Bank & Trust Company filed as an exhibit to Registrant's Form 10-K, for the year ended December 29, 1994, dated April 12, 1995.

                           10.20 AMENDED SETTLEMENT AGREEMENT by and among THE LORI CORPORATION, LAWRENCE JEWELRY CO., LAWRENCE JEWELRY CORPORATION, NEW DIMENSIONS ACCESSORIES LTD. (formerly known as R.N. Koch, Inc.), ROSECRAFT, INC., FILL-MOR HOLDING, INC., ARTRA GROUP INCORPORATED AND IBJ SCHRODER BANK & TRUST COMPANY, dated as of December 23, 1994 filed as an exhibit to Registrant's Form 8-K, dated January 3, 1995.

                           10.21 Loan Agreement, dated as of December 23, 1994, by and among ARTRA GROUP Incorporated and McGOODWIN JAMES & CO filed as an exhibit to Registrant's Form 8-K, dated January 3, 1995.