Form 10-Q
period 1997-03-27
ARTRA GROUP INC
filed 1997-05-08
CIK 200243

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 27, 1997

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

                                    Yes X    No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at April 30, 1997
  -------------------------------            -------------------------------
  Common stock, without par value                       7,885,420

                            ARTRA GROUP INCORPORATED

                                      INDEX



                                                                         Page
                                                                        Number
                                                                        ------

PART I    FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets
               March 27, 1997 and December 26, 1996                        2

           Condensed Consolidated Statements of Operations
               Three Months Ended March 27, 1997
               and March 28, 1996                                          4

           Condensed Consolidated Statement of Changes
               in Shareholders' Equity (Deficit)
               Three Months Ended March 27, 1997                           5

           Condensed Consolidated Statements of Cash Flows
               Three Months Ended March 27, 1997
               and March 28, 1996                                          6

           Notes to Condensed Consolidated Financial Statements            7


 Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations              24



PART II    OTHER INFORMATION


 Item 1.   LegalProceedings                                               34

 Item 6.   Exhibits and Reports on Form 8-K                               34



SIGNATURES                                                                35

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited in thousands)




                                                       March 27,    December 26,
                                                          1997           1996
                                                      -----------    -----------

                  ASSETS
Current assets:
   Cash and equivalents                                      $48           $171
   Receivables, less allowance for
      doubtful accounts and markdowns of
      $497 in 1997 and $512 in 1996                        9,224          8,267
   Inventories                                            19,356         14,967
   Available-for-sale securities                          14,612         22,564
   Other                                                     985            931
                                                      -----------    -----------
               Total current assets                       44,225         46,900
                                                      -----------    -----------


Property, plant and equipment                             47,678         45,414
Less accumulated depreciation and amortization            21,464         20,480
                                                      -----------    -----------
                                                          26,214         24,934
                                                      -----------    -----------

Other assets:
   Excess of cost over net assets acquired,
      net of accumulated amortization of
      $2,159 in 1997 and $2,083 in 1996                    2,979          2,995
   Other                                                   1,215          2,550
                                                      -----------    -----------
                                                           4,194          5,545
                                                      -----------    -----------
                                                         $74,633        $77,379
                                                      ===========    ===========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited in thousands)



                                                       March 27,    December 26,
                                                          1997           1996
                                                      -----------    -----------

               LIABILITIES
Current liabilities:
   Notes payable, including amounts
      due to related parties of
      $4,800 in 1997 and $3,600 in 1996                  $18,158        $18,631
   Current maturities of long-term debt                    2,712          2,712
   Accounts payable                                        7,296          5,129
   Accrued expenses                                       10,386         10,394
   Income taxes                                              316            478
   Bagcraft detachable put warrant                            -           1,500
   Redeemable preferred stock                             11,403         11,100
   Liabilities of discontinued operations                    321            348
                                                      -----------    -----------
               Total current liabilities                  50,592         50,292
                                                      -----------    -----------

Long-term debt                                            39,934         34,207
Other noncurrent liabilities                               2,551          2,135
Commitments and contingencies

Redeemable common stock,
   issued 72,984 shares in 1997
   and 98,734 shares in 1996                               3,073          3,657

Redeemable preferred stock                                 8,895          8,678


    SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, no par value;
   authorized 20,000,000 shares;
   issued 7,820,064 shares in 1997
   and 7,624,766 shares in 1996                            5,920          5,793
Additional paid-in capital                                41,155         40,211
Unrealized appreciation of investments                    17,722         25,719
Receivable from related party,
   including accrued interest                             (6,754)        (6,468)
Accumulated deficit                                      (88,403)       (86,793)
                                                      -----------    -----------
                                                         (30,360)       (21,538)
Less treasury stock, 7,628 shares, at cost                    52             52
                                                      -----------    -----------
                                                         (30,412)       (21,590)
                                                      -----------    -----------
                                                         $74,633        $77,379
                                                      ===========    ===========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited in thousands, except per share data)





                                                        Three Months Ended
                                                      -----------------------
                                                       March 27,    March 28,
                                                         1997          1996
                                                      ----------   ----------

Net sales                                               $28,461      $28,402
                                                      ----------   ----------

Costs and expenses:
   Cost of goods sold,
     exclusive of depreciation and amortization          22,394       23,141
   Selling, general and administrative                    3,949        3,800
   Depreciation and amortization                          1,061          976
                                                      ----------   ----------
                                                         27,404       27,917
                                                      ----------   ----------

Operating earnings                                        1,057          485
                                                      ----------   ----------

Other income (expense):
   Interest expense                                      (1,828)      (1,737)
   Amortization of debt discount                           (675)         (10)
   Realized gain on disposal
     of available-for-sale securities                       213        1,043
   Other income (expense), net                               37         (131)
                                                      ----------   ----------
                                                         (2,253)        (835)
                                                      ----------   ----------

Loss before income taxes,
   minority interest and extraordinary credit            (1,196)        (350)
Credit  for income taxes                                    201           -
Minority interest                                          (358)         553
                                                      ----------   ----------
Earnings (loss) before extraordinary credit              (1,353)         203
Extraordinary credit,
   net discharge of indebtedness                             -         9,424
                                                      ----------   ----------
Net earnings (loss)                                      (1,353)       9,627
Dividends applicable to
   redeemable preferred stock                              (162)        (148)
Reduction of retained earnings
   applicable to redeemable common stock                    (95)         (86)
                                                      ----------   ----------
Earnings (loss) applicable to common shares             ($1,610)      $9,393
                                                      ==========   ==========

Earnings (loss) per share:
   Loss before extraordinary credit                      ($0.21)      ($0.01)
   Extraordinary credit                                      -          1.23
                                                      ----------   ----------
   Net earnings                                          ($0.21)       $1.22
                                                      ==========   ==========

Weighted average number of shares
   of common stock and common stock
   equivalents outstanding                                7,840        7,673
                                                      ==========   ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                   (Unaudited in thousands, except share data)




                                                                   Unrealized  Receivable                                 Total
                                       Common Stock    Additional Appreciation    From                 Treasury Stock  Shareholders'
                                    ------------------   Paid-in       of        Related  Accumulated  --------------     Equity
                                      Shares   Dollars   Capital   Investments    Party     (Deficit)  Shares Dollars    (Deficit)
                                    ---------- -------   -------   ----------   --------  -----------  ------ -------   ----------

Balance at December 26, 1996         7,624,766  $5,793   $40,211     $25,719     ($6,468)    ($86,793)  7,628    ($52)    ($21,590)
 Net earnings                                -       -         -           -           -       (1,353)      -       -       (1,353)
 Common stock issued
  to pay liabilities                    39,955      30       184           -           -            -       -       -          214
 Increase in receivable
  from related party,
  including accrued interest                 -       -         -           -        (286)           -       -       -         (286)
 Decrease in unrealized
  appreciation of investments                -       -         -      (7,997)          -            -       -       -       (7,997)
 Exercise of stock options
   and warrants                         39,800      30       148           -           -            -       -       -          178
 Redeemable common stock
  obligation paid by the issuance
  of additional common shares          115,543      67       612           -           -            -       -       -          679
 Redeemable common
  stock accretion                            -       -         -           -           -          (95)      -       -          (95)
 Redeemable preferred
  stock dividends                            -       -         -           -           -         (162)      -       -         (162)
                                    ---------- -------   -------   ---------    --------     --------  ------   -----   ----------
Balance at March 27, 1997            7,820,064  $5,920   $41,155     $17,722     ($6,754)    ($88,403)  7,628    ($52)    ($30,412)
                                    ========== =======   =======   =========    ========     ========  ======   =====   ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited in thousands)



                                                         Three Months Ended
                                                       -----------------------
                                                        March 27,    March 28,
                                                          1997          1996
                                                       ----------   ----------


Net cash flows used by operating activities               ($1,631)       ($648)
                                                       ----------   ----------

Cash flows from investing activities:
  Additions to property, plant and equipment               (1,008)        (719)
  Acquisition of AB Specialty, net of deposit              (1,131)          -
  Proceeds from sale of COMFORCE common stock                  -           633
  Decrease in unexpended plant construction funds              -           552
  Other                                                        -            37
                                                        ----------   ----------
Net cash flows from (used by) investing activities         (2,139)         503
                                                        ----------   ----------

Cash flows from financing activities:
  Net decrease in short-term debt                            (320)      (5,571)
  Proceeds from long-term borrowings                       34,325       35,914
  Reduction of long-term debt                             (29,036)     (32,557)
  Redeem detachable put warrant                            (1,500)          -
  Exercise stock options and warrants                         178           83
                                                        ----------   ----------
Net cash flows from (used by) financing activities          3,647       (2,131)
                                                        ----------   ----------

Decrease in cash and cash equivalents                        (123)      (2,276)
Cash and equivalents, beginning of period                     171        2,347
                                                        ----------   ----------
Cash and equivalents, end of period                           $48          $71
                                                        ==========   ==========



Supplemental cash flow information:
 Cash paid during the period for:
  Interest                                                 $1,203       $1,755
  Income taxes paid, net                                       24            8


Supplemental schedule of noncash
 investing and financing activities:
  BCA Holdings redeemable preferred stock
   issued in exchange for
   Bagcraft redeemable preferred stock                         -         8,135
  Issue common stock
   to pay down liabilities                                    214          280
  Issue common stock to
   pay redeemable common stock put obligation                 679           -




The accompanying notes are an integral part of the condensed consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.       BASIS OF PRESENTATION

ARTRA GROUP Incorporated ("ARTRA" or the "Company"), through its wholly-owned subsidiary, Bagcraft Corporation of America ("Bagcraft"), currently operates in one industry segment as a manufacturer of packaging products principally serving the food industry.

The Company's condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position as of March 27, 1997, and the results of operations and changes in cash flows for the three month periods ended March 27, 1997 and March 28, 1996. In recent years, the Company has suffered recurring losses from operations and has a net capital deficiency. As a result of these factors, the Company has experienced difficulty in obtaining adequate financing to replace certain credit arrangements, certain of which are in default, and to fund its debt service and liquidity requirements in 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 6, Notes Payable, and Note 7, Long-Term Debt, for further discussion of the status of credit arrangements and restrictions on the ability of operating subsidiaries to fund ARTRA corporate obligations. Due to its limited ability to receive operating funds from its subsidiaries, ARTRA has historically met its operating expenditures with funds generated by alternative sources, such as private placements of ARTRA common stock and notes, sales of ARTRA common stock with put options, loans from officers/directors and private investors, as well as through sales of assets and/or other equity infusions. ARTRA plans to continue to seek such alternative sources of funds to meet its future operating expenditures.

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

These condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the Company's annual report on Form 10-K. Accordingly, the Company's annual report on Form 10-K for the fiscal year ended December 26, 1996, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying consolidated financial statements. The condensed consolidated balance sheet as of December 26, 1996 was derived from the audited consolidated financial statements in the Company's annual report on Form 10-K.

Reported interim results of operations are based in part on estimates which may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the year.

The Company has adopted a 52/53 week fiscal year ending the last Thursday of December.


2.       CONCENTRATION OF RISK

The accounts receivable of the Company's Bagcraft subsidiary at March 27, 1997 consist primarily of amounts due from companies in the food industry. As a result, the collectibility of these receivables is dependent, to an extent, upon the economic condition and financial stability of the food industry. Credit risk is minimized as a result of the large number and diverse nature of Bagcraft's customer base. Bagcraft's major customers include some of the largest companies in the food industry. At March 27, 1997, Bagcraft had 10 customers with accounts receivable balances that aggregated approximately 35% of the Company's total trade accounts receivable. In fiscal year 1996 no single customer accounted for 10% or more of Bagcraft's sales.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



3.       INVENTORIES

Inventories  (in  thousands) consist of:

                                                 March 27,    December 26,
                                                    1997           1996
                                                  -------        -------


             Raw materials and supplies          $  5,822       $  5,582
             Work in process                          341            287
             Finished goods                        13,193          9,098
                                                  -------        -------
                                                 $ 19,356       $ 14,967
                                                  =======        =======


4.            INVESTMENT IN COMFORCE CORPORATION

At March 27, 1997 ARTRA's investment in COMFORCE Corporation ("COMFORCE", formerly the Lori Corporation, "Lori"), 1,744,703 shares held by the Company and its Fill-Mor Holding, Inc. ("Fill-Mor") subsidiary, represented approximately 14% of COMFORCE's outstanding common shares. The investment in COMFORCE common stock is accounted for under the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Under this statement ARTRA's investment in COMFORCE is classified as available for sale securities and is stated at fair value. The Company's operating plan for fiscal year 1997 anticipates the sale of these marketable securities, with proceeds to be used principally to pay down Corporate debt obligations and fund working capital requirements. Accordingly, ARTRA's investment in COMFORCE common stock is classified in the Company's condensed consolidated balance as a current asset. At March 27, 1997 the gross unrealized gain relating to ARTRA's investment in COMFORCE, reflected as a separate component of shareholders' equity, was $17,722,000.

As discussed in Note 6, at March 27, 1997, 1,690,000 shares of COMFORCE common stock owned by the Company and its Fill-Mor subsidiary have been pledged as collateral for various short-term borrowings and 54,703 shares of COMFORCE
common  stock  owned  by  the  Company  and  its  Fill-Mor   subsidiary   remain
unencumbered.

In conjunction with COMFORCE's 1995 acquisition of its COMFORCE Telecom acquisition, ARTRA entered into an Assumption Agreement whereby it agreed to assume substantially all pre-existing Lori liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation. Accordingly, at March 27, 1997 and December 26, 1996, $321,000 and $348,000, respectively, of such pre-existing Lori liabilities were classified in ARTRA's consolidated balance as current liabilities of discontinued operations.

Effective December 19, 1996, ARTRA and COMFORCE agreed to settle various differences in the interpretation of certain agreements relating to the COMFORCE Telecom acquisition pursuant to which COMFORCE agreed to include in a proposed underwritten public offering 380,000 shares of COMFORCE common stock held by ARTRA and its Fill-Mor subsidiary and ARTRA agreed to a Lock-up agreement which limits its ability to sell its remaining COMFORCE common shares for a period of 360 days after the effective date of COMFORCE's proposed underwritten public offering. COMFORCE did not retain an underwriter for the proposed underwritten public offering and, accordingly, effective April 30, 1997 ARTRA was released from the provisions of the Lock-up Agreement.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



In March 1997, a lender received 25,000 COMFORCE common shares held by ARTRA as additional consideration for a short-term loan. The disposition of these 25,000 COMFORCE common shares resulted in a realized gain of $213,000, with cost determined by average cost.

In January 1996, the Company's Board of Directors approved the sale of 200,000 of ARTRA's COMFORCE common shares to certain officers, directors and key employees of ARTRA for non-interest bearing notes totaling $400,000. The notes, collateralized by the 200,000 COMFORCE common shares sold, are not payable until the earlier of the registration of these shares under the Securities Act of 1993 or the expiration of the applicable resale waiting period under Securities Act Rule 144. Additionally, the noteholders have the right to put their COMFORCE shares back to ARTRA in full payment of the balance of their notes. Based upon the preceding factors, the Company has concluded that, for reporting purposes, it has effectively sold options to certain officers, directors and key employees to acquire 200,000 of ARTRA's COMFORCE common shares. Accordingly, these 200,000 COMFORCE common shares have been removed from the Company's portfolio of "Available-for-sale securities" and are classified in the Company's consolidated balance sheet at December 26, 1996 as other receivables with an aggregate value of $400,000, based upon the value of proceeds to be received upon future exercise of the options. The disposition of these 200,000 COMFORCE common shares resulted in a gain which has been deferred and will not be recognized in the Company's financial statements until the options to purchase these 200,000 COMFORCE common shares are exercised. As of March 27, 1997, no options to acquire any of the 200,000 COMFORCE common shares had been exercised.

As additional consideration for a February 1996 short-term loan, the lender received 25,000 COMFORCE common shares held by ARTRA. In March 1996, ARTRA sold 93,000 COMFORCE shares in the market, with the proceeds of approximately $630,000 used for working capital. The disposition of these 118,000 COMFORCE common shares during the quarter ended March 28, 1996 resulted in realized gains of $1,043,000, with cost determined by average cost.


5.       EXTRAORDINARY GAINS

         ARTRA Debt Restructuring

In February 1996, a bank agreed to discharge all amounts under its ARTRA notes ($12,063,000 plus accrued interest and fees) and certain obligations of ARTRA's president, Peter R. Harvey for consideration consisting of ARTRA's cash payment of $5,050,000, Mr. Harvey's cash payment of $100,000 and Mr. Harvey's $3,000,000 note payable to the bank (the "Harvey Note"). The bank assigned ARTRA a $2,150,000 interest in the Harvey Note, subordinated to the bank's $850,000 interest in the Harvey Note. ARTRA then discharged $2,150,000 of Mr. Harvey's prior advances in exchange for its $2,150,000 interest in Mr. Harvey's $3,000,000 note payable to the bank. The amount of the $5,050,000 cash payment to the bank applicable to Peter R. Harvey ($1,089,000) was charged to amounts due from Peter R. Harvey. ARTRA recognized a gain on the discharge of this indebtedness of $9,424,000 ($1.23 per share) in the first quarter of 1996. The cash payment due the bank was funded principally with proceeds received from the Bagcraft subsidiary in conjunction with the issuance of BCA (the parent of Bagcraft) preferred stock (see Note 9) along with proceeds received from a short-term loan agreement with an unaffiliated company that was subsequently repaid in April 1996. As additional compensation for its loan and for participating in the above discharge of indebtedness the unaffiliated company received 150,000 shares of ARTRA common stock (with a then fair market value of $661,000 after a discount for restricted marketability) and 25,000 shares of COMFORCE common stock held by ARTRA (with a then fair market value of $200,000).

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
                                                                  ========



6.       NOTES PAYABLE

Notes payable (in thousands) consist of:
                                                    March 27,    December 26,
                                                      1997           1996
                                                     -------       -------

         ARTRA bank notes payable,
           interest at the lender's index rate      $     -       $  2,500
         ARTRA 12% secured promissory notes            7,675         7,675
         Amounts due to related parties,
           interest principally at 10%                 4,800         3,600
         Other, interest from 10% to 20%
                                                       5,683         4,856
                                                     -------       -------
                                                    $ 18,158      $ 18,631
                                                     =======       =======


         Bank Notes Payable

On August 15, 1996, ARTRA and its 100% owned Fill-Mor subsidiary entered into a $2,500,000 term loan agreement with a bank. The loan, which provided for interest payable monthly at the bank's reference rate, was guaranteed by ARTRA and was collateralized by 1,265,000 shares of COMFORCE common stock. Proceeds of the loan were used for working capital. In March 1997, the loan was repaid with proceeds from other short-term borrowings as discussed below.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



                   Secured Promissory Notes

In April 1996, ARTRA commenced a private placement of $7,675,000 of 12% secured promissory notes due April 15, 1997. As additional consideration the noteholders received warrants to purchase an aggregate of 418,750 ARTRA common shares at a price of $6.00 per share. The warrants expire April 15, 1999. The warrantholders have the right to put these warrants back to ARTRA at any time during the period April 15, 1997 to October 15, 1997, at a price of $2.00 per share. The cost of this obligation ($837,500 if all warrants are put back to the Company) is being accrued in the Company's financial statements as a charge to interest expense over the period April 15, 1996 (the commencement date of the private placement) through April 15, 1997 (the maturity date of the notes as well as the date the warrantholders have the right to put their warrants back to ARTRA). These promissory notes are collateralized by ARTRA's interest in all of the common stock of BCA (the parent of Bagcraft). The proceeds from the private placement, completed in July 1996, were used principally to pay down other debt obligations. Through May 6, 1997, the Company has repaid secured promissory notes with an aggregate principal balance of $4,175,000. The note payments were funded with the proceeds of additional short-term borrowings and with funds received from the Company's Bagcraft subsidiary in accordance with a May 1997 amendment to its credit agreement (see Note 7). The maturity date of the remaining unpaid secured promissory notes, with an aggregate principal balance of $3,500,000, has been extended by the noteholders until May 15, 1997. The Company is currently negotiating with several potential lenders to refinance these notes and other ARTRA debt obligations.


         Amounts Due To Related Parties

At March 27, 1997 and December 26, 1996, ARTRA had outstanding borrowings of $3,000,000 from an unaffiliated company currently holding approximately 7% of ARTRA's outstanding common stock. The loans are evidenced by unsecured short-term notes bearing interest at 10%. As additional compensation for the above loans, the lender received five year warrants expiring in 1998 to purchase an aggregate of 86,250 ARTRA common shares at prices ranging from $6.00 to $7.00 per share. The proceeds of this loan were used to pay down various ARTRA short-term loans and other debt obligations. In December 1995 the unaffiliated company received 126,222 shares of ARTRA common in payment of past due interest through October 31, 1995. Interest on the loans has been paid through March, 1997. Payment on the loans was due March 31, 1994, however, the lender has not demanded payment. In February 1997, the lender received a warrant to purchase an additional 100,000 ARTRA common shares at $5.625 per share as consideration for not demanding payment of this obligation. In April 1997, the lender received a warrant to purchase an additional 100,000 ARTRA common shares at $5.00 per share as consideration for not demanding payment of this obligation.

In August, 1996, ARTRA borrowed $500,000 from a private investor, evidenced by a short-term note, due December 23, 1996, bearing interest at 10%. The loan was collateralized by 125,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary. As additional compensation for the loan, the private investor received a warrant, expiring in 2001, to purchase 25,000 ARTRA common shares at a price of $5.00 per share. The proceeds of the loan were used for working capital. At the Company's annual meeting of shareholders, held August 29, 1996, the private investor was elected to the Company's board of directors. In December 1996, the loan was extended until April 23, 1997 and the lender received, as additional compensation, a warrant, expiring in 2001, to purchase 25,000 ARTRA common shares at a price of $5.875 per share. In January, 1997, ARTRA borrowed an additional $300,000 from this lender evidenced by an short-term note, due December 23, 1997, bearing interest at 8%. The loan was collateralized by 100,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary. As additional compensation for the loan, the lender received a warrant, expiring in 2002, to purchase 25,000 ARTRA common shares at a price of $5.75 per share. In March 1997, ARTRA borrowed an additional $1,000,000 from this lender evidenced by a short-term note, due May 26, 1997, bearing interest at 12%. The loan was collateralized by 585,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary. As additional compensation, the lender received an option to purchase 25,000 shares of COMFORCE common stock, owned by the Company's Fill-Mor subsidiary, at a price of $4.00 per share. The proceeds from this loan were used in

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



part to repay the ARTRA/Fill-Mor $2,500,000 bank term loan described above. As of March 27, 1997, ARTRA had total outstanding borrowings of $1,800,000 from this lender collateralized by 810,000 shares of COMFORCE common stock.

In April 1997, ARTRA borrowed $5,000,000 from the above director evidenced by a note, due April 20, 1998, bearing interest at 12%. The lender is holding 810,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary as collateral for this loan. As additional compensation, the lender received a warrant to purchase 333,333 ARTRA common shares at a price of $5.00 per share. The warrantholder has the right to put this warrant back to ARTRA at any time during the period April 21, 1998 to April 20, 2000, for a total purchase price of $1,000,000. The cost of this obligation will be accrued in the Company's financial statements as a charge to interest expense over the period April 21, 1997 (the date of the loan) through April 21, 1998 (the date the warrantholder has the right to put the warrant back to ARTRA). The proceeds from this loan were used to repay $1,800,000 of borrowings from this lender outstanding at March 27, 1997 and pay down other ARTRA debt obligations.

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


         Other

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

At March 27, 1997 and December 26, 1996, ARTRA was the obligor under two demand notes issued to an unaffiliated company, in the amount of $2,266,000, including accrued interest. The notes were issued in October, 1990 with interest at 15 percent. ARTRA is currently negotiating with the noteholder to extend or refinance this obligation.

At March 27, 1997 and December 26, 1996, ARTRA also had outstanding short-term borrowings from other unrelated parties aggregating approximately $2,400,000 and $2,000,000, respectively, of which $500,000 and $650,000, respectively were past due. The remaining amounts come due at various times in 1997 and 1998. The notes were issued at various times during the period October 1990 to March 1997, with interest rates varying between 8 % and 15%. At March 27, 1997 short-term loans aggregating $800,000 included above were collateralized by 225,000 shares of COMFORCE common stock.

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

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



7.      LONG-TERM DEBT

        Long-term debt (in thousands) consists of:

                                                     March 27,    December 26,
                                                        1997          1996
                                                      -------       -------
    Bagcraft:
      Credit Agreement:
          Term loan, interest at
            the lender's index rate plus .25%        $ 20,000      $ 20,000

          Revolving credit loan,
            interest at the lender's index             13,282         7,990

          Unamortized discount                         (1,314)       (1,752)

      City of Baxter Springs,
           Kansas loan agreements,
           interest at varying rates                   10,678        10,681
                                                      -------       -------
                                                       42,646        36,919

      Current scheduled maturities                     (2,712)       (2,712)
                                                      -------       -------
                                                     $ 39,934      $ 34,207
                                                      =======       =======



Bagcraft entered into a credit agreement, dated as of December 17, 1993 (the "Credit Agreement") that initially provided for a revolving credit loan with interest at the lender's index rate plus 1.5% and two separate term loans. The term loans were separate facilities initially totaling $12,000,000 (Term Loan A) and $8,000,000 (Term Loan B), bearing interest at the lender's index rate plus 1.75% and 3%, respectively. The Credit Agreement, as amended, had been extended to mature on September 30, 1997.

In December 1996, the Credit Agreement was amended and restated whereby, among other things, the maturity date of the Credit Agreement was extended to September 30, 2002 and certain loan covenants were amended. Term Loan A and Term Loan B, as previously defined in the Credit Agreement were consolidated into a new $20,000,000 term loan with interest at the lender's index rate plus .25% (8.5% at March 27, 1997 and December 26, 1996). Principal payments under the term loan were modified to provide for annual principal payments (payable in quarterly installments) in the amount of $2,000,000 in 1997 through 1999; $3,000,000 in 2000 and 2001; and $8,000,000 in 2002. The amended and restated
Credit Agreement reduced the interest on the revolving credit loan to the lender's index rate and also provided for a $3,00,000 capital expenditures line of credit with interest at the lender's index rate plus .25%.

The amount available to Bagcraft under the revolving credit loan is subject to a borrowing base, as defined in the Credit Agreement, up to a maximum of $18,000,000. At March 27, 1997 and December 26, 1996, approximately $4,700,000 and $6,200,000, respectively, was available and unused by Bagcraft under the revolving credit loan. Borrowings under the revolving credit loan are payable upon maturity of the Credit Agreement, unless accelerated under terms of the Credit Agreement. At March 27, 1997 and December 26, 1996, the interest rate on the revolving credit loan was 8.25%.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



Borrowings under the Credit Agreement are collateralized by the common stock and substantially all of the assets of Bagcraft. The Credit Agreement, as amended, contains various restrictive covenants, that among other restrictions, require Bagcraft to maintain minimum levels of tangible net worth and liquidity levels, and limit future capital expenditures and restricts additional loans, dividend payments and payments to related parties. In addition, the Credit Agreement prohibits changes in ownership of Bagcraft. At March 27, 1997 Bagcraft was in compliance with the provisions of its Credit Agreement.

Effective May 5, 1997, the Credit Agreement was amended to provide for a $3,000,000 term loan (Term Loan B) with interest at the lender's index rate plus
 .75%. Term Loan B is payable on May 8, 1998, unless accelerated under terms of the Credit Agreement. The proceeds of Term Loan B were advanced to ARTRA under terms of an intercompany note payable to Bagcraft on May 8, 1998. ARTRA used the proceeds of this loan to repay certain ARTRA debt obligations.

As additional compensation for borrowings under the Credit Agreement, in December 1993, the lender received a detachable warrant ("Warrant"), expiring in December 1998, allowing the holder to purchase up to 10% of the fully diluted common equity of Bagcraft at a nominal value. Under certain conditions Bagcraft is required to repurchase the Warrant from the lender. The determination of the repurchase price of the Warrant is to be based on the Warrant's pro rata share of the highest of book value, appraised value or market value of Bagcraft. In connection with the February 1, 1996 amendment to the Credit Agreement, the warrant agreement was amended to permit the holder to purchase 13% of the fully diluted common equity of Bagcraft at the original nominal purchase price and to extend the expiration date to December 17, 1999. In January 1997, in accordance with the December 1996 amendment to the Credit Agreement, Bagcraft repurchased 50% of the Warrant (6.5% of the fully diluted common equity of Bagcraft) for $1,500,000. Bagcraft can repurchase the remaining 50% of the Warrant on or after December 17, 1997 for an amount based upon the Warrant's pro rata share of the highest of book value, appraised value or market value of Bagcraft as noted above. In accordance with the May 5, 1997 amendment to the Credit Agreement the Warrant was amended. In the event there is a change in Bagcraft's ownership through May 30, 1998, the lender is entitled to receive an amount equal to 6.5% of the fully diluted common equity of Bagcraft, based upon the fair value of Bagcraft at the date of a change of ownership, less the $1,500,000 the lender received in January 1997 when Bagcraft repurchased 50% of the Warrant.

In March, 1994 Bagcraft and the City of Baxter Springs, Kansas completed a $12,500,000 financing package associated with the construction of a new 265,000 sq. ft. production facility in Baxter Springs, Kansas. The financing package, funded by a combination of Federal, state and local funds, consists of the following loan agreements payable by Bagcraft directly to the City of Baxter
Springs:

         A $7,000,000 promissory note payable in ten installments of $700,000 due annually on July 21 of each year beginning in 1995 through maturity on July 21, 2004. Interest, at varying rates from 4.6% to 6.6%, is payable semi-annually. At March 27, 1997 and December 26, 1996, Bagcraft had outstanding borrowings of $5,600,000 under this loan agreement.

         A $5,000,000 subordinated promissory note payable as follows: $150,000 due in 1996; $2,425,000 due in 1998; and $2,425,000 due in 1999. The
         subordinated promissory note is non-interest bearing, subject to certain repayment provisions as defined in the agreement (as amended). At March 27, 1997 and December 26, 1996, Bagcraft had outstanding borrowings of $4,850,000 under this loan agreement.

         Two separate $250,000 subordinated promissory notes payable in varying installments through January 20, 2025. The subordinated promissory notes are non-interest bearing, subject to certain repayment provisions as defined in the agreement. At March 27, 1997 and December 26, 1996, Bagcraft had outstanding borrowings of $228,000 and $231,000, respectively, under this loan agreement.

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


8.       REDEEMABLE COMMON STOCK

In recent years ARTRA has entered into various agreements under which it has sold its common shares along with options that require ARTRA to repurchase these shares at the option of the holder, principally one year after the date of each agreement. The difference between the option price and the net proceeds received is amortized over the life of the options by a charge to retained earnings. At March 27, 1997 and December 26, 1996 options were outstanding that, if exercised, would require ARTRA to repurchase 72,984 and 98,734 shares of its common stock for an aggregate amount of $3,073,000 and $3,657,000, respectively.

During 1987, ARTRA entered into an agreement with a private corporation under which it sold its common shares along with a put option that required ARTRA to repurchase these shares at the option of the holder. A major shareholder and executive officer of the private corporation is an ARTRA director. The put option agreement has been extended from time to time, most recently in November 1992. The private corporation received the right to sell to ARTRA 23,004 shares of ARTRA common stock at an initial put price of $56.76 pre share. The option price increases by an amount equal to 15% per annum for each day from March 1, 1991 to the date of payment by ARTRA, which option expires December 31, 1997. At March 27, 1997, the option price was $86.34 per share.

As additional consideration for its guaranty of $2,500,000 of ARTRA bank notes during the period March 1989 through March 1994, the private corporation noted above received 49,980 ARTRA common shares. On March 31, 1994, ARTRA entered into a series of agreements with its bank lender and with the above private corporation. Per terms of the agreements, the private corporation purchased $2,500,000 of ARTRA notes from ARTRA's bank and the bank released the private corporation from its $2,500,000 loan guaranty. As consideration for purchasing $2,500,000 of ARTRA bank notes, the private corporation received a $2,500,000 ARTRA note payable and an option to put back to ARTRA its 49,980 shares of ARTRA common stock at a price of $15.00 per share. The option price increases by $2.25 per share annually ($21.75 per share at March 27, 1997). During the first quarter of 1996 the ARTRA bank notes were discharged (see Note 5 ) and the $2,500,000 note payable to the private corporation and related accrued interest was paid in full principally with proceeds from additional short-term borrowings.

In January 1997, the Company settled an obligation that would have required ARTRA to repurchase 25,750 common shares for a total of $679,000. The option holder retained the 25,750 ARTRA common shares subject to the option agreement and received an additional 89,793 ARTRA common shares in settlement of all obligations due under the option agreement. Accordingly, the 25,750 shares of ARTRA common stock subject to the option agreement were removed from redeemable common stock and reclassified to shareholders' equity.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



9.       REDEEMABLE PREFERRED STOCK

         Redeemable preferred stock (in thousands) consists of:

                                                                March 27,     December 26,
                                                                   1997            1996
                                                                 -------         -------
      Currently payable:
        Bagcraft redeemable preferred stock
          payable to a related party,
          cumulative $.01 par value,
          13.5%; including accumulated dividends;
          redeemable in 1997 with a liquidation
          preference equal to $100 per share;
          issued 8,650 shares                                   $  2,036        $  2,007

        BCA Holdings preferred stock, Series B,
          $1.00 par value, 6% cumulative,
          including accumulated dividends;
          redeemable in 1997 with a liquidation
          preference of $1,000 per share;
          8,135 shares authorized and issued                       9,367           9,093
                                                                 -------         -------
                                                                $ 11,403        $ 11,100
                                                                 =======         =======

      Noncurrent:
        ARTRA redeemable preferred stock,
          Series A, $1,000 par value,
          6% cumulative payment-in-kind,
          including accumulated dividends,
          net of unamortized discount
          of $1,190 in 1997 and $1,271 in 1996;
          redeemable March 1, 2000
          at $1,000 per share plus accrued dividends;
          authorized 2,000,000 shares all series;
          issued 3,750 shares                                   $  4,477        $  4,315

        BCA Holdings preferred stock, Series A,
          $1.00 par value, 6% cumulative,
          including accumulated dividends;
          redeemable in 1997 with a liquidation
          preference of $1,000 per share;
          10,000 shares authorized; issued 3,675 shares            4,418           4,363
                                                                 -------         -------
                                                                $  8,895        $  8,678
                                                                 =======         =======

On September 27, 1989, ARTRA received a proposal to purchase BCA, the parent of Bagcraft, from Sage Group, Inc. ("Sage"), a privately-owned corporation that owned 100% of the outstanding common stock of BCA. Sage was merged with and into Ozite Corporation ("Ozite") on August 24, 1990. Peter R. Harvey, ARTRA's President, and John Harvey, ARTRA's Chairman of the Board of Directors, were the principal shareholders of Sage and are the principal shareholders of Ozite. Effective March 3, 1990, a wholly-owned subsidiary of ARTRA acquired 100% of BCA's issued and outstanding common shares for consideration of $5,451,000, which included 772,000 shares of ARTRA common stock and 3,750 shares of $1,000 par value junior non-convertible payment-in-kind redeemable Series A Preferred Stock with an estimated fair

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



value of $1,012,000, net of unamortized discount of $2,738,000. The Series A Preferred Stock accrues dividends at the rate of 6% per annum and is redeemable by ARTRA on March 1, 2000 at a price of $1,000 per share plus accrued dividends. Accumulated dividends of $1,917,000 and $1,836,000 were accrued at March 27, 1997 and December 26, 1996, respectively.


         Bagcraft/BCA Holdings

In 1987, Bagcraft obtained financing from a subsidiary of Ozite through the issuance of a $5,000,000 unsecured subordinated note, due June 1, 1997. During 1992, per agreement with the noteholder, the interest payments were remitted to ARTRA and the noteholder received 675 shares of BCA Series A preferred stock ($1.00 par value, 6% cumulative with a liquidation preference equal to $1,000 per share) with a liquidation value of $675,000. In December, 1993, the unsecured subordinated note and accrued interest thereon were paid in full from proceeds of Bagcraft's Credit Agreement. Per agreement with the noteholder, the accrued interest outstanding on the note of $3,000,000 was remitted to ARTRA and the noteholder received an additional 3,000 shares BCA Series A preferred stock having a liquidation value of $3,000,000. Accumulated dividends of $743,000 and $688,000 were accrued at March 27, 1997 and December 26, 1996, respectively.

In 1987, Bagcraft issued to a subsidiary of Ozite $5,000,000 of preferred stock (50,000 shares of 13.5% cumulative, redeemable preferred stock with a liquidation preference equal to $100 per share) redeemable by Bagcraft in 1997 at a price of $100 per share plus accrued dividends. Dividends, which accrue and are payable semiannually on June 1 and December 1 of each year, are reflected in the Company's consolidated statement of operations as minority interest. The holder has agreed to forego dividend payments as long as such payments are prohibited by Bagcraft's lenders. Accumulated dividends of $1,171,000 and $1,142,000 were accrued at March 27, 1997 and December 26, 1996, respectively.

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

The BCA Series B preferred stock is redeemable on June 1, 1997. Accumulated dividends of $1,232,000 and $958,000 were accrued at March 27, 1997 and December 26, 1996, respectively.

In conjunction with the preferred stock exchange agreement, Bagcraft's lender consented to an advance of $4,135,000 under Bagcraft's revolving credit loan to be transferred to ARTRA as a dividend. ARTRA used the funds from this dividend plus funds from a short-term loan agreement to fund a payment to its bank lender in accordance with provisions of its debt discharge agreement as discussed in
Note 5.


10.      INCOME TAXES

No income tax benefit was recognized in connection with the Company's 1997 pre-tax loss due to the Company's tax loss carryforwards and the uncertainty of future taxable income. The 1996 extraordinary credit represents a net gain from discharge of indebtedness. No income tax expense is reflected in the Company's financial statements resulting from the 1996 extraordinary due to the utilization of tax loss carryforwards.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



At March 27, 1997, the Company and its subsidiaries had Federal income tax loss carryforwards of approximately $36,000,000, expiring principally in 2002 - 2010, available to be applied against future taxable income, if any. In recent years, the Company has issued shares of its common stock to repay various debt obligations, as consideration for acquisitions, to fund working capital obligations and as consideration for various other transactions. Section 382 of the Internal Revenue Code of 1986 limits a corporation's utilization of its Federal income tax loss carryforwards when certain changes in the ownership of a corporation's common stock occurs. In the opinion of management, the Company is not currently subject to such limitations regarding the utilization of its Federal income tax loss carryforwards. Should the Company continue to issue a significant number of shares of its common stock, it could trigger a limitation that would prevent it from utilizing a substantial portion of its Federal income tax loss carryforwards.


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


12.      LITIGATION

The Company and its subsidiaries are the defendants in various business-related litigation and environmental matters. At March 27, 1997 and December 26, 1996, the Company had accrued current liabilities of $2,000,000 and $1,900,000, respectively, for potential business-related litigation and environmental liabilities. While these litigation and environmental matters involve wide ranges of potential liability, management does not believe the outcome of these matters will have a material adverse effect on the Company's financial statements. However, ARTRA may not have available funds to pay liabilities arising out of these business-related litigation and environmental matters or, in certain instances, to provide for its legal defense.

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

In November of 1995, the EPA issued a Notice of Violation ("NOV") against Bagcraft's Chicago facility alleging numerous violations of the Clean Air Act and related regulations. The NOV alleges that the facility installed and operated emission sources without permits, that it failed to operate air pollution control equipment at required efficiencies and that there were releases of VOMs above permitted limits. In April 1997, the EPA filed an administrative complaint and has proposed a $250,000 civil penalty. Bagcraft has filed a response to the complaint and is attempting to negotiate a settlement.

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


13.      RELATED PARTY TRANSACTIONS

Advances to Peter R. Harvey, ARTRA's president, classified in the condensed consolidated balance sheet as a reduction of common shareholders' equity, (in thouands) consist of:

                                                      March 27,   December 26,
                                                        1997          1996
                                                      --------      --------

   Total advances, including accrued interest        $   8,449     $   7,998

   Less interest for the period January 1, 1993
     to date, accrued and fully reserved                (1,695)       (1,530)
                                                      --------      --------
         Net advances                                $   6,754     $   6,468
                                                      ========      ========

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



ARTRA has total advances due from its president, Peter R. Harvey, of which $8,449,000 and $7,998,000, including accrued interest, remained outstanding at March 27, 1997 and December 26, 1996, respectively. The advances bear interest at the prime rate plus 2% (10.25% at March 27, 1997 and December 26, 1996, respectively). This receivable from Peter R. Harvey has been classified as a reduction of common shareholders' equity.

In May 1991, ARTRA's Fill-Mor subsidiary made advances to Peter R. Harvey. The advances, made out of a portion of the proceeds of a short-term bank loan, provided for interest at the prime rate plus 2%. In April 1995 advances from ARTRA's Fill-Mor subsidiary to Peter R. Harvey totaling $1,540,000 (including $398,000 of accrued interest) were transferred to ARTRA as a dividend.

Commencing January 1, 1993 to date, interest on the advances to Peter R. Harvey has been accrued and fully reserved. Interest accrued and fully reserved on the advances to Peter R. Harvey for the three months ended March 27, 1997 and March 28, 1996 totaled $165,000 and $106,000, respectively.

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

As collateral for amounts due from Peter R. Harvey, the Company has received the pledge of 1,523 shares of ARTRA redeemable preferred stock (with a liquidation value of $1,523,000, plus accrued dividends) which are owned by Mr. Harvey. In addition, Mr. Harvey has pledged a 25% interest in Industrial Communication Company (a private company). Such interest is valued by Mr. Harvey at $800,000 to $1,000,000. During 1995, Peter R. Harvey entered into a pledge agreement with ARTRA whereby Mr. Harvey pledged additional collateral consisting of 42,067 shares of ARTRA common stock and 707,281 shares of Pure Tech International, Inc., a publicly traded corporation. Per terms of a February 1996 discharge of bank indebtedness (see Note 5), ARTRA received additional collateral from Mr. Harvey consisting of a $2,150,000 security interest in certain real estate, subordinated to the bank's $850,000 security interest in this real estate. In March 1997, the bank sold its interest in Mr. Harvey's note and the related collateral to a private investor. ARTRA retained its $2,150,000 security interest the real estate, subordinated to the noteholder's $850,000 security interest in this real estate.

In conjunction with COMFORCE's October 1995 acquisition of COMFORCE Telecom, ARTRA agreed to assume substantially all pre-existing COMFORCE liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation. Accordingly, at March 27, 1997 and December 26, 1996, respectively, $321,000 and $348,000 of such pre-existing Lori liabilities were classified in ARTRA's consolidated balance sheet at as current liabilities of discontinued operations.

For a discussion of certain other related party debt obligations see Note 6.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



14.      OTHER INFORMATION

Effective January 2, 1997, Bagcraft purchased the business assets, subject to buyer's assumption of certain liabilities, of AB Specialty Holding Company, Inc. ("AB") for consideration consisting of cash of approximately $2.4 million. The purchased assets consisted principally of plant and equipment of approximately $1.3 million and inventory of approximately $1.1 million. The acquisition of AB, funded through borrowings under Bagcraft's Credit Agreement, has been accounted for by the purchase method and, accordingly, the assets and liabilities of AB were included in the Company's financial statements at their estimated fair market value at the date of acquisition. The results of operations of AB are not considered material to the Company's consolidated financial statements. The acquisition of AB is expected to enhance Bagcraft's specialty bag business. At December 26, 1996, other noncurrent assets included a deposit of approximately $1.2 million related to the acquisition of AB.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following discussion supplements the information found in the financial statements and related notes:


         Results of Operations

The Company, through its wholly-owned Bagcraft subsidiary, currently operates in one industry segment as a manufacturer of packaging products principally serving the food industry. Bagcraft sells all of its products directly to its customers. On a very limited basis certain customers may be offered extended payment terms beyond 30 days depending upon prevailing trade practices and financial strength.

The following table presents, as a percentage of net sales, operating expenses and other income (expense) included the Company's earnings (loss) before extraordinary credit for the three month periods ended March 27, 1997 and March 28, 1996.

                                                         Three Months Ended
                                                       -----------------------
                                                       March 26,     March 28,
                                                         1997          1996
                                                       --------      --------

      Net sales                                           100.0%        100.0%
                                                         ------        ------

      Costs and expenses:
         Cost of goods sold, exclusive of
           depreciation and amortization                   78.7%         81.5%
         Selling, general and administrative               13.9%         13.4%
         Depreciation and amortization                      3.7%          3.4%
                                                         ------        ------
                                                           96.3%         98.3%
                                                         ------        ------
      Operating earnings (loss)                             3.7%          1.7%
                                                         ------        ------
      Other income (expense):
         Interest expense                                  -6.4%         -6.1%
         Amortization of debt discount                     -2.4%           -
         Realized gain on disposal of
           available-for-sale securities                     .7%          3.7%
         Other income (expense), net                         .1%          -.5%
                                                         ------        ------
                                                           -8.0%         -2.9%
                                                         ------        ------

      Loss before income taxes,
         minority interest
         and extraordinary credit                          -4.3%         -1.2%
      Provision for income taxes                             .7%           -
      Minority interest                                    -1.3%          1.9%
                                                         ------        ------
      Earnings (loss)
        before extraordinary credit                        -4.9%           .7%
                                                         ======        ======



Three Months Ended March 27, 1997 vs. Three Months Ended March 28, 1996

Net sales of $28,461,000 for the three months ended March 27, 1997 were $59,000, or .2%, higher than net sales for the three months ended March 28, 1996. Incremental 1997 sales attributable to Bagcraft's January 1997 acquisition of the business assets of AB Specialty were principally offset by decreased food service sales. The 1997 decrease in food service sales is attributable to customer deferrals of certain key promotions until the second quarter of 1997.

The Company's cost of sales of $22,394,000 for the three months ended March 27, 1997 decreased $747,000 as compared to the three months ended March 28, 1996. Cost of sales for the three months ended March 28, 1996 was 78.7% of net sales compared to a cost of sales percentage of 81.5% for the three months ended March 28, 1996. The decrease in cost of sales and cost of sales percentage is primarily attributable to improved production efficiencies in 1997.

Selling, general and administrative expenses were $3,949,000 for the three months ended March 27, 1997 as compared to $3,800,000 for the three months ended March 28, 1996. Selling, general and administrative expenses were 13.9% of net sales for the three months ended March 27, 1997 as compared to 13.4% of net sales for the three months ended March 28, 1996. The 1997 increase in selling, general and administrative expenses is primarily attributable to Bagcraft's January 1997 acquisition of the business assets of AB Specialty.

Depreciation and amortization expense was $1,061,000 for the three months ended March 27, 1997 as compared to $976,000 for the three months ended March 28, 1996. Depreciation and amortization expense was 3.7 % of net sales for the three months ended March 27, 1997 as compared to 3.4% of net sales for the three months ended March 28, 1996. The 1997 increase in depreciation and amortization is primarily attributable to Bagcraft's January 1997 acquisition of the business assets of AB Specialty.

The Company had operating earnings in the three months ended March 27, 1997 of $1,057,000 as compared to operating earnings of $485,000 in the three months ended March 28, 1996. The 1997 increase in operating earnings is attributable to improved operating margins as noted above, partially offset by increased selling, general and administrative expenses and increased depreciation and amortization.

Interest expense for the three months ended March 27, 1997 increased $91,000 as compared to the three months ended March 28, 1996. The 1997 increase is principally attributable to overall increase in the level of borrowings, partially offset by lower interest rates attributable to the December 1996 amendment and restatement of Bagcraft's Credit Agreement.

Amortization of debt discount was $675,000 for the three months ended March 27, 1997 as compared to $10,000 for the three months ended March 28, 1996. The 1997 increase is attributable to the December 1996 amendment and restatement of Bagcraft's Credit Agreement.

No income tax benefit was recognized in connection with the Company's 1997 pre-tax loss due to the Company's tax loss carryforwards and the uncertainty of future taxable income. The 1996 extraordinary credit represents a net gain from discharge of indebtedness. No income tax expense is reflected in the Company's financial statements resulting from the 1996 extraordinary due to the utilization of tax loss carryforwards.


Liquidity and Capital Resources

         Cash and Cash Equivalents and Working Capital

Cash and cash equivalents decreased $123,000 during the three months ended March 27, 1997. Cash flows used by operating activities of $1,631,000 and cash flows used by investing activities of $2,139,000 exceeded cash flows from financing activities of $3,647,000. Cash flows used by operating activities were principally attributable to the Company's net loss for the quarter ended March 27, 1997 . Cash flows from investing activities principally represent funds expended to complete Bagcraft's acquisition of the business assets of AB Specialty and capital expenditures. Cash flows from financing activities were principally attributable to a net increase in long-term borrowings.

The Company's consolidated working capital deficiency increased $2,975,000 to $6,367,000 during the three months ended March 27, 1997. The increase in working capital deficiency is principally attributable to unrealized depreciation of available-for-sale securities (COMFORCE common stock), partially offset by a planned inventory build-up and working capital purchased in Bagcraft's January 1997 acquisition of the business assets of AB Specialty.

         Status of Debt Agreements and Operating Plan

At March 27, 1997 the Company's corporate entity was in default of provisions of certain of its credit agreements. Under certain debt agreements ARTRA is limited in the amounts it can withdraw from its Bagcraft operating subsidiary. See Notes 6 and 7 to the Company's condensed consolidated financial statements and discussion below.


         ARTRA Corporate

As of March 27, 1997, the Company's corporate entity had outstanding short-term indebtedness of approximately $18,200,000, of which $3,500,000 was past due.

At December 26, 1996, ARTRA had outstanding borrowings of $3,000,000 from an unaffiliated company currently holding approximately 7% of ARTRA's outstanding common stock. The loans are evidenced by unsecured short-term notes bearing interest at 10%. As additional compensation for the above loans, the lender received five year warrants expiring in 1998 to purchase an aggregate of 86,250 ARTRA common shares at prices ranging from $6.00 to $7.00 per share. The proceeds of this loan were used to pay down various ARTRA short-term loans and other debt obligations. In December 1995 the unaffiliated company received 126,222 shares of ARTRA common in payment of past due interest through October 31, 1995. Interest on the loans has been paid through March, 1997. Payment on the loans was due March 31, 1994, however, the lender has not demanded payment. In February 1997, the lender received a warrant to purchase an additional 100,000 ARTRA common shares at $5.625 per share as consideration for not demanding payment of this obligation. In April 1997, the lender received a warrant to purchase an additional 100,000 ARTRA common shares at $5.00 per share as consideration for not demanding payment of this obligation.

In April 1996, ARTRA commenced a private placement of $7,675,000 of 12% secured promissory notes due April 15, 1997. As additional consideration the noteholders received warrants to purchase an aggregate of 418,750 ARTRA common shares at a price of $6.00 per share. The warrants expire April 15, 1999. The warrantholders have the right to put these warrants back to ARTRA at any time during the period April 15, 1997 to October 15, 1997, at a price of $2.00 per share. The cost of this obligation ($837,500 if all warrants are put back to the Company) is being accrued in the Company's financial statements as a charge to interest expense over the period April 15, 1996 (the commencement date of the private placement) through April 15, 1997 (the maturity date of the notes as well as the date the warrantholders have the right to put their warrants back to ARTRA). These promissory notes are collateralized by ARTRA's interest in all of the common stock of BCA (the parent of Bagcraft). The proceeds from the private placement, completed in July 1996, were used principally to pay down other debt obligations. Through May 6, 1997, the Company has repaid secured promissory notes with an aggregate principal balance of $4,175,000. The note payments were funded with the proceeds of additional short-term borrowings and with funds received from the Company's Bagcraft subsidiary in accordance with a May 1997 amendment to its credit agreement. The maturity date of the remaining unpaid secured promissory notes, with an aggregate principal balance of $3,500,000, has been extended by the noteholders until May 15, 1997. The Company is currently negotiating with several potential lenders to refinance these notes and other ARTRA debt obligations.

On August 15, 1996, ARTRA and its 100% owned Fill-Mor subsidiary entered into a $2,500,000 term loan agreement with a bank. The loan, which provided for interest payable monthly at the bank's reference rate was guaranteed by ARTRA and was collateralized by 1,265,000 shares of COMFORCE common stock. Proceeds of the loan were used for working capital. In March 1997, the loan was repaid with proceeds from other short-term borrowings as discussed below.

In August, 1996, ARTRA borrowed $500,000 from a private investor, evidenced by a short-term note, due December 23, 1996, bearing interest at 10%. The loan was collateralized by 125,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary. As additional compensation for the loan, the private investor received a warrant, expiring in 2001, to purchase 25,000 ARTRA common shares at a price of $5.00 per share. The proceeds of the loan were used for working capital. At the Company's annual meeting of shareholders, held August 29, 1996, the private investor was elected to the Company's board of directors. In December 1996, the loan was extended until April 23, 1997 and the lender received, as additional compensation, a warrant , expiring in 2001, to purchase 25,000 ARTRA common shares at a price of $5.875 per share. In January, 1997, ARTRA borrowed an additional $300,000 from this lender evidenced by an short-term note, due December 23, 1997, bearing interest at 8%. The loan was collateralized by 100,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary. As additional compensation for the loan, the lender received a warrant, expiring in 2002, to purchase 25,000 ARTRA common shares at a price of $5.75 per share. In March 1997, ARTRA borrowed an additional $1,000,000 from this lender evidenced by a short-term note, due May 26, 1997, bearing interest at 12%. The loan was collateralized by 585,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary. As additional compensation, the lender received an option to purchase 25,000 shares of COMFORCE common stock, owned by the Company's Fill-Mor subsidiary, at a price of $4.00 per share. The proceeds from this loan were used in part to repay the ARTRA/Fill-Mor $2,500,000 bank term loan described above. As of March 27, 1997, ARTRA had total outstanding borrowings of $1,800,000 from this lender collateralized by 810,000 shares of COMFORCE common stock.

In April 1997, ARTRA borrowed $5,000,000 from the above director evidenced by a note, due April 20, 1998, bearing interest at 12%. The lender is holding 810,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary as collateral for this loan. As additional compensation, the lender received a warrant to purchase 333,333 ARTRA common shares at a price of $5.00 per share. The warrantholder has the right to put this warrant back to ARTRA at any time during the period April 21, 1998 to April 20, 2000, for a total purchase price of $1,000,000. The cost of this obligation will be accrued in the Company's financial statements as a charge to interest expense over the period April 21, 199 (the date of the loan) through April 21, 1998 (the date the warrantholder has the right to put the warrant back to ARTRA). The proceeds from this loan were used to repay $1,800,000 of borrowings from this lender outstanding at March 27, 1997 and pay down other ARTRA debt obligations.

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

At March 27, 1997, ARTRA was the obligor under two demand notes issued to an unaffiliated company, in the amount of $2,266,000, including accrued interest. The notes were issued in October, 1990 with interest at 15 percent. ARTRA is currently negotiating with the noteholder to extend or refinance this obligation.

At March 27, 1997, ARTRA also had outstanding short-term borrowings from other unrelated parties aggregating approximately $2,400,000, of which $500,000 was past due. The remaining amounts come due at various times in 1997 and 1998. The notes were issued at various times during the period October 1990 to March 1997, with interest rates varying between 8 % and 15%. At March 27, 1997 short-term loans aggregating $800,000 included above were collateralized by 225,000 shares of COMFORCE common stock.

At December 28, 1995, $12,063,000 in ARTRA notes, plus accrued interest and fees, were payable to a bank. The notes provided for interest at the prime rate. In February 1996, a bank agreed to discharge all amounts under its ARTRA notes ($12,063,000 plus accrued interest and fees) and certain obligations of ARTRA's president, Peter R. Harvey for consideration consisting of ARTRA's cash payment of $5,050,000, Mr. Harvey's cash payment of $100,000 and Mr. Harvey's $3,000,000 note payable to the bank (the "Harvey Note"). The bank assigned ARTRA a $2,150,000 interest in the

Harvey Note, subordinated to the bank's $850,000 interest in the Harvey Note, and ARTRA discharged $2,150,000 of Mr. Harvey's prior advances. ARTRA recognized a gain on the discharge of this indebtedness of $9,424,000 ($1.23 per share) in the first quarter of 1996 and recorded a receivable for Mr. Harvey's prorata share ($1,089,000) of the debt discharge funded by the Company. The cash payment due the bank was funded principally with proceeds received from the Bagcraft subsidiary in conjunction with the issuance of BCA (the parent of Bagcraft) preferred stock (see Note 9 to the Company's condensed consolidated financial statements) along with proceeds received from a short-term loan agreement with an unaffiliated company.

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

As discussed in Note 13 to the Company's condensed consolidated financial statements, ARTRA has total advances due from its president, Peter R. Harvey, of which $8,449,000 and $7,998,000, including accrued interest, remained outstanding at March 27, 1997 and December 26, 1996 The advances bear interest at the prime rate plus 2% (10.25% at March 27, 1997 and December 26, 1996). Commencing January 1, 1993 to date, interest on all advances to Peter R. Harvey has been accrued and fully reserved. This receivable from Peter R. Harvey has been classified as a reduction of common shareholders' equity.

In May 1991, ARTRA's Fill-Mor subsidiary made advances to Peter R. Harvey. The advances, made out of a portion of the proceeds of a short-term bank loan, provided for interest at the prime rate plus 2%. In April 1995 advances from ARTRA's Fill-Mor subsidiary to Peter R. Harvey totaling $1,540,000 (including $398,000 of accrued interest) were transferred to ARTRA as a dividend.

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

Such interest is valued by Mr. Harvey at $800,000 to $1,000,000. During 1995, Peter R. Harvey entered into a pledge agreement with ARTRA whereby Mr. Harvey pledged additional collateral consisting of 42,067 shares of ARTRA common stock and 707,281 shares of Pure Tech International, Inc., a publicly traded corporation. Per terms of a February 1996 discharge of bank indebtedness (see
Note 5 to the Company's condensed consolidated financial statements), ARTRA received additional collateral from Mr. Harvey consisting of a $2,150,000 security interest in certain real estate, subordinated to the bank's $850,000 security interest in this real estate. In March 1997, the bank sold its interest in Mr. Harvey's note and the related collateral to a private investor. ARTRA retained its $2,150,000 security interest the real estate, subordinated to the noteholder's $850,000 security interest in this real estate.

ARTRA has entered into various agreements under which it has sold its common shares along with options that require ARTRA to repurchase these shares at the option of the holder, principally one year after the date of each agreement. At March 27, 1997, options were outstanding that, if exercised, would require ARTRA to repurchase 72,984 shares of its common stock for an aggregate amount of $3,073,000. ARTRA does not have available funds to satisfy its obligations if these options were exercised. However the holders of redeemable common stock have the option to sell their shares in the market subject to the limitations of Securities Act Rule 144. At its discretion and subject to its financial ability, ARTRA could reimburse the optionholders for any short-fall resulting from such sale.

As discussed in Note 9 to the condensed consolidated financial statements, ARTRA, Bagcraft and Bagcraft's parent BCA have various redeemable preferred stock issues with an aggregate carrying value of $20,298,000 at March 27, 1997. Redeemable preferred stock issues with an aggregate carrying value of $11,403,000 at March 27, 1997, mature in 1997. The Bagcraft redeemable preferred stock, with a carrying value of $2,036,000 at March 27, 1997, is payable in June 1997. Bagcraft anticipates it will fund this payment with funds available under its revolving credit loan. The BCA Series B redeemable preferred stock, with a carrying value of $9,367,000 at March 27, 1997, is also payable in June 1997. ARTRA does not have available funds to satisfy this obligation. The Company is currently negotiating with the redeemable preferred shareholders to restructure or extend the maturity date of this obligation beyond 1997.

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


         Bagcraft

Bagcraft entered into a credit agreement, dated as of December 17, 1993 (the "Credit Agreement") that initially provided for a revolving credit loan with interest at the lender's index rate plus 1.5% and two separate term loans. The term loans were separate facilities initially totaling $12,000,000 (Term Loan A) and $8,000,000 (Term Loan B), bearing interest at the lender's index rate plus 1.75% and 3%, respectively. The Credit Agreement, as amended, had been extended to mature on September 30, 1997.

In December 1996, the Credit Agreement was amended and restated whereby, among other things, the maturity date of the Credit Agreement was extended to September 30, 2002 and certain loan covenants were amended. Term Loan A and Term Loan B, as previously defined in the Credit Agreement were consolidated into a new $20,000,000 term loan with interest at the lender's index rate plus .25% (8.5% at March 27, 1997 and December 26, 1996). Principal payments under the term loan were modified to provide for annual principal payments (payable in quarterly installments) in the amount of $2,000,000 in 1997 through 1999; $3,000,000 in 2000 and 2001; and $8,000,000 in 2002. The amended and restated
Credit Agreement reduced the interest on the revolving credit loan to the lender's index rate and also provided for a $3,00,000 capital expenditures line of credit with interest at the lender's index rate plus .25%.

The amount available to Bagcraft under the revolving credit loan is subject to a borrowing base, as defined in the Credit Agreement, up to a maximum of $18,000,000. At March 27, 1997 and December 26, 1996, approximately $4,700,000 and $6,200,000, respectively, was available and unused by Bagcraft under the revolving credit loan. Borrowings under the revolving credit loan are payable upon maturity of the Credit Agreement, unless accelerated under terms of the Credit Agreement. At March 27, 1997 and December 26, 1996, the interest rate on the revolving credit loan was 8.25%.

Borrowings under the Credit Agreement are collateralized by the common stock and substantially all of the assets of Bagcraft. The Credit Agreement, as amended, contains various restrictive covenants, that among other restrictions, require Bagcraft to maintain minimum levels of tangible net worth and liquidity levels, and limit future capital expenditures and restricts additional loans, dividend payments and payments to related parties. In addition, the Credit Agreement prohibits changes in ownership of Bagcraft. At March 27, 1997 Bagcraft was in compliance with the provisions of its Credit Agreement.

Effective May 5, 1997, the Credit Agreement was amended to provide for a $3,000,000 term loan (Term Loan B) with interest at the lender's index rate plus
 .75%. Term Loan B is payable on May 8, 1998, unless accelerated under terms of the Credit Agreement. The proceeds of Term Loan B were advanced to ARTRA under terms of an intercompany note payable to Bagcraft on May 8, 1998. ARTRA used the proceeds of this loan to repay certain ARTRA debt obligations.

As additional compensation for borrowings under the Credit Agreement, in December 1993, the lender received a detachable warrant ("Warrant"), expiring in December 1998, allowing the holder to purchase up to 10% of the fully diluted common equity of Bagcraft at a nominal value. Under certain conditions Bagcraft is required to repurchase the Warrant from the lender. The determination of the repurchase price of the Warrant is to be based on the Warrant's pro rata share of the highest of book value, appraised value or market value of Bagcraft. In connection with the February 1, 1996 amendment to the Credit Agreement, the warrant agreement was amended to permit the holder to purchase 13% of the fully diluted common equity of Bagcraft at the original nominal purchase price and to extend the expiration date to December 17, 1999. In January 1997, in accordance with the December 1996 amendment to the Credit Agreement, Bagcraft repurchased 50% of the Warrant (6.5% of the fully diluted common equity of Bagcraft) for $1,500,000. Bagcraft can repurchase the remaining 50% of the Warrant on or after December 17, 1997 for an amount based upon the Warrant's pro rata share of the highest of book value, appraised value or market value of Bagcraft as noted above. In accordance with the May 5, 1997 amendment to the Credit Agreement the Warrant was amended. In the event there is a change in Bagcraft's ownership through May 30, 1998, the lender is entitled to receive an amount equal to 6.5% of the fully diluted common equity of Bagcraft, based upon the fair value of Bagcraft at the date of a change of ownership, less the $1,500,000 the lender received in January 1997 when Bagcraft repurchased 50% of the Warrant.

In March, 1994 Bagcraft and the City of Baxter Springs, Kansas completed a $12,500,000 financing package associated with the construction of a new 265,000 sq. ft. production facility in Baxter Springs, Kansas. The financing package, funded by a combination of Federal, state and local funds, consists of the following loan agreements payable by Bagcraft directly to the City of Baxter
Springs:

          A $7,000,000 promissory note payable in ten installments of $700,000 due annually on July 21 of each year beginning in 1995 through maturity on July 21, 2004. Interest, at varying rates from 4.6% to 6.6%, is payable semi-annually. At March 27, 1997 and December 26, 1996, Bagcraft had outstanding borrowings of $5,600,000 under this loan agreement.

          A  $5,000,000   subordinated   promissory  note  payable  as  follows:
          $2,425,000 due in 1998;  and $2,425,000 due in 1999. The  subordinated promissory note is non-interest bearing, subject to certain repayment provisions as defined in the agreement (as amended). At March 27, 1997 and December 26, 1996, Bagcraft had outstanding borrowings of $4,850,000 under this loan agreement.

          Two separate $250,000 subordinated promissory notes payable in varying installments through January 20, 2025. The subordinated promissory notes are non-interest bearing, subject to certain repayment provisions as defined in the agreement. At March 27, 1997 and December 26, 1996, Bagcraft had outstanding borrowings of $228,000 and $231,000, respectively, under this loan agreement.

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

As discussed in Note 14 to the condensed consolidated financial statements effective January 2, 1997, Bagcraft completed the purchase of the business assets, subject to buyer's assumption of certain liabilities, of AB Specialty Holding Company, Inc. ("AB"). The consideration consisted of cash of approximately $2.4 million, funded through borrowings under Bagcraft's Credit Agreement, of which approximately $1.2 million was paid as a deposit in December 1996. The acquisition of AB, is expected to enhance Bagcraft's specialty bag business.

The common stock and virtually all the assets of the Company and its Bagcraft subsidiary have been pledged as collateral for borrowings under various loan agreements. Under certain debt agreements the Company is limited in the amounts it can withdraw from its operating subsidiaries.



         Investment In COMFORCE Corporation

ARTRA, along with its wholly owned Fill-Mor subsidiary, owns a significant minority interest in COMFORCE, consisting of 1,744,703 shares or approximately 14% of the outstanding common stock of COMFORCE as of March 27, 1997 with an aggregate value as of that date of $14,612,000.

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

There can be no assurance that the Securities and Exchange Commission would concur with the Company's position. Notwithstanding this, ARTRA does not believe that its ability to sell COMFORCE shares, or eventually to realize on the value of its COMFORCE shares, will be affected in a material adverse way, although it may not be able to sell its COMFORCE shares as quickly as it could if it were to use Rule 144(k), and in any event, an attempt to sell a large number of its COMFORCE shares over a limited period could be expected to result in a reduction in the value of such shares. Effective December 19, 1996, ARTRA and COMFORCE entered into a Settlement Agreement pursuant to which COMFORCE agreed to include in a proposed underwritten public offering 380,000 shares of COMFORCE common stock held by ARTRA and its Fill-Mor subsidiary and ARTRA agreed to a Lock-up agreement which limits its ability to sell its remaining COMFORCE common shares for a period of 360 days after the effective date of COMFORCE's proposed underwritten public offering. COMFORCE did not retain an underwriter for the proposed underwritten public offering and, accordingly, effective April 30, 1997 ARTRA was released from the provisions of the Lock-up Agreement.

The Company's operating plan for fiscal year 1997 anticipates the sale of these marketable securities, with proceeds to be used principally to pay down Corporate debt obligations and fund working capital requirements.

In January 1996, the Company's Board of Directors approved the sale of 200,000 of ARTRA's COMFORCE common shares to certain officers, directors and key employees of ARTRA for non-interest bearing notes totaling $400,000. The notes, collateralized by the 200,000 COMFORCE common shares sold, are not payable until the earlier of the registration of these shares under the Securities Act of 1993 or the expiration of the applicable resale waiting period under Securities Act Rule 144. Additionally, the noteholders have the right to put their COMFORCE shares back to ARTRA in full payment of the balance of their notes. Based upon the preceding factors, the Company has concluded that, for reporting purposes, it has effectively sold options to certain officers, directors and key employees to acquire 200,000 of ARTRA's COMFORCE common shares. Accordingly, these 200,000 COMFORCE common shares have been removed from the Company's portfolio of "Available-for-sale securities" and are classified in the Company's consolidated balance sheet at December 26, 1996 as other receivables with an aggregate value of $400,000, based upon the value of proceeds to be received upon future exercise of the options. The disposition of these 200,000 COMFORCE common shares will result in a gain which has been deferred and will not be recognized in the Company's financial statements until the options to purchase these 200,000 COMFORCE common shares are exercised. As of March 27, 1997, no options to acquire any of the 200,000 COMFORCE common shares had been exercised.

In March 1997, a lender received 25,000 COMFORCE common shares held by ARTRA as additional consideration for a short-term loan. The disposition of these 25,000 COMFORCE common shares resulted in a realized gain of $213,000, with cost determined by average cost.

As additional consideration for a February 1996 short-term loan, the lender received 25,000 COMFORCE common shares held by ARTRA. In March 1996, ARTRA sold 93,000 COMFORCE shares in the market, with the proceeds of approximately $630,000 used for working capital. The disposition of these 118,000 COMFORCE common shares during the quarter ended March 28, 1996 resulted in realized gains of $1,043,000, with cost determined by average cost.

At March 27, 1997 ARTRA's remaining investment in COMFORCE (1,744,703 shares, currently a common stock ownership interest of approximately 14%) was classified in the Company's consolidated balance sheet in current assets as "Available-for-sale securities." At March 27, 1997 the gross unrealized gain relating to ARTRA's investment in COMFORCE, reflected as a separate component of shareholders' equity, was $17,722,000.

         Litigation

The Company and its subsidiaries are the defendants in various business-related litigation and environmental matters. See Note 12 to the Company's condensed consolidated financial statements. At December 26, 1996 and December 28, 1995, the Company had accrued $2,000,000 and $1,900,000 respectively, for potential business-related litigation and environmental liabilities. However, as discussed above ARTRA may not have available funds to pay liabilities arising out of these business-related litigation and environmental matters or, in certain instances, to provide for its legal defense. ARTRA could suffer severe adverse consequences in the event of an unfavorable judgment in any of these matters.


         Net Operating Loss Carryforwards

At March 27, 1997, the Company and its subsidiaries had Federal income tax loss carryforwards of approximately $36,000,000, expiring principally in 2002 - 2010, available to be applied against future taxable income, if any. In recent years, the Company has issued shares of its common stock to repay various debt obligations, as consideration for acquisitions, to fund working capital obligations and as consideration for various other transactions. Section 382 of the Internal Revenue Code of 1986 limits a corporation's utilization of its Federal income tax loss carryforwards when certain changes in the ownership of a corporation's common stock occurs. In the opinion of management, the Company is not currently subject to such limitations regarding the utilization of its Federal income tax loss carryforwards. Should the Company continue to issue a significant number of shares of its common stock, it could trigger a limitation that would prevent it from utilizing a substantial portion of its Federal income tax loss carryforwards.


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

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

         The information required by Part II, Item 1 of Form 10-Q is hereby incorporated by reference to Note 12 to the Company's condensed consolidated financial statements for the quarter ended March 27, 1997 included in Part I, Item 1 of this Form 10-Q.


Item 6.  Exhibits and Reports On Form 8-K


                  (a)      Exhibits:


                   EXHIBIT  10      Material contracts

                          10.1 TERM PROMISSORY NOTE , dated as of April 21, 1997, between ARTRA GROUP Incorporated and Howard R. Conant.

                          10.2 AMENDED AND RESTATED STOCK PLEDGE AGREEMENT, dated as of April 21, 1997, between Fill-Mor Holding, Inc., a wholly-owned subsidiary of ARTRA GROUP Incorporated and Howard R. Conant.

                          10.3 WARRANT TO PURCHASE COMMON STOCK of ARTRA GROUP Incorporated, dated April 21, 1997, issued to Howard R. Conant.

                          10.4 FIRST AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT, dated as of May 5, 1997, by and between BAGCRAFT CORPORATION OF AMERICA, as Borrower and GENERAL ELECTRIC CAPITAL CORPORATION, as Agent and as Lender.

                          10.5 SECOND AMENDMENT TO WARRANT dated as of May 5, 1997, by and between BAGCRAFT CORPORATION OF AMERICA and GENERAL ELECTRIC CAPITAL CORPORATION.


                   EXHIBIT 11

                   Computation of earnings per share and equivalent share of common stock for the three months ended March 27, 1997 and March 28, 1996.



                  (b)      Reports on Form 8-K:

                   None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.






                                         ARTRA GROUP INCORPORATED
                                         ------------------------
                                               Registrant







Dated:   May 8, 1997                         JAMES D. DOERING
--------------------             ------------------------------------------
                                 Vice President and Chief Financial Officer