Form 10-Q
period 1997-06-26
ARTRA GROUP INC
filed 1997-08-15
CIK 200243

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 26, 1997

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

                                    Yes X    No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at July 31, 1997
  -------------------------------             ------------------------------
  Common stock, without par value                       7,932,912

                            ARTRA GROUP INCORPORATED

                                      INDEX



                                                                         Page
                                                                        Number
                                                                        ------

PART I    FINANCIAL INFORMATION

 Item 1.  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets
               June 26, 1997 and December 26, 1996                         2

           Condensed Consolidated Statements of Operations
               Three Months and Six Months Ended
               Ended June 26, 1997 and June 27, 1996                       4

           Condensed Consolidated Statement of Changes
               in Shareholders' Equity (Deficit)
               Six Months Ended June 26, 1997                              5

           Condensed Consolidated Statements of Cash Flows
               Six Months Ended June 26, 1997
               and June 27, 1996                                           6

           Notes to Condensed Consolidated Financial Statements            7


 Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations              25



PART II    OTHER INFORMATION


 Item 1.   LegalProceedings                                               38

 Item 6.   Exhibits and Reports on Form 8-K                               38



SIGNATURES                                                                39

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited in thousands)




                                                        June 26,   December 26,
                                                          1997          1996
                                                      -----------   -----------

          ASSETS
Current assets:
   Cash and equivalents                                      $226          $171
   Receivables, less allowance for doubtful
        accounts of $205 in 1997 and $512 in 1996          10,589         8,267
   Inventories                                             18,241        14,967
   Available-for-sale securities                           10,438        22,564
   Other                                                    2,777           931
                                                      -----------   -----------
               Total current assets                        42,271        46,900
                                                      -----------   -----------


Property, plant and equipment                              48,305        45,414
Less accumulated depreciation and amortization             22,469        20,480
                                                      -----------   -----------
                                                           25,836        24,934
                                                      -----------   -----------

Other assets:
   Excess of cost over net assets acquired,
      net of accumulated amortization of
      $2,235 in 1997 and $2,083 in 1996                     2,702         2,995
   Other                                                    1,795         2,550
                                                      -----------   -----------
                                                            4,497         5,545
                                                      -----------   -----------
                                                          $72,604       $77,379
                                                      ===========   ===========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited in thousands)


                                                        June 26,   December 26,
                                                          1997          1996
                                                      -----------   -----------

          LIABILITIES
Current liabilities:
   Notes payable, including amounts
      due to related parties of
      $6,300  in 1997 and $3,600 in 1996                  $15,233       $18,631
   Current maturities of long-term debt                    10,137         2,712
   Accounts payable                                         7,983         5,129
   Accrued expenses                                        11,354        10,394
   Income taxes                                               205           478
   Bagcraft detachable put warrant                             -          1,500
   Redeemable preferred stock                              11,707        11,100
   Liabilities of discontinued operations                     271           348
                                                      -----------   -----------
               Total current liabilities                   56,890        50,292
                                                      -----------   -----------

Long-term debt                                             34,528        34,207
Bagcraft detachable put warrant                             4,358         1,450
Other noncurrent liabilities                                1,940           685
Commitments and contingencies

Redeemable common stock,
   issued 72,984 shares in 1997
   and 98,734 shares in 1996                                3,175         3,657

Redeemable preferred stock                                  9,124         8,678


          SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, no par value;
   authorized 20,000,000 shares;
   issued 7,820,064 shares in 1997
   and 7,624,766 shares in 1996                             5,920         5,793
Additional paid-in capital                                 41,155        40,211
Unrealized appreciation of investments                     13,539        25,719
Receivable from related party,
   including accrued interest                              (6,806)       (6,468)
Accumulated deficit                                       (91,167)      (86,793)
                                                      -----------   -----------
                                                          (37,359)      (21,538)
Less treasury stock, 7,628 shares, at cost                     52            52
                                                      -----------   -----------
                                                          (37,411)      (21,590)
                                                      -----------   -----------
                                                          $72,604       $77,379
                                                      ===========   ===========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited in thousands, except per share data)





                                                               Three Months Ended           Six Months Ended
                                                            -----------------------     -----------------------
                                                              June 26,     June 27,       June 26,     June 27,
                                                                1997         1996           1997         1996
                                                            ----------    ---------     ----------   ----------

Net sales                                                     $31,813      $32,363        $60,274      $60,765
                                                            ----------    ---------     ----------   ----------

Costs and expenses:
   Cost of goods sold, exclusive of
      depreciation and amortization                            25,719       25,715         48,113       48,856
   Selling, general and administrative                          4,083        4,172          8,032        7,972
   Depreciation and amortization                                1,091          983          2,152        1,959
                                                            ----------    ---------     ----------   ----------
                                                               30,893       30,870         58,297       58,787
                                                            ----------    ---------     ----------   ----------

Operating earnings                                                920        1,493          1,977        1,978
                                                            ----------    ---------     ----------   ----------

Other income (expense):
   Interest expense                                            (2,315)      (1,667)        (4,143)      (3,404)
   Amortization of debt discount                                 (676)         (70)        (1,351)         (80)
   Realized gain on disposal of
      available-for-sale securities                                42        3,452            255        4,495
   Other income (expense), net                                    141          (79)           178         (210)
                                                            ----------    ---------     ----------   ----------
                                                               (2,808)       1,636         (5,061)         801
                                                            ----------    ---------     ----------   ----------

Earnings (loss) before income taxes,
    minority interest and extraordinary credit                 (1,888)       3,129         (3,084)       2,779
Provision for income taxes                                       (242)         (50)           (41)         (50)
Minority interest                                                (359)        (363)          (717)         190
                                                            ----------    ---------     ----------   ----------
Earnings (loss) before extraordinary credit                    (2,489)       2,716         (3,842)       2,919
Extraordinary credit, net discharge of indebtedness                                                      9,424
                                                            ----------    ---------     ----------   ----------
Net earnings (loss)                                            (2,489)       2,716         (3,842)      12,343
Dividends applicable to redeemable preferred stock               (174)        (158)          (336)        (306)
Reduction of retained earnings applicable
    to redeemable common stock                                   (101)        (119)          (196)        (205)
                                                            ----------    ---------     ----------   ----------
Earnings (loss) applicable to common shares                   ($2,764)      $2,439        ($4,374)     $11,832
                                                            ==========    =========     ==========   ==========

Earnings (loss) per share:
   Earnings (loss) before extraordinary credit                  ($0.35)       $0.29         ($0.56)       $0.28
   Extraordinary credit                                            -            -              -           1.23
                                                            ----------    ---------     ----------   ----------
   Net earnings (loss)                                          ($0.35)       $0.29         ($0.56)       $1.51
                                                            ==========    =========     ==========   ==========

Weighted average number of shares of common stock and
   common stock equivalents outstanding                          7,885        8,003          7,859        7,834
                                                            ==========    =========     ==========   ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                   (Unaudited in thousands, except share data)




                                                                   Unrealized  Receivable                                 Total
                                       Common Stock    Additional Appreciation    From                 Treasury Stock  Shareholders'
                                    ------------------   Paid-in       of        Related  Accumulated  --------------     Equity
                                      Shares   Dollars   Capital   Investments    Party     (Deficit)  Shares Dollars    (Deficit)
                                    ---------- -------   -------   ----------   --------  -----------  ------ -------   ----------

Balance at December 26, 1996         7,624,766  $5,793   $40,211     $25,719     ($6,468)    ($86,793)  7,628    ($52)    ($21,590)
 Net earnings                                -       -         -           -           -       (3,842)      -       -       (3,842)
 Common stock issued
  to pay liabilities                    39,955      30       184           -           -            -       -       -          214
 Increase in receivable
  from related party,
  including accrued interest                 -       -         -           -        (338)           -       -       -         (338)
 Decrease in unrealized
  appreciation of investments                -       -         -     (12,180)          -            -       -       -      (12,180)
 Exercise of stock options
   and warrants                         39,800      30       148           -           -            -       -       -          178
 Redeemable common stock
  obligation paid by the issuance
  of additional common shares          115,543      67       612           -           -            -       -       -          679
 Redeemable common
  stock accretion                            -       -         -           -           -         (196)      -       -         (196)
 Redeemable preferred
  stock dividends                            -       -         -           -           -         (336)      -       -         (336)
                                    ---------- -------   -------   ---------    --------     --------  ------   -----   ----------
Balance at June 26, 1997             7,820,064  $5,920   $41,155     $13,539     ($6,806)    ($91,167)  7,628    ($52)    ($37,411)
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

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited in thousands)




                                                            Six Months Ended
                                                          ---------------------
                                                           June 26,     June 27,
                                                             1997         1996
                                                          --------     --------

Net cash flows used by operating activities               ($ 1,980)    ($ 1,971)
                                                          --------     --------

Cash flows from investing activities:
   Additions to property, plant and equipment               (1,636)      (1,275)
   Acquisition of AB Specialty, net of deposit              (1,131)        --
   Proceeds from sale of COMFORCE common stock                  33        3,717
   Proceeds from collection of Welch notes                    --            342
   Decrease in unexpended plant construction funds            --            552
   Other                                                      --             89
                                                          --------     --------
Net cash flows from (used by) investing activities          (2,734)       3,425
                                                          --------     --------

Cash flows from financing activities:
   Net decrease in short-term debt                          (3,245)      (4,060)
   Proceeds from long-term borrowings                       70,915       67,753
   Reduction of long-term debt                             (61,612)     (66,676)
   Redemption of detachable put warrants                    (1,600)        --
   Exercise stock options and warrants                         178          169
   Other                                                       133         --
                                                          --------     --------
Net cash flows from (used by) financing activities           4,769       (2,814)
                                                          --------     --------

Increase (decrease) in cash and cash equivalents                55       (1,360)
Cash and equivalents, beginning of period                      171        2,347
                                                          --------     --------
Cash and equivalents, end of period                       $    226     $    987
                                                          ========     ========



Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                                $3,407     $  2,579
    Income taxes paid, net                                     175            8


Supplemental schedule of noncash investing
  and financing activities:
    BCA Holdings redeemable preferred stock
      issued in exchange for Bagcraft
      redeemable preferred stock                              --          8,135
    Issue common stock to pay down liabilities                 214          848
    Issue common stock to pay redeemable
      common stock put obligation                              679         --




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

The Company's condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position as of June 26, 1997, and the results of operations and changes in cash flows for the three and six month periods ended June 26, 1997 and June 27, 1996. In recent years, the Company has suffered recurring losses from operations and has a net capital deficiency. As a result of these factors, the Company has experienced difficulty in obtaining adequate financing to replace certain credit arrangements and to fund its debt service and liquidity requirements in 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 6, Notes Payable, and Note 7, Long-Term Debt, for further discussion of the status of credit arrangements and restrictions on the ability of operating subsidiaries to fund ARTRA corporate obligations. Due to its limited ability to receive operating funds from its subsidiaries, ARTRA has historically met its operating expenditures with funds generated by alternative sources, such as private placements of ARTRA common stock and notes, sales of ARTRA common stock with put options, loans from officers/directors and private investors, as well as through sales of assets and/or other equity infusions. ARTRA plans to continue to seek such alternative sources of funds to meet its future operating expenditures.

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


2.       CONCENTRATION OF RISK

The accounts receivable of the Company's Bagcraft subsidiary at June 26, 1997 consist primarily of amounts due from companies in the food industry. As a result, the collectibility of these receivables is dependent, to an extent, upon the economic condition and financial stability of the food industry. Credit risk is minimized as a result of the large number and diverse nature of Bagcraft's customer base. Bagcraft's major customers include some of the largest companies in the food industry. At June 26, 1997, Bagcraft had 10 customers with accounts receivable balances that aggregated approximately 39% of the Company's total trade accounts receivable. In fiscal year 1996 no single customer accounted for 10% or more of Bagcraft's sales.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



3.       INVENTORIES

Inventories  (in  thousands) consist of:

                                                   June 26,  December 26,
                                                     1997        1996
                                                   -------     -------

          Raw materials and supplies               $ 6,298     $ 5,582
          Work in process                              318         287
          Finished goods                            11,625       9,098
                                                   -------     -------
                                                   $18,241     $14,967
                                                   =======     =======


4.            INVESTMENT IN COMFORCE CORPORATION

At June 26, 1997 ARTRA's investment in COMFORCE Corporation ("COMFORCE", formerly the Lori Corporation, "Lori"), 1,739,703 shares held by the Company and its Fill-Mor Holding, Inc. ("Fill-Mor") subsidiary, represented approximately 13% of COMFORCE's outstanding common shares. The investment in COMFORCE common stock is accounted for under the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Under this statement ARTRA's investment in COMFORCE is classified as available for sale securities and is stated at fair value. The Company's operating plan for the remainder of fiscal year 1997 anticipates the sale of these marketable securities, with proceeds to be used principally to pay down Corporate debt obligations and fund working capital requirements. Accordingly, ARTRA's investment in COMFORCE common stock is classified in the Company's condensed consolidated balance as a current asset. At June 26, 1997 the gross unrealized gain relating to ARTRA's investment in COMFORCE, reflected as a separate component of shareholders' equity, was $13,539,000.

At June 26, 1997, 700,00 shares of COMFORCE common stock owned by the Company and its Fill-Mor subsidiary have been pledged as collateral for various debt obligations. Additionally, the Company and a lender are currently negotiating the form of collateral for certain promissory notes issued in June 1997 with an aggregate principal amount of $2,950,000. The collateral is anticipated to be substantially all of it the Company's otherwise unencumbered COMFORCE common shares (approximately 1,000,000 shares).

In conjunction with COMFORCE's 1995 acquisition of its COMFORCE Telecom acquisition, ARTRA entered into an Assumption Agreement whereby it agreed to assume substantially all pre-existing Lori liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation. Accordingly, at June 26, 1997 and December 26, 1996, $271,000 and $348,000, respectively, of such pre-existing Lori liabilities were classified in ARTRA's consolidated balance as current liabilities of discontinued operations. ARTRA has deposited 125,000 shares of its COMFORCE common stock into an escrow account to collateralize its remaining obligations under the Assumption Agreement.

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

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



          In June 1997, ARTRA sold 5,000 COMFORCE shares in the market for proceeds of approximately $33,000. The disposition of these 5,000 COMFORCE shares during the quarter ended June 26, 1997 resulted in a realized gain of $42,000, with cost determined by average cost.

In March 1997, a lender received 25,000 COMFORCE common shares held by ARTRA as additional consideration for a short-term loan. The disposition of these 25,000 COMFORCE common shares resulted in a realized gain of $213,000, with cost determined by average cost.

In January 1996, the Company's Board of Directors approved the sale of 200,000 of ARTRA's COMFORCE common shares to certain officers, directors and key employees of ARTRA for non-interest bearing notes totaling $400,000. The notes, collateralized by the 200,000 COMFORCE common shares sold, are not payable until the earlier of the registration of these shares under the Securities Act of 1993 or the expiration of the applicable resale waiting period under Securities Act Rule 144. Additionally, the noteholders have the right to put their COMFORCE shares back to ARTRA in full payment of the balance of their notes. Based upon the preceding factors, the Company has concluded that, for reporting purposes, it has effectively sold options to certain officers, directors and key employees to acquire 200,000 of ARTRA's COMFORCE common shares. Accordingly, these 200,000 COMFORCE common shares have been removed from the Company's portfolio of "Available-for-sale securities" and are classified in the Company's condensed consolidated balance sheet at June 26, 1997 and December 26, 1996 as other receivables with an aggregate value of $400,000, based upon the value of proceeds to be received upon future exercise of the options. The disposition of these 200,000 COMFORCE common shares resulted in a gain which has been deferred and will not be recognized in the Company's financial statements until the options to purchase these 200,000 COMFORCE common shares are exercised. As of June 26, 1997, no options to acquire any of the 200,000 COMFORCE common shares had been exercised.

As additional consideration for a February 1996 short-term loan a lender received 25,000 COMFORCE common shares held by ARTRA. In March 1996, ARTRA sold 93,000 COMFORCE shares in the market, with the proceeds of approximately $630,000 used for working capital. The disposition of these 118,000 COMFORCE shares during the quarter ended March 28, 1996 resulted in realized gains of $1,043,000, with cost determined by average cost.

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
                                                                  ========




6.       NOTES PAYABLE

Notes payable (in thousands) consist of:
                                                          June 26,  December 26,
                                                            1997        1996
                                                          -------     -------

          ARTRA 12% secured promissory notes -
               1997 private placement                     $ 4,950

          ARTRA 12% secured promissory notes -
               1996 private placement                                 $ 7,675

          Amounts due to related parties,
               interest principally at 10%                  6,300       3,600

          ARTRA bank notes payable,
          interest at the lender's index rate                --         2,500

          Other, interest from 10% to 20%                   3,983       4,856
                                                          -------     -------
                                                          $15,233     $18,631
                                                          =======     =======

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



         Secured Promissory Notes

         1997 Private Placements

In June 1997, ARTRA completed private placements of $4,950,000 of 12% secured promissory notes due in December 1997. As additional consideration the noteholders received warrants to purchase an aggregate of 227,500 ARTRA common shares at a price of $5.00 per share. The warrants expire in June 1999. The warrantholders have the right to put these warrants back to ARTRA at any time during a six month period commencing in December 1997, at a price of $2.00 per share. The cost of this obligation ($455,000 if all warrants are put back to the Company) is being accrued in the Company's financial statements as a charge to interest expense over the period June 1997 (the commencement date of the private placement) through December 1997 (the maturity date of the notes). The proceeds from the private placement were used principally to pay down other debt obligations. The secured promissory notes are collateralized principally as follows:

         Promissory notes with an aggregate principal amount of $2,000,000 are collateralized by a 25% interest in the common stock of ARTRA's BCA subsidiary (the parent of Bagcraft).

         The Company and the lender are currently negotiating the form of collateral for certain promissory notes with an aggregate principal amount of $2,950,000, which is anticipated to be substantially all of the Company's otherwise unencumbered COMFORCE common shares (approximately 1,000,000 shares).


In July 1997, ARTRA completed private placements of $7,475,000 of 12% secured promissory notes due in January 1998. As additional consideration the noteholders received warrants to purchase an aggregate of 199,311 ARTRA common shares at a price of $4.50 per share. The warrants expire in July 1998. The warrantholders have the right to put these warrants back to ARTRA at any time during a six month commencing on the earlier of the date the principal amount of the notes are paid or the maturity date of the notes, at a price of $3.00 per share. The cost of this obligation ($598,000 if all warrants are put back to the Company) will be accrued in the Company's financial statements as a charge to interest expense over the period July 1997 (the date of the private placement) through January (the scheduled maturity date of the notes). In the event of a default, as defined in the note agreements, the secured promissory notes will bear interest at 37%. The proceeds from the private placement were used principally to pay down other debt obligations. The secured promissory notes are collateralized principally as follows:

         A $4,000,000 note is collateralized by 575,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary and a secondary interest in the common stock of ARTRA's BCA subsidiary (the parent of Bagcraft).

         Promissory notes with an aggregate principal amount of $3,475,000 are collateralized by 652.285 shares of ARTRA redeemable preferred stock (a 17.4% interest), 1,784.02 shares of BCA Series A redeemable preferred stock (a 48.5% interest) and 6,488.8 shares of BCA Series B redeemable preferred stock (a 79.8% interest).


The proceeds from the July 1997 private placement were advanced to Peter R. Harvey as discussed in Note 13.


         1996 Private Placement

In April 1996, ARTRA commenced a private placement of $7,675,000 of 12% secured promissory notes due April 15, 1997. As additional consideration the noteholders received warrants to purchase an aggregate of 418,750 ARTRA common shares at a price of $6.00 per share. The warrants expire April 15, 1999. The warrantholders have the right to put these warrants back to ARTRA at any time during the period April 15, 1997 to October 15, 1998, at a price of $2.00 per share. The cost of this obligation ($837,500 if all warrants are put back to the Company) was accrued in the Company's financial

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



statements as a charge to interest expense over the period April 15, 1996 (the commencement date of the private placement) through April 15, 1997 (the maturity date of the notes as well as the date the warrantholders have the right to put their warrants back to ARTRA). These promissory notes were collateralized by ARTRA's interest in all of the common stock of BCA (the parent of Bagcraft). The proceeds from the private placement, completed in July 1996, were used principally to pay down other debt obligations. During the second quarter of 1997, the Company repaid these secured promissory notes with the proceeds of additional short-term borrowings and with funds received from the Company's Bagcraft subsidiary in accordance with a May 1997 amendment to its credit agreement (see Note 7).


         Amounts Due To Related Parties

At December 26, 1996, ARTRA had outstanding borrowings of $3,000,000 from an unaffiliated company currently holding approximately 7% of ARTRA's outstanding common stock. The loans are evidenced by unsecured short-term notes bearing interest at 10%. As additional compensation for the above loans, the lender received five year warrants expiring in 1998 to purchase an aggregate of 86,250 ARTRA common shares at prices ranging from $6.00 to $7.00 per share. The proceeds of this loan were used to pay down various ARTRA short-term loans and other debt obligations. In December 1995 the unaffiliated company received 126,222 shares of ARTRA common in payment of past due interest through October 31, 1995. Interest on the loans has been paid through March, 1997. Payment on the loans was due March 31, 1994, however, the lender has not demanded payment. In February 1997, the lender received a warrant to purchase an additional 100,000 ARTRA common shares at $5.625 per share as consideration for not demanding payment of this obligation. In April 1997, the lender received a warrant to purchase an additional 100,000 ARTRA common shares at $5.00 per share as consideration for not demanding payment of this obligation. In June 1997 outstanding borrowings to the unaffiliated company were reduced to $300,000 with the proceeds from other short-term borrowings. In July 1997 ARTRA repaid all remaining obligations under these loans.

At December 26, 1996, ARTRA outstanding borrowings of $500,000 from an outside director of the Company evidenced by a short-term note bearing interest at 10%. The loan was collateralized by 125,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary. As additional compensation for the loan and a December 1996 extension, the director received five year warrants to purchase an aggregate of 50,000 ARTRA common shares at a prices ranging from $5.00 to $5.875 per share. The proceeds of the loan were used for working capital.

In January 1997, ARTRA borrowed an additional $300,000 from this lender evidenced by an short-term note, due December 23, 1997, bearing interest at 8%. The loan was collateralized by 100,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary. As additional compensation for the loan, the lender received a warrant, expiring in 2002, to purchase 25,000 ARTRA common shares at a price of $5.75 per share.

In March 1997, ARTRA borrowed an additional $1,000,000 from this lender evidenced by a short-term note, due May 26, 1997, bearing interest at 12%. The loan was collateralized by 585,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary. As additional compensation, the lender received an option to purchase 25,000 shares of COMFORCE common stock, owned by the Company's Fill-Mor subsidiary, at a price of $4.00 per share. The proceeds from this loan were used in part to repay the ARTRA/Fill-Mor $2,500,000 bank term loan described below.

In April 1997, ARTRA borrowed $5,000,000 from the above director evidenced by a note, due April 20, 1998, bearing interest at 10%. As additional compensation, the lender received a warrant to purchase 333,333 ARTRA common shares at a price of $5.00 per share. The warrantholder has the right to put this warrant back to ARTRA at any time during the period April 21, 1998 to April 20, 2000, for a total purchase price of $1,000,000. The cost of this obligation will be accrued in the Company's financial statements as a charge to interest expense over the period April 21, 1997 (the date of the loan) through April 21, 1998 (the date the warrantholder has the right to put the warrant back to ARTRA). The proceeds from this loan were used to repay $1,800,000 of borrowings from this lender outstanding at March 27, 1997 and pay down other ARTRA debt obligations.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



 In June 1997, ARTRA borrowed an additional $1,000,000 from the above director evidenced by a note, due December 10, 1997, bearing interest at 12%. As additional compensation, the lender received a warrant to purchase 40,000 ARTRA common shares at a price of $5.00 per share. The warrantholder has the right to put this warrant back to ARTRA at any time during the period December 10, 1997 to June 10, 1998, for a total purchase price of $80,000. The cost of this obligation will be accrued in the Company's financial statements as a charge to interest expense over the period June 10, 1997 (the date of the loan) through December 10, 1997 (the date the warrantholder has the right to put the warrant back to ARTRA). The proceeds from this loan were used to pay down other ARTRA debt obligations. As of June 26, 1997, ARTRA had total outstanding borrowings of $6,000,000 from this director collaterallized by a 75% interest in the common stock of ARTRA's BCA subsidiary (the parent of Bagcraft). In July 1997, borrowings from this lender were reduced to $3,000,000 with proceeds advanced to ARTRA from a Bagcraft term loan as discussed in Note 7.

In May 1996, ARTRA borrowed $100,000 from a private investor, evidenced by an unsecured short-term note, due August 7, 1996, and renewed to February 6, 1997, bearing interest at 10%. The proceeds of the loan were used for working capital. At the Company's annual meeting of shareholders, held August 29, 1996, private investor was elected to the Company's board of directors. Effective January 17, 1997, private investor exercised his conversion rights and received 18,182 shares of ARTRA common stock as payment of the principal balance of his note.


         Bank Notes Payable

On August 15, 1996, ARTRA and its 100% owned Fill-Mor subsidiary entered into a $2,500,000 term loan agreement with a bank. The loan, which provided for interest payable monthly at the bank's reference rate, was guaranteed by ARTRA and was collateralized by 1,265,000 shares of COMFORCE common stock. Proceeds of the loan were used for working capital. In March 1997, the loan was repaid with proceeds from other short-term borrowings.


         Other

At June 26, 1997 and December 26, 1996, ARTRA was the obligor under two demand notes issued to an unaffiliated company, in the amount of $2,266,000, including accrued interest. The notes were issued in October, 1990 with interest at 15 percent. ARTRA is currently negotiating with the noteholder to extend or refinance this obligation.

At June 26, 1997 and December 26, 1996, ARTRA also had outstanding short-term borrowings from other unrelated parties aggregating $1,717,000 and $1,990,000. The notes, issued at various times during the period June 1994 to June 1997, with interest rates varying between 8 % and 15% mature at various times in 1997 and 1998.

In March 1997, ARTRA borrowed $1,000,000 from an unaffiliated corporation evidenced by a short-term note, due May 26, 1997, bearing interest at 12%. The loan was collateralized by 630,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary. As additional compensation, the lender received an option to purchase 25,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary at a price of $4.00 per share, with the right to put the option back to ARTRA on or before May 30, 1997 for a put price of $50,000. Under certain circumstances, ARTRA has the right to repurchase the option for $50,000. In May 1997, ARTRA repurchased the option for $50,000 and repaid this loan. The proceeds from this loan were used in part to repay an ARTRA/Fill-Mor $2,500,000 bank term loan.

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

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



7.       LONG-TERM DEBT

         Long-term debt (in thousands) consists of:
                                                          June 26,  December 26,
                                                            1997        1996
                                                          --------    --------
          Bagcraft:
            Credit Agreement:
                Term Loan A, interest at the
                  lender's index rate plus .25%           $ 19,000    $ 20,000

                Term Loan B, interest at the
                  lender's index rate plus .75%              5,000        --

                Revolving credit loan,
                  interest at the lender's index rate       13,300       7,990

                Unamortized discount                        (3,309)     (1,752)

            City of Baxter Springs,
                Kansas loan agreements,
                interest at varying rates                   10,674      10,681
                                                          --------    --------
                                                            44,665      36,919

                Current scheduled maturities               (10,137)     (2,712)
                                                          --------    --------
                                                          $ 34,528    $ 34,207
                                                          ========    ========


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

In December 1996, the Credit Agreement was amended and restated whereby, among other things, the maturity date of the Credit Agreement was extended to September 30, 2002 and certain loan covenants were amended. Term Loan A and Term Loan B, as previously defined in the Credit Agreement were consolidated into a new $20,000,000 term loan with interest at the lender's index rate plus .25% (8.75% at June 26, 1997 and 8.5% at December 26, 1996). Principal payments under the term loan were modified to provide for annual principal payments (payable in quarterly installments) in the amount of $2,000,000 in 1997 through 1999; $3,000,000 in 2000 and 2001; and $8,000,000 in 2002. The amended and restated
Credit Agreement reduced the interest on the revolving credit loan to the lender's index rate and also provided for a $3,000,000 capital expenditures line of credit with interest at the lender's index rate plus .25%.

The amount available to Bagcraft under the revolving credit loan is subject to a borrowing base, as defined in the Credit Agreement, up to a maximum of $18,000,000. At June 26, 1997 and December 26, 1996, approximately $3,800,000 and $6,200,000, respectively, was available and unused by Bagcraft under the revolving credit loan. Borrowings under the revolving credit loan are payable upon maturity of the Credit Agreement, unless accelerated under terms of the Credit Agreement. At June 26, 1997 and December 26, 1996, the interest rate on the revolving credit loan was 8.5% and 8.25%, respectively.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



          Borrowings under the Credit Agreement are collateralized by the common stock and substantially all of the assets of Bagcraft. The Credit Agreement, as amended, contains various restrictive covenants, that among other restrictions, require Bagcraft to maintain minimum levels of tangible net worth and liquidity levels, and limit future capital expenditures and restricts additional loans, dividend payments and payments to related parties. In addition, the Credit Agreement prohibits changes in ownership of Bagcraft. At June 26, 1997 Bagcraft was in compliance with the provisions of its Credit Agreement.

Effective May 5, 1997, the Credit Agreement was amended to provide for a $5,000,000 term loan (Term Loan B) with interest at the lender's index rate plus
 .75%. Term Loan B is payable on May 8, 1998, unless accelerated under terms of the Credit Agreement. The proceeds of Term Loan B were advanced to ARTRA under terms of an intercompany note payable to Bagcraft on May 8, 1998. ARTRA used the proceeds of this loan to repay certain ARTRA debt obligations.

Effective July 17, 1997, the Credit Agreement was amended to provide for a $7,500,000 term loan (Term Loan C) with interest at the lender's index rate plus 1%. Term Loan C is payable on July 15, 2000, unless accelerated under terms of the Credit Agreement. The proceeds of Term Loan C were advanced to ARTRA under terms of an intercompany note payable to Bagcraft on July 15, 1998. ARTRA used the proceeds of this loan to repay certain ARTRA debt obligations.

As additional compensation for borrowings under the Credit Agreement, in December 1993, the lender received a detachable warrant ("Warrant"), expiring in December 1998, allowing the holder to purchase up to 10% of the fully diluted common equity of Bagcraft at a nominal value. Under certain conditions Bagcraft is required to repurchase the Warrant from the lender. The determination of the repurchase price of the Warrant is to be based on the Warrant's pro rata share of the highest of book value, appraised value or market value of Bagcraft. In connection with the February 1, 1996 amendment to the Credit Agreement, the warrant agreement was amended to permit the holder to purchase 13% of the fully diluted common equity of Bagcraft at the original nominal purchase price and to extend the expiration date to December 17, 1999. In January 1997, in accordance with the December 1996 amendment to the Credit Agreement, Bagcraft repurchased 50% of the Warrant (6.5% of the fully diluted common equity of Bagcraft) for $1,500,000. Bagcraft can repurchase the remaining 50% of the Warrant on or after December 17, 1997 for an amount based upon the Warrant's pro rata share of the highest of book value, appraised value or market value of Bagcraft as noted above. In accordance with the May 5, 1997 and July 17, 1997 amendments to the Credit Agreement the Warrant was amended. In the event there is a change in Bagcraft's ownership through July 15, 2000, the lender is entitled to receive an amount equal to 6.5% of the fully diluted common equity of Bagcraft, based upon the fair value of Bagcraft at the date of a change of ownership, less the $1,500,000 the lender received in January 1997 when Bagcraft repurchased 50% of the Warrant.

In March, 1994 Bagcraft and the City of Baxter Springs, Kansas completed a $12,500,000 financing package associated with the construction of a new 265,000 sq. ft. production facility in Baxter Springs, Kansas. The financing package, funded by a combination of Federal, state and local funds, consists of the following loan agreements payable by Bagcraft directly to the City of Baxter
Springs:

         A $7,000,000 promissory note payable in ten installments of $700,000 due annually on July 21 of each year beginning in 1995 through maturity on July 21, 2004. Interest, at varying rates from 4.6% to 6.6%, is payable semi-annually. At June 26, 1997 and December 26, 1996, Bagcraft had outstanding borrowings of $5,600,000 under this loan agreement.

         A  $5,000,000   subordinated   promissory   note  payable  as  follows:
         $2,425,000 due in 1998;  and  $2,425,000 due in 1999. The  subordinated promissory note is non-interest bearing, subject to certain repayment provisions as defined in the agreement (as amended). At June 26, 1997 and December 26, 1996, Bagcraft had outstanding borrowings of $4,850,000 under this loan agreement.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



         Two separate $250,000 subordinated promissory notes payable in varying installments through January 20, 2025. The subordinated promissory notes are non-interest bearing, subject to certain repayment provisions as defined in the agreement. At June 26, 1997 and December 26, 1996, Bagcraft had outstanding borrowings of $224,000 and $231,000, respectively, under this loan agreement.


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


8.       REDEEMABLE COMMON STOCK

In recent years ARTRA has entered into various agreements under which it has sold its common shares along with options that require ARTRA to repurchase these shares at the option of the holder at a premium over the initial sales price. The increment in the option price over the initial sales price of redeemable common stock is reflected in the Company's financial statements by a charge to retained earnings. At June 26, 1997 and December 26, 1996 options were outstanding that, if exercised, would require ARTRA to repurchase 72,984 and 98,734 shares of its common stock for an aggregate amount of $3,175,000 and $3,657,000, respectively.

During 1987, ARTRA entered into an agreement with a private corporation under which it sold its common shares along with a put option that required ARTRA to repurchase these shares at the option of the holder. A major shareholder and executive officer of the private corporation is an ARTRA director. The put option agreement has been extended from time to time, most recently in November 1992. The private corporation received the right to sell to ARTRA 23,004 shares of ARTRA common stock at an initial put price of $56.76 pre share. The option price increases by an amount equal to 15% per annum for each day from March 1, 1991 to the date of payment by ARTRA, which option expires December 31, 1997. At June 26, 1997, the option price was $89.52 per share.

As additional consideration for its guaranty of $2,500,000 of ARTRA bank notes during the period March 1989 through March 1994, the private corporation noted above received 49,980 ARTRA common shares. On March 31, 1994, ARTRA entered into a series of agreements with its bank lender and with the above private corporation. Per terms of the agreements, the private corporation purchased $2,500,000 of ARTRA notes from ARTRA's bank and the bank released the private corporation from its $2,500,000 loan guaranty. As consideration for purchasing $2,500,000 of ARTRA bank notes, the private corporation received a $2,500,000 ARTRA note payable and an option to put back to ARTRA its 49,980 shares of ARTRA common stock at a price of $15.00 per share. The option price increases by $2.25 per share annually ($22.31 per share at June 26, 1997). During the first quarter of 1996 the ARTRA bank notes were discharged (see Note 5) and the $2,500,000 note payable to the private corporation and related accrued interest was paid in full principally with proceeds from additional short-term borrowings.

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

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



9.       REDEEMABLE PREFERRED STOCK

         Redeemable preferred stock (in thousands) consists of:

                                                                 June 26,     December 26,
                                                                   1997            1996
                                                                 -------         -------
      Currently payable:
        Bagcraft redeemable preferred stock
          payable to a related party,
          cumulative $.01 par value,
          13.5%; including accumulated dividends;
          redeemable in 1997 with a liquidation
          preference equal to $100 per share;
          issued 8,650 shares                                   $  2,065        $  2,007

        BCA Holdings preferred stock, Series B,
          $1.00 par value, 6% cumulative,
          including accumulated dividends;
          redeemable in 1997 with a liquidation
          preference of $1,000 per share;
          8,135 shares authorized and issued                       9,642           9,093
                                                                 -------         -------
                                                                $ 11,707        $ 11,100
                                                                 =======         =======

      Noncurrent:
        ARTRA redeemable preferred stock,
          Series A, $1,000 par value,
          6% cumulative payment-in-kind,
          including accumulated dividends,
          net of unamortized discount
          of $1,271 in 1997 and $1,271 in 1996;
          redeemable March 1, 2000
          at $1,000 per share plus accrued dividends;
          authorized 2,000,000 shares all series;
          issued 3,750 shares                                   $  4,651        $  4,315

        BCA Holdings preferred stock, Series A,
          $1.00 par value, 6% cumulative,
          including accumulated dividends;
          redeemable in 1997 with a liquidation
          preference of $1,000 per share;
          10,000 shares authorized; issued 3,675 shares            4,473           4,363
                                                                 -------         -------
                                                                $  9,124        $  8,678
                                                                 =======         =======

On September 27, 1989, ARTRA received a proposal to purchase BCA, the parent of Bagcraft, from Sage Group, Inc. ("Sage"), a privately-owned corporation that owned 100% of the outstanding common stock of BCA. Sage was merged with and into Ozite Corporation ("Ozite") on August 24, 1990. Peter R. Harvey, ARTRA's President, and John Harvey, ARTRA's Chairman of the Board of Directors, were the principal shareholders of Sage and are the principal shareholders of Ozite. Effective March 3, 1990, a wholly-owned subsidiary of ARTRA acquired 100% of BCA's issued and outstanding common shares for consideration of $5,451,000, which included 772,000 shares of ARTRA common stock and 3,750 shares of $1,000 par value junior non-convertible payment-in-kind redeemable Series A Preferred Stock with an estimated fair value of $1,012,000, net of unamortized discount of $2,738,000. The Series A Preferred Stock accrues dividends at the rate of 6% per annum and is redeemable by ARTRA on March 1, 2000 at a price of $1,000 per share plus accrued dividends. Accumulated dividends of $2,002,000 and $1,836,000 were accrued at June 26, 1997 and December 26, 1996, respectively.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



         Bagcraft/BCA Holdings

In 1987, Bagcraft obtained financing from a subsidiary of Ozite through the issuance of a $5,000,000 unsecured subordinated note, due June 1, 1997. During 1992, per agreement with the noteholder, the interest payments were remitted to ARTRA and the noteholder received 675 shares of BCA Series A preferred stock ($1.00 par value, 6% cumulative with a liquidation preference equal to $1,000 per share) with a liquidation value of $675,000. In December, 1993, the unsecured subordinated note and accrued interest thereon were paid in full from proceeds of Bagcraft's Credit Agreement. Per agreement with the noteholder, the accrued interest outstanding on the note of $3,000,000 was remitted to ARTRA and the noteholder received an additional 3,000 shares BCA Series A preferred stock having a liquidation value of $3,000,000. Accumulated dividends of $798,000 and $688,000 were accrued at June 26, 1997 and December 26, 1996, respectively.

In 1987, Bagcraft issued to a subsidiary of Ozite $5,000,000 of preferred stock (50,000 shares of 13.5% cumulative, redeemable preferred stock with a liquidation preference equal to $100 per share) redeemable by Bagcraft in 1997 at a price of $100 per share plus accrued dividends. Dividends, which accrue and are payable semiannually on June 1 and December 1 of each year, are reflected in the Company's consolidated statement of operations as minority interest. The holder has agreed to forego dividend payments as long as such payments are prohibited by Bagcraft's lenders. Accumulated dividends of $1,200,000 and $1,142,000 were accrued at June 26, 1997 and December 26, 1996, respectively.

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

The BCA Series B preferred stock is redeemable on June 1, 1997. Accumulated dividends of $1,507,000 and $958,000 were accrued at June 26, 1997 and December 26, 1996, respectively.

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


10.      INCOME TAXES

No income tax benefit was recognized in connection with the Company's 1997 pre-tax loss due to the Company's tax loss carryforwards and the uncertainty of future taxable income. The 1996 extraordinary credit represents a net gain from discharge of indebtedness. No income tax expense is reflected in the Company's financial statements resulting from the 1996 extraordinary credit due to the utilization of tax loss carryforwards.

At June 26, 1997, the Company and its subsidiaries had Federal income tax loss carryforwards of approximately $36,000,000, expiring principally in 2002 - 2010, available to be applied against future taxable income, if any. In recent years, the Company has issued shares of its common stock to repay various debt obligations, as consideration for acquisitions, to fund working capital obligations and as consideration for various other transactions. Section 382 of the Internal Revenue Code of 1986 limits a corporation's utilization of its Federal income tax loss carryforwards when certain changes in the ownership of a corporation's common stock occurs. In the opinion of management, the Company is

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



not currently subject to such limitations regarding the utilization of its Federal income tax loss carryforwards. Should the Company continue to issue a significant number of shares of its common stock, it could trigger a limitation that would prevent it from utilizing a substantial portion of its Federal income tax loss carryforwards.


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


12.      LITIGATION

The Company and its subsidiaries are the defendants in various business-related litigation and environmental matters. At June 26, 1997 and December 26, 1996, the Company had accrued current liabilities of $1,900,000 for potential business-related litigation and environmental liabilities. While these litigation and environmental matters involve wide ranges of potential liability, management does not believe the outcome of these matters will have a material adverse effect on the Company's financial statements. However, ARTRA may not have available funds to pay liabilities arising out of these business-related litigation and environmental matters or, in certain instances, to provide for its legal defense.

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

In January, 1985 the United States Environmental Protection Agency ("EPA") notified the Company's Bagcraft subsidiary that it was a potentially responsible party ("PRP") under the Comprehensive Environmental Responsibility Compensation and Liability Act ("CERCLA") for alleged release of hazardous substances at the Cross Brothers site near Kankakee, Illinois. Although Bagcraft has denied liability for the site, it has entered into a settlement agreement with the EPA, along with the other third party defendants, to resolve all claims associated with the site except for state claims. In May, 1994 Bagcraft paid $850,000 to formally extinguish the EPA claim. In September 1989, Bagcraft was served with a complaint filed by the State of Illinois against seventeen parties for alleged involvement with the Cross Brothers site. The complaint alleged Bagcraft was responsible for the costs of cleanup incurred and to be incurred. Although Bagcraft has denied liability for the site, it has entered into a settlement agreement with the State, along with the other potential responsible parties, to resolve all claims associated with the site. In July, 1997 Bagcraft paid approximately $150,000 to formally extinguish the state claim.

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


13.      RELATED PARTY TRANSACTIONS

Advances to Peter R. Harvey, ARTRA's president, classified in the condensed consolidated balance sheet as a reduction of common shareholders' equity, (in thousands) consist of:

                                                         June 26,   December 26,
                                                           1997        1996
                                                        ---------    ---------

     Total advances, including accrued interest         $   8,677    $   7,998

     Less interest for the period January 1,
       1993 to date, accrued and fully reserved            (1,871)      (1,530)
                                                        ---------    ---------
           Net advances                                 $   6,806    $   6,468
                                                        =========    =========

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



ARTRA has total advances due from its president, Peter R. Harvey, of which $8,677,000 and $7,998,000, including accrued interest, remained outstanding at June 26, 1997 and December 26, 1996, respectively. The advances bear interest at the prime rate plus 2% (10.5% at June 26, 1997 and 10.25% December 26, 1996, respectively). This receivable from Peter R. Harvey has been classified as a reduction of common shareholders' equity.

In May 1991, ARTRA's Fill-Mor subsidiary made advances to Peter R. Harvey. The advances, made out of a portion of the proceeds of a short-term bank loan, provided for interest at the prime rate plus 2%. In April 1995 advances from ARTRA's Fill-Mor subsidiary to Peter R. Harvey totaling $1,540,000 (including $398,000 of accrued interest) were transferred to ARTRA as a dividend.

Commencing January 1, 1993 to date, interest on the advances to Peter R. Harvey has been accrued and fully reserved. Interest accrued and fully reserved on the advances to Peter R. Harvey for the six months ended June 26, 1997 and June 27, 1996 totaled $341,000 and $205,000, respectively.

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

In July 1997, ARTRA advanced an additional $7,475,000 to Peter R. Harvey. Mr. Harvey provided ARTRA with additional collateral for his advances consisting of
652.285 shares of ARTRA redeemable preferred stock (a 17.4% interest), 1,784.02 shares of BCA Series A redeemable preferred stock (a 48.5% interest) and 6,488.8 shares of BCA Series B redeemable preferred stock (a 79.8% interest). As of June 26, 1997, this additional collateral had a carrying value in ARTRA's condensed consolidated balance sheet of approximately $10,700,000. The advances were funded with the proceeds from the July 1997 private placement of ARTRA notes as discussed in Note 6.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



In conjunction with COMFORCE's October 1995 acquisition of COMFORCE Telecom, ARTRA agreed to assume substantially all pre-existing COMFORCE liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation. Accordingly, at June 26, 1997 and December 26, 1996, respectively, $271,000 and $348,000 of such pre-existing Lori liabilities were classified in ARTRA's consolidated balance sheet at as current liabilities of discontinued operations.

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

The following table presents, as a percentage of net sales, operating expenses and other income (expense) included the Company's earnings (loss) from continuing operations for the three and six month periods ended June 26, 1997 and 27, 1996.


                                                             Three Months Ended    Six Months Ended
                                                             ------------------   ------------------
                                                              June 26,  June 27,   June 26,  June 27,
                                                                1997     1996        1997    1996
                                                               ------   ------      ------   ------

     Net sales                                                  100.0%   100.0%      100.0%   100.0%
                                                               ------   ------      ------   ------
     Costs and expenses:
       Cost of goods sold,
         exclusive of depreciation and amortization              80.8%    79.5%       79.8%    80.4%
       Selling, general and administrative                       12.8%    12.9%       13.3%    13.1%
       Depreciation and amortization                              3.4%     3.0%        3.6%     3.2%
                                                               ------   ------      ------   ------
                                                                 97.0%    95.4%       96.7%    96.7%
                                                               ------   ------      ------   ------
    Operating earnings                                            3.0%     4.6%        3.3%     3.3%
                                                               ------   ------      ------   ------
    Other income (expense):
       Interest expense                                          -7.3%    -5.2%       -6.9%    -5.6%
       Amortization of debt discount                             -2.1%     -.2%       -2.2%     -.1%
       Realized gain on disposal of
         available-for-sale securities                             .1%    10.7%         .4%     7.4%
       Other income (expense), net                                 .4%     -.2%         .3%     -.3%
                                                               ------   ------      ------   ------
                                                                 -8.9%     5.1%        8.4%     1.4%
                                                               ------   ------      ------   ------
    Earnings (loss) before income taxes,
       minority interest and extraordinary credit                -5.9%     9.7%       -5.1%     4.7%
    Provision for income taxes                                    -.8%     -.2%        -.1%     -.1%
    Minority interest                                            -1.1%    -1.1%        1.2%     -.3%
                                                               ------   ------      ------   ------
    Earnings (loss) before extraordinary credit                  -7.8%     8.4%       -6.4%     4.9%
                                                               ======   ======      ======   ======

Three Months Ended June 26, 1997 vs. Three Months Ended June 27, 1996

Net sales of $31,813,000 for the three months ended June 26, 1997 were $550,000, or 1.7%, lower than net sales for the three months ended June 27, 1996. A decrease in 1997 food services sales combined with increased June 1996 shipments due to a July 1996 planned temporary plant shutdown, was partially offset by incremental 1997 sales attributable to Bagcraft's January 1997 acquisition of the business assets of AB Specialty. The 1997 decrease in food service sales is attributable to customer deferrals of certain key promotions in 1997 and to 1996 sales to a former food service customer.

The Company's cost of sales of $25,719,000 for the three months ended June 26, 1997 decreased $4,000 as compared to the three months ended June 27, 1996. Cost of sales for the three months ended June 27, 1996 was 80.8% of net sales compared to a cost of sales percentage of 79.5% for the three months ended June 27, 1996. The increase in cost of sales percentage is primarily attributable to increased employee benefit costs and a slightly less favorable product mix in 1997.

Selling, general and administrative expenses were $4,083,000 for the three months ended June 26, 1997 as compared to $4,172,000 for the three months ended June 27, 1996. Selling, general and administrative expenses were 12.8% of net sales for the three months ended June 26, 1997 as compared to 12.9% of net sales for the three months ended June 27, 1996. The 1997 decrease in selling, general and administrative expenses is primarily attributable to costs accrued in June 1996 to consolidate Bagcraft's distribution facilities, partially offset by Bagcraft's January 1997 acquisition of the business assets of AB Specialty.

Depreciation and amortization expense was $1,091,000 for the three months ended June 26, 1997 as compared to $983,000 for the three months ended June 27, 1996. Depreciation and amortization expense was 3.4% of net sales for the three months ended June 26, 1997 as compared to 3.0% of net sales for the three months ended June 27, 1996. The 1997 increase in depreciation and amortization is primarily attributable to Bagcraft's January 1997 acquisition of the business assets of AB Specialty.

The Company had operating earnings in the three months ended June 26, 1997 of $920,000 as compared to operating earnings of $1,493,000 in the three months ended June 27, 1996. The 1997 decrease in operating earnings is attributable to decreased 1997 net sales and operating margins as noted above.

Interest expense for the three months ended June 26, 1997 increased $648,000 as compared to the three months ended June 27, 1996. The 1997 increase is principally attributable to an increased level of borrowings at the Corporate level and related loan fees incurred.

Amortization of debt discount was $676,000 for the three months ended June 26, 1997 as compared to $70,000 for the three months ended June 27, 1996. The 1997 increase is attributable to the December 1996 amendment and restatement of Bagcraft's Credit Agreement.

No income tax benefit was recognized in connection with the Company's 1997 pre-tax loss due to the Company's tax loss carryforwards and the uncertainty of future taxable income.



Six Months Ended June 26, 1997 vs. Six Months Ended June 27, 1996

Net sales of $60,274,000 for the six months ended June 26, 1997 were $491,000, or .8%, lower than net sales for the six months ended June 27, 1996. A decrease in 1997 food services sales combined with increased June 1996 shipments due to a July 1996 planned temporary plant shutdown, was partially offset by incremental 1997 sales attributable to Bagcraft's January 1997 acquisition of the business assets of AB Specialty. The 1997 decrease in food service sales is attributable to customer deferrals of certain key promotions in 1997 and to 1996 sales to a former food service customer.

The Company's cost of sales of $48,113,000 for the six months ended June 26, 1997 decreased $743,000 as compared to the six months ended June 27, 1996. Cost of sales for the six months ended June 26, 1997 was 79.8% of net sales compared to a cost of sales percentage of 80.4% for the six months ended June 27, 1996. The decrease in cost of sales and cost of sales percentage is primarily attributable to improved production efficiencies in 1997.

Selling, general and administrative expenses were $8,032,000 for the six months ended June 26, 1997 as compared to $7,972,000 for the six months ended June 27, 1996. Selling, general and administrative expenses were 13.3% of net sales for the six months ended June 26, 1997 as compared to 13.1% of net sales for the six months ended June 27, 1996. The 1997 increase in selling, general and administrative expenses is primarily attributable to Bagcraft's January 1997 acquisition of the business assets of AB Specialty and increased employee compensation costs, partially offset by costs accrued in June 1996 to consolidate Bagcraft's distribution facilities.

Depreciation and amortization expense was $2,152,000 for the six months ended June 26, 1997 as compared to $1,959,000 for the six months ended June 27, 1996. Depreciation and amortization expense was 3.6 % of net sales for the six months ended June 26, 1997 as compared to 3.2% of net sales for the six months ended June 27, 1996. The 1997 increase in depreciation and amortization is primarily attributable to Bagcraft's January 1997 acquisition of the business assets of AB Specialty.

The Company had operating earnings in the six months ended June 26, 1997 of $1,977,000 as compared to operating earnings of $1,978,000 in the six months ended June 27, 1996. Slightly improved 1997 operating margins were offset by increased selling, general and administrative expenses and increased depreciation and amortization, as noted above,.

Interest expense for the six months ended June 26, 1997 increased $739,000 as compared to the six months ended June 27, 1996. The 1997 increase is principally attributable to an increased level of borrowings at the Corporate level and related loan fees incurred.

Amortization of debt discount was $1,351,000 for the six months ended June 26, 1997 as compared to $80,000 for the six months ended June 27, 1996. The 1997 increase is attributable to the December 1996 amendment and restatement of Bagcraft's Credit Agreement.

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


Liquidity and Capital Resources

         Cash and Cash Equivalents and Working Capital

Cash and cash equivalents increased $55,000 during the six months ended June 26, 1997. Cash flows from financing activities of $4,769,000 exceeded cash flows used by operating activities of $1,980,000 and cash flows used by investing activities of $2,734,000. Cash flows from financing activities were principally attributable to a net increase in long-term borrowings. Cash flows used by operating activities were principally attributable to a net investment in receivables and inventory at the Company's Bagcraft subsidiary. Cash flows from investing activities principally represent funds expended to complete Bagcraft's acquisition of the business assets of AB Specialty and capital expenditures.

The Company's consolidated working capital deficiency increased $11,227,000 to $14,619,000 during the six months ended June 26, 1997. The increase in working capital deficiency is principally attributable to unrealized depreciation of available-for-sale securities (COMFORCE common stock).

         Status of Debt Agreements and Operating Plan

         ARTRA Corporate

As of June 26, 1997, the Company's corporate entity had outstanding short-term indebtedness of approximately $15,233,000 as discussed below.

         Secured Promissory Notes

         1997 Private Placements

In June 1997, ARTRA completed private placements of $4,950,000 of 12% secured promissory notes due in December 1997. As additional consideration the noteholders received warrants to purchase an aggregate of 227,500 ARTRA common shares at a price of $5.00 per share. The warrants expire in June 1999. The warrantholders have the right to put these warrants back to ARTRA at any time during a six month period commencing in December 1997, at a price of $2.00 per share. The cost of this obligation ($455,000 if all warrants are put back to the Company) is being accrued in the Company's financial statements as a charge to interest expense over the period June 1997 (the commencement date of the private placement) through December 1997 (the maturity date of the notes). The proceeds from the private placement were used principally to pay down other debt obligations. The secured promissory notes are collateralized principally as follows:

         Promissory notes with an aggregate principal amount of $2,000,000 are collateralized by a 25% interest in the common stock of ARTRA's BCA subsidiary (the parent of Bagcraft).

         The Company and the lender are currently negotiating the form of collateral for certain promissory notes with an aggregate principal amount of $2,950,000, which is anticipated to be substantially all of the Company's otherwise unencumbered COMFORCE common shares (approximately 1,000,000 shares).


In July 1997, ARTRA completed private placements of $7,475,000 of 12% secured promissory notes due in January 1998. As additional consideration the noteholders received warrants to purchase an aggregate of 199,310 ARTRA common shares at a price of $4.50 per share. The warrants expire in July 1998. The warrantholders have the right to put these warrants back to ARTRA at any time during a six month commencing on the earlier of the date the principal amount of the notes are paid or the maturity date of the notes, at a price of $3.00 per share. The cost of this obligation ($598,000 if all warrants are put back to the Company) will be accrued in the Company's financial statements as a charge to interest expense over the period July 1997 (the date of the private placement) through January (the scheduled maturity date of the notes). In the event of a default, as defined in the note agreements, the secured promissory notes will bear interest at 37%. The proceeds from the private placement were used principally to pay down other debt obligations. These promissory notes are collateralized principally as follows:

         A $4,000,000 note is collateralized by 575,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary and a secondary interest in the common stock of ARTRA's BCA subsidiary (the parent of Bagcraft).

         Promissory notes with an aggregate principal amount of $3,475,000 are collateralized by 652.285 shares of ARTRA redeemable preferred stock (a 17.4% interest), 1,784.02 shares of BCA Series A redeemable preferred stock (a 48.5% interest) and 6,488.8 shares of BCA Series B redeemable preferred stock (a 79.8% interest).


The proceeds from the July 1997 private placement were advanced to Peter R. Harvey as discussed in Note 13 to the condensed consolidated financial statements.


         1996 Private Placement

In April 1996, ARTRA commenced a private placement of $7,675,000 of 12% secured promissory notes due April 15, 1997. As additional consideration the noteholders received warrants to purchase an aggregate of 418,750 ARTRA common shares at a price of $6.00 per share. The warrants expire April 15, 1999. The warrantholders have the right to put these warrants back to ARTRA at any time during the period April 15, 1997 to October 15, 1998, at a price of $2.00 per share. The cost of this obligation ($837,500 if all warrants are put back to the Company) was accrued in the Company's financial statements as a charge to interest expense over the period April 15, 1996 (the commencement date of the private placement) through April 15, 1997 (the maturity date of the notes as well as the date the warrantholders have the right to put their warrants back to ARTRA). These promissory notes were collateralized by ARTRA's interest in all of the common stock of BCA (the parent of Bagcraft). The proceeds from the private placement, completed in July 1996, were used principally to pay down other debt obligations. During the second quarter of 1997, the Company repaid these secured promissory notes with the proceeds of additional short-term borrowings and with funds received from the Company's Bagcraft subsidiary in accordance with a May 1997 amendment to its credit agreement.


         Amounts Due To Related Parties

At December 26, 1996, ARTRA outstanding borrowings of $500,000 from an outside director of the Company evidenced by a short-term note bearing interest at 10%. The loan was collateralized by 125,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary. As additional compensation for the loan and a December 1996 extension, the director received five year warrants to purchase an aggregate of 50,000 ARTRA common shares at a prices ranging from $5.00 to $5.875 per share. The proceeds of the loan were used for working capital.

In January 1997, ARTRA borrowed an additional $300,000 from this lender evidenced by an short-term note, due December 23, 1997, bearing interest at 8%. The loan was collateralized by 100,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary. As additional compensation for the loan, the lender received a warrant, expiring in 2002, to purchase 25,000 ARTRA common shares at a price of $5.75 per share.

In March 1997, ARTRA borrowed an additional $1,000,000 from this lender evidenced by a short-term note, due May 26, 1997, bearing interest at 12%. The loan was collateralized by 585,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary. As additional compensation, the lender received an option to purchase 25,000 shares of COMFORCE common stock, owned by the Company's Fill-Mor subsidiary, at a price of $4.00 per share. The proceeds from this loan were used in part to repay the ARTRA/Fill-Mor $2,500,000 bank term loan described below.

In April 1997, ARTRA borrowed $5,000,000 from the above director evidenced by a note, due April 20, 1998, bearing interest at 10%. As additional compensation, the lender received a warrant to purchase 333,333 ARTRA common shares at a price of $5.00 per share. The warrantholder has the right to put this warrant back to ARTRA at any time during the period April 21, 1998 to April 20, 2000, for a total purchase price of $1,000,000. The cost of this obligation will be accrued in the Company's financial statements as a charge to interest expense over the period April 21, 1997 (the date of the loan) through April 21, 1998 (the date the warrantholder has the right to put the warrant back to ARTRA). The proceeds from this loan were used to repay $1,800,000 of borrowings from this lender outstanding at March 27, 1997 and pay down other ARTRA debt obligations.

In June 1997, ARTRA borrowed an additional $1,000,000 from the above director evidenced by a note, due December 10, 1997, bearing interest at 12%. As additional compensation, the lender received a warrant to purchase 40,000 ARTRA common shares at a price of $5.00 per share. The warrantholder has the right to put this warrant back to ARTRA at any time during the period December 10, 1997 to June 10, 1998, for a total purchase price of $80,000. The cost of this obligation will be accrued in the Company's financial statements as a charge to interest expense over the period June 10, 1997 (the date of the loan) through December 10, 1997 (the date the warrantholder has the right to put the warrant back to ARTRA). The proceeds from this loan were used to pay down other ARTRA debt obligations. As of June 26, 1997, ARTRA had total outstanding borrowings of $6,000,000 from this director collaterallized by a 75% interest in the common stock of ARTRA's BCA subsidiary (the parent of Bagcraft). In July 1997, borrowings from this lender were reduced to $3,000,000 with proceeds advanced to ARTRA from a Bagcraft term loan as discussed below.

At December 26, 1996, ARTRA had outstanding borrowings of $3,000,000 from an unaffiliated company currently holding approximately 7% of ARTRA's outstanding common stock. The loans are evidenced by unsecured short-term notes bearing interest at 10%. As additional compensation for the above loans, the lender received five year warrants expiring in 1998 to purchase an aggregate of 86,250 ARTRA common shares at prices ranging from $6.00 to $7.00 per share. The proceeds of this loan were used to pay down various ARTRA short-term loans and other debt obligations. In December 1995 the unaffiliated company received 126,222 shares of ARTRA common in payment of past due interest through October 31, 1995. Interest on the loans has been paid through March, 1997. Payment on the loans was due March 31, 1994, however, the lender has not demanded payment. In February 1997, the lender received a warrant to purchase an additional 100,000 ARTRA common shares at $5.625 per share as consideration for not demanding payment of this obligation. In April 1997, the lender received a warrant to purchase an additional 100,000 ARTRA common shares at $5.00 per share as consideration for not demanding payment of this obligation. In June 1997 outstanding borrowings to the unaffiliated company were reduced to $300,000 with the proceeds from other short-term borrowings. In July 1997 ARTRA repaid all remaining obligations under these loans.

In May 1996, ARTRA borrowed $100,000 from a private investor, evidenced by an unsecured short-term note, due August 7, 1996, and renewed to February 6, 1997, bearing interest at 10%. The proceeds of the loan were used for working capital. At the Company's annual meeting of shareholders, held August 29, 1996, private investor was elected to the Company's board of directors. Effective January 17, 1997, private investor exercised his conversion rights and received 18,182 shares of ARTRA common stock as payment of the principal balance of his note.


         Other

At June 26, 1997 and December 26, 1996, ARTRA was the obligor under two demand notes issued to an unaffiliated company, in the amount of $2,266,000, including accrued interest. The notes were issued in October, 1990 with interest at 15 percent. ARTRA is currently negotiating with the noteholder to extend or refinance this obligation.

At June 26, 1997 and December 26, 1996, ARTRA also had outstanding short-term borrowings from other unrelated parties aggregating $1,717,000 and $1,990,000. The notes, issued at various times during the period June 1994 to June 1997, with interest rates varying between 8 % and 15% mature at various times in 1997 and 1998.

In March 1997, ARTRA borrowed $1,000,000 from an unaffiliated corporation evidenced by a short-term note, due May 26, 1997, bearing interest at 12%. The loan was collateralized by 630,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary. As additional compensation, the lender received an option to purchase 25,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary at a price of $4.00 per share, with the right to put the option back to ARTRA on or before May 30, 1997 for a put price of $50,000. Under certain circumstances, ARTRA has the right to repurchase the option for $50,000. In May 1997, ARTRA repurchased the option for $50,000 and repaid this loan. The proceeds from this loan were used in part to repay an ARTRA/Fill-Mor $2,500,000 bank term loan.

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


         Bank Notes Payable

On August 15, 1996, ARTRA and its 100% owned Fill-Mor subsidiary entered into a $2,500,000 term loan agreement with a bank. The loan, which provided for interest payable monthly at the bank's reference rate, was guaranteed by ARTRA and was collateralized by 1,265,000 shares of COMFORCE common stock. Proceeds of the loan were used for working capital. In March 1997, the loan was repaid with proceeds from other short-term borrowings.

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


         Peter R. Harvey Advances

As discussed in Note 13 to the Company's condensed consolidated financial statements, ARTRA has total advances due from its president, Peter R. Harvey, of which $8,677,000 and $7,998,000, including accrued interest, remained outstanding at June 26, 1997 and December 26, 1996, respectively. The advances bear interest at the prime rate plus 2% (10.5% at June 26, 1997 and 10.25% December 26, 1996, respectively). This receivable from Peter R. Harvey has been classified as a reduction of common shareholders' equity.

In May 1991, ARTRA's Fill-Mor subsidiary made advances to Peter R. Harvey. The advances, made out of a portion of the proceeds of a short-term bank loan, provided for interest at the prime rate plus 2%. In April 1995 advances from ARTRA's Fill-Mor subsidiary to Peter R. Harvey totaling $1,540,000 (including $398,000 of accrued interest) were transferred to ARTRA as a dividend.

Commencing January 1, 1993 to date, interest on the advances to Peter R. Harvey has been accrued and fully reserved. Interest accrued and fully reserved on the advances to Peter R. Harvey for the six months ended June 26, 1997 and June 27, 1996 totaled $341,000 and $205,000, respectively.

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

As collateral for amounts due from Peter R. Harvey, the Company has received the pledge of 1,523 shares of ARTRA redeemable preferred stock (with a liquidation value of $1,523,000, plus accrued dividends) which are owned by Mr.Harvey.

In addition, Mr. Harvey has pledged a 25% interest in Industrial Communication Company (a private company). Such interest is valued by Mr. Harvey at $800,000 to $1,000,000. During 1995, Peter R. Harvey entered into a pledge agreement with ARTRA whereby Mr. Harvey pledged additional collateral consisting of 42,067 shares of ARTRA common stock and 707,281 shares of Pure Tech International, Inc., a publicly traded corporation. Per terms of a February 1996 discharge of bank indebtedness , ARTRA received additional collateral from Mr. Harvey consisting of a $2,150,000 security interest in certain real estate, subordinated to the bank's $850,000 security interest in this real estate. In March 1997, the bank sold its interest in Mr. Harvey's note and the related collateral to a private investor. ARTRA retained its $2,150,000 security interest the real estate, subordinated to the noteholder's $850,000 security interest in this real estate.

In July 1997, ARTRA advanced an additional $7,475,000 to Peter R. Harvey. Mr. Harvey provided ARTRA with additional collateral for his advances consisting of
652.285 shares of ARTRA redeemable preferred stock (a 17.4% interest), 1,784.02 shares of BCA Series A redeemable preferred stock (a 48.5% interest) and 6,488.8 shares of BCA Series B redeemable preferred stock (a 79.8% interest). As of June 26, 1997, this additional collateral had a carrying value in ARTRA's condensed consolidated balance sheet of approximately $10,700,000. The advances were funded with the proceeds from the July 1997 private placement of ARTRA notes as discussed in Note 6 to the Company's condensed consolidated financial statements.


         Redeemable Common Stock

ARTRA has entered into various agreements under which it has sold its common shares along with options that require ARTRA to repurchase these shares at the option of the holder at a premium over the initial sales price. The increment in the option price over the initial sales price of redeemable common stock is reflected in the Company's financial statements by a charge to retained earnings. At June 26, 1997, options were outstanding that, if exercised, would require ARTRA to repurchase 72,984 shares of its common stock for an aggregate amount of $3,175,000. ARTRA does not have available funds to satisfy its obligations if these options were exercised. However the holders of redeemable common stock have the option to sell their shares in the market subject to the limitations of Securities Act Rule 144. At its discretion and subject to its financial ability, ARTRA could reimburse the optionholders for any short-fall resulting from such sale.


         Redeemable Preferred Stock

As discussed in Note 9 to the condensed consolidated financial statements, ARTRA, Bagcraft and Bagcraft's parent BCA have various redeemable preferred stock issues with an aggregate carrying value of $20,831,000 at June 26, 1997. Redeemable preferred stock issues with an aggregate carrying value of $11,707,000 at June 26, 1997, mature in 1997. The Bagcraft redeemable preferred stock, with a carrying value of $2,065,000 at June 26, 1997, is payable in June 1997. Bagcraft anticipates it will fund this payment with funds available under its revolving credit loan. The BCA Series B redeemable preferred stock, with a carrying value of $9,642,000 at June 26, 1997, is also payable in June 1997. ARTRA does not have available funds to satisfy this obligation. The Company is currently negotiating with the redeemable preferred shareholders to restructure or extend the maturity date of this obligation beyond 1997.

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

In December 1996, the Credit Agreement was amended and restated whereby, among other things, the maturity date of the Credit Agreement was extended to September 30, 2002 and certain loan covenants were amended. Term Loan A and Term Loan B, as previously defined in the Credit Agreement were consolidated into a new $20,000,000 term loan with interest at the lender's index rate plus .25% (8.75% at June 26, 1997 and 8.5% at December 26, 1996). Principal payments under the term loan were modified to provide for annual principal payments (payable in quarterly installments) in the amount of $2,000,000 in 1997 through 1999; $3,000,000 in 2000 and 2001; and $8,000,000 in 2002. The amended and restated
Credit Agreement reduced the interest on the revolving credit loan to the lender's index rate and also provided for a $3,000,000 capital expenditures line of credit with interest at the lender's index rate plus .25%.

The amount available to Bagcraft under the revolving credit loan is subject to a borrowing base, as defined in the Credit Agreement, up to a maximum of $18,000,000. At June 26, 1997 and December 26, 1996, approximately $3,800,000 and $6,200,000, respectively, was available and unused by Bagcraft under the revolving credit loan. Borrowings under the revolving credit loan are payable upon maturity of the Credit Agreement, unless accelerated under terms of the Credit Agreement. At June 26, 1997 and December 26, 1996, the interest rate on the revolving credit loan was 8.5% and 8.25%, respectively.

Borrowings under the Credit Agreement are collateralized by the common stock and substantially all of the assets of Bagcraft. The Credit Agreement, as amended, contains various restrictive covenants, that among other restrictions, require Bagcraft to maintain minimum levels of tangible net worth and liquidity levels, and limit future capital expenditures and restricts additional loans, dividend payments and payments to related parties. In addition, the Credit Agreement prohibits changes in ownership of Bagcraft. At June 26, 1997 Bagcraft was in compliance with the provisions of its Credit Agreement.

Effective May 5, 1997, the Credit Agreement was amended to provide for a $5,000,000 term loan (Term Loan B) with interest at the lender's index rate plus
 .75%. Term Loan B is payable on May 8, 1998, unless accelerated under terms of the Credit Agreement. The proceeds of Term Loan B were advanced to ARTRA under terms of an intercompany note payable to Bagcraft on May 8, 1998. ARTRA used the proceeds of this loan to repay certain ARTRA debt obligations.

Effective July 17, 1997, the Credit Agreement was amended to provide for a $7,500,000 term loan (Term Loan C) with interest at the lender's index rate plus 1%. Term Loan C is payable on July 15, 2000, unless accelerated under terms of the Credit Agreement. The proceeds of Term Loan C were advanced to ARTRA under terms of an intercompany note payable to Bagcraft on July 15, 1998. ARTRA used the proceeds of this loan to repay certain ARTRA debt obligations.

As additional compensation for borrowings under the Credit Agreement, in December 1993, the lender received a detachable warrant ("Warrant"), expiring in December 1998, allowing the holder to purchase up to 10% of the fully diluted common equity of Bagcraft at a nominal value. Under certain conditions Bagcraft is required to repurchase the Warrant from the lender. The determination of the repurchase price of the Warrant is to be based on the Warrant's pro rata share of the highest of book value, appraised value or market value of Bagcraft. In connection with the February 1, 1996 amendment to the Credit Agreement, the warrant agreement was amended to permit the holder to purchase 13% of the fully diluted common equity of Bagcraft at the original nominal purchase price and to extend the expiration date to December 17, 1999. In January 1997, in accordance with the December 1996 amendment to the Credit Agreement, Bagcraft repurchased 50% of the Warrant (6.5% of the fully diluted common equity of Bagcraft) for $1,500,000. Bagcraft can repurchase the remaining 50% of the Warrant on or after December 17, 1997 for an amount based upon the Warrant's pro rata share of the highest of book value, appraised value or market value of Bagcraft as noted above. In accordance with the May 5, 1997 and July 17, 1997 amendments to the Credit Agreement the Warrant was amended. In the event there is a change in Bagcraft's ownership through July 15, 2000, the lender is entitled to receive an amount equal to 6.5% of the fully diluted common equity of Bagcraft, based upon the fair value of Bagcraft at the date of a change of ownership, less the $1,500,000 the lender received in January 1997 when Bagcraft repurchased 50% of the Warrant.

In March, 1994 Bagcraft and the City of Baxter Springs, Kansas completed a $12,500,000 financing package associated with the construction of a new 265,000 sq. ft. production facility in Baxter Springs, Kansas. The financing package, funded by a combination of Federal, state and local funds, consists of the following loan agreements payable by Bagcraft directly to the City of Baxter
Springs:

         A $7,000,000 promissory note payable in ten installments of $700,000 due annually on July 21 of each year beginning in 1995 through maturity on July 21, 2004. Interest, at varying rates from 4.6% to 6.6%, is payable semi-annually. At June 26, 1997 and December 26, 1996, Bagcraft had outstanding borrowings of $5,600,000 under this loan agreement.

         A  $5,000,000   subordinated   promissory   note  payable  as  follows:
         $2,425,000 due in 1998;  and  $2,425,000 due in 1999. The  subordinated promissory note is non-interest bearing, subject to certain repayment provisions as defined in the agreement (as amended). At June 26, 1997 and December 26, 1996, Bagcraft had outstanding borrowings of $4,850,000 under this loan agreement.

         Two separate $250,000 subordinated promissory notes payable in varying installments through January 20, 2025. The subordinated promissory notes are non-interest bearing, subject to certain repayment provisions as defined in the agreement. At June 26, 1997 and December 26, 1996, Bagcraft had outstanding borrowings of $224,000 and $231,000, respectively, under this loan agreement.


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

         Investment In COMFORCE Corporation

ARTRA, along with its wholly owned Fill-Mor subsidiary, owns a significant minority interest in COMFORCE, consisting of 1,739,703 shares or approximately 13% of the outstanding common stock of COMFORCE as of June 26, 1997 with an aggregate value as of that date of $10,438,000.

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

The Company's operating plan for the remainder of fiscal year 1997 anticipates the sale of these marketable securities, with proceeds to be used principally to pay down Corporate debt obligations and fund working capital requirements.

In January 1996, the Company's Board of Directors approved the sale of 200,000 of ARTRA's COMFORCE common shares to certain officers, directors and key employees of ARTRA for non-interest bearing notes totaling $400,000. The notes, collateralized by the 200,000 COMFORCE common shares sold, are not payable until the earlier of the registration of these shares under the Securities Act of 1993 or the expiration of the applicable resale waiting period under Securities Act Rule 144. Additionally, the noteholders have the right to put their COMFORCE shares back to ARTRA in full payment of the balance of their notes. Based upon the preceding factors, the Company has concluded that, for reporting purposes, it has effectively sold options to certain officers, directors and key employees to acquire 200,000 of ARTRA's COMFORCE common shares. Accordingly, these 200,000 COMFORCE common shares have been removed from the Company's portfolio of "Available-for-sale securities" and are classified in the Company's condensed consolidated balance sheet at June 26, 1997 and December 26, 1996 as other receivables with an aggregate value of $400,000, based upon the value of proceeds to be received upon future exercise of the options. The disposition of these 200,000 COMFORCE common shares will result in a gain which has been deferred and will not be recognized in the Company's financial statements until the options to purchase these 200,000 COMFORCE common shares are exercised. As of June 26, 1997, no options to acquire any of the 200,000 COMFORCE common shares had been exercised.

In June 1997, ARTRA sold 5,000 COMFORCE shares in the market for proceeds of approximately $33,000. The disposition of these 5,000 COMFORCE shares during the quarter ended June 27, 1996 resulted in a realized gain of $42,000, with cost determined by average cost.

In March 1997, a lender received 25,000 COMFORCE common shares held by ARTRA as additional consideration for a short-term loan. The disposition of these 25,000 COMFORCE common shares resulted in a realized gain of $213,000, with cost determined by average cost.

As additional consideration for a February 1996 short-term loan a lender received 25,000 COMFORCE common shares held by ARTRA. In March 1996, ARTRA sold 93,000 COMFORCE shares in the market, with the proceeds of approximately $630,000 used for working capital. The disposition of these 118,000 COMFORCE shares during the quarter ended March 28, 1996 resulted in realized gains of $1,043,000, with cost determined by average cost.

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

At June 26, 1997 ARTRA's remaining investment in COMFORCE (1,739,703 shares, currently a common stock ownership interest of approximately 13%) was classified in the Company's consolidated balance sheet in current assets as "Available-for-sale securities." At June 26, 1997 the gross unrealized gain relating to ARTRA's investment in COMFORCE, reflected as a separate component of shareholders' equity, was $13,539,000.



         Litigation

The Company and its subsidiaries are the defendants in various business-related litigation and environmental matters. See Note 12 to the Company's condensed consolidated financial statements. At June 26, 1997 and December 26, 1996, the Company had accrued $1,900,000 for potential business-related litigation and environmental liabilities. However, as discussed above ARTRA may not have available funds to pay liabilities arising out of these business-related litigation and environmental matters or, in certain instances, to provide for its legal defense. ARTRA could suffer severe adverse consequences in the event of an unfavorable judgment in any of these matters.


         Net Operating Loss Carryforwards

At June 26, 1997, the Company and its subsidiaries had Federal income tax loss carryforwards of approximately $36,000,000, expiring principally in 2002 - 2010, available to be applied against future taxable income, if any. In recent years, the Company has issued shares of its common stock to repay various debt obligations, as consideration for acquisitions, to fund working capital obligations and as consideration for various other transactions. Section 382 of the Internal Revenue Code of 1986 limits a corporation's utilization of its Federal income tax loss carryforwards when certain changes in the ownership of a corporation's common stock occurs. In the opinion of management, the Company is not currently subject to such limitations regarding the utilization of its Federal income tax loss carryforwards. Should the Company continue to issue a significant number of shares of its common stock, it could trigger a limitation that would prevent it from utilizing a substantial portion of its Federal income tax loss carryforwards.

Impact of Inflation and Changing Prices

Inflation has become a less significant factor in our economy; however, to the extent permitted by competition, the Company generally passes increased costs to its customers by increasing sales prices over time.


Recently Issued Accounting Pronouncements


During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", SFAS No. 129, "Disclosure of Information about Capital Structure," SFAS No. 130, "Reporting Comprehensive Income Summary," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information".

SFAS No. 128 establishes standards for the computation, presentation, and disclosure requirements for earnings per share. SFAS No. 129 consolidates the existing requirements relating to the disclosure of certain information about an entity's capital structure. SFAS No. 130 establishes standards for reporting comprehensive income to present a measure of all changes in equity that result from renegotiated transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes net income. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. This standard requires that management identify operating segments based on the way that management disaggregates the entity for making internal operating decisions.

SFAS No. 128 and SFAS No. 129 are effective for the Company's fiscal year ending December 25, 1997. SFAS No. 130 and SFAS No. 131 are effective for the Company's fiscal year ending December 31, 1998. Management has not determined what impact these standards, when adopted, will have on the Company's financial statements.

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

                10.1 THIRD AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT, dated as of July 17, 1997, by and between BAGCRAFT CORPORATION OF AMERICA, as Borrower and GENERAL ELECTRIC CAPITAL CORPORATION, as Agent and as Lender.

                10.2 FOURTH AMENDMENT TO WARRANT dated as of July 17, 1997, by and between BAGCRAFT CORPORATION OF AMERICA and GENERAL ELECTRIC CAPITAL CORPORATION.

                10.3 FOURTH AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT, dated as of July 25, 1997, by and between BAGCRAFT CORPORATION OF AMERICA, as Borrower and GENERAL ELECTRIC CAPITAL CORPORATION, as Agent and as Lender.

                10.4 TERM PROMISSORY NOTE , dated as of June 10, 1997, between ARTRA GROUP Incorporated and Howard R. Conant.

                10.5 WARRANT TO PURCHASE COMMON STOCK of ARTRA GROUP Incorporated, dated June 10, 1997, issued to Howard R. Conant.



        EXHIBIT 11

         Computation of earnings per share and equivalent share of common stock for the six months ended June 26, 1997 and June 27, 1996.



        (b)      Reports on Form 8-K:

         None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.






                                                 ARTRA GROUP INCORPORATED
                                                 ------------------------
                                                       Registrant







Dated:   August 15, 1997                            JAMES D. DOERING
------------------------                        -----------------------
                                                  Vice President and
                                                Chief Financial Officer