Form 10-Q
period 1997-09-25
ARTRA GROUP INC
filed 1997-11-07
CIK 200243

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 25, 1997

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

                                    Yes X    No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding at October 31, 1997
  -------------------------------            -------------------------------
  Common stock, without par value                       8,290,182

                           ARTRA GROUP INCORPORATED

                                      INDEX





                                                                           Page
                                                                          Number
                                                                          ------

PART I      FINANCIAL INFORMATION

  Item 1.   Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets
              September 25, 1997 and December 26, 1996                       2

            Condensed Consolidated Statements of Operations
              Three Months and Nine Months Ended
              September 25, 1997 and September 26, 1996                      4


            Condensed Consolidated Statement of Changes
              in Shareholders' Equity (Deficit)
              Nine Months Ended September 25, 1997                           5

            Condensed Consolidated Statements of Cash Flows
              Nine Months Ended September 25, 1997
              and September 26, 1996                                         6

              Notes to Condensed Consolidated Financial Statements           7



  Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 25



PART II     OTHER INFORMATION

  Item 1.   Legal Proceedings                                               38

  Item 6.   Exhibits and Reports on Form 8-K                                38




SIGNATURES                                                                  39

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited in thousands)




                                                      September 25, December 26,
                                                            1997        1996
                                                          -------     -------
                    ASSETS


Current assets:
   Cash and equivalents                                   $   291     $   171
   Receivables, less allowance for doubtful
       accounts of $227 in 1997 and $512 in 1996           10,606       8,267
   Inventories                                             16,270      14,967
   Available-for-sale securities                           12,845      22,564
   Other                                                    2,509         931
                                                          -------     -------
               Total current assets                        42,521      46,900
                                                          -------     -------


Property, plant and equipment                              48,859      45,414
Less accumulated depreciation and amortization             23,493      20,480
                                                          -------     -------
                                                           25,366      24,934
                                                          -------     -------

Other assets:
   Excess of cost over net assets acquired,
      net of accumulated amortization
      of  $2,312  in 1997 and $2,083 in 1996                2,861       2,995
   Other                                                    1,280       2,550
                                                          -------     -------
                                                            4,141       5,545
                                                          -------     -------
                                                          $72,028     $77,379
                                                          =======     =======



The accompanying notes are an integral part of the condensed consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Unaudited in thousands)



                                                      September 25, December 26,
                                                           1997        1996
                                                          -------     -------

               LIABILITIES

Current liabilities:
   Notes payable, including amounts
      due to related parties of
      $3,000 in 1997 and $3,600 in 1996                   $18,069     $18,631
   Current maturities of long-term debt                    10,137       2,712
   Accounts payable                                         8,528       5,129
   Accrued expenses                                        11,508      10,394
   Income taxes                                               244         478
   Bagcraft detachable put warrant                           --         1,500
   Redeemable preferred stock                              11,668      11,100
   Liabilities of discontinued operations                     220         348
                                                          -------     -------
               Total current liabilities                   60,374      50,292
                                                          -------     -------

Long-term debt                                             39,937      34,207
Bagcraft detachable put warrant                             3,439       1,450
Other noncurrent liabilities                                1,630         685
Commitments and contingencies

Redeemable common stock,
   issued 72,984 shares in 1997
   and 98,734 shares in 1996                                3,277       3,657

Redeemable preferred stock                                  8,878       8,678


          SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, no par value;
   authorized 20,000,000 shares;
   issued 7,867,556 shares in 1997
   and 7,624,766 shares in 1996                             5,955       5,793
Additional paid-in capital                                 41,416      40,211
Unrealized appreciation of investments                     15,924      25,719
Receivable from related party,
   including accrued interest                             (15,074)     (6,468)
Accumulated deficit                                       (93,676)    (86,793)
                                                          -------     -------
                                                          (45,455)    (21,538)
Less treasury stock, 7,628 shares, at cost                     52          52
                                                          -------     -------
                                                          (45,507)    (21,590)
                                                          -------     -------
                                                          $72,028     $77,379
                                                          =======     =======



The accompanying notes are an integral part of the condensed consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited in thousands, except per share data)


                                                         Three Months Ended      Nine Months Ended
                                                        --------------------    --------------------
                                                        Sept 25,    Sept 26,    Sept 25,    Sept 26,
                                                          1997        1996        1997        1996
                                                        --------    --------    --------    --------
Net sales                                               $ 32,325    $ 29,397    $ 92,599    $ 90,162
                                                        --------    --------    --------    --------

Costs and expenses:
   Cost of goods sold,
     exclusive of depreciation and amortization           26,385      22,854      74,498      71,710
   Selling, general and administrative                     4,173       2,995      12,205      10,967
   Depreciation and amortization                           1,110         995       3,262       2,954
                                                        --------    --------    --------    --------
                                                          31,668      26,844      89,965      85,631
                                                        --------    --------    --------    --------

Operating earnings                                           657       2,553       2,634       4,531
                                                        --------    --------    --------    --------

Other income (expense):
   Interest expense                                       (2,531)     (1,713)     (6,674)     (5,117)
   Amortization of debt discount                            (675)       (173)     (2,026)       (253)
   Realized gain on disposal of
     available-for-sale securities                           115         328         370       4,823
   Other income (expense), net                                63           5         241        (205)
                                                        --------    --------    --------    --------
                                                          (3,028)     (1,553)     (8,089)       (752)
                                                        --------    --------    --------    --------

Earnings (loss) before income taxes,
    minority interest and extraordinary credit            (2,371)      1,000      (5,455)      3,779
Provision (credit)  for income taxes                         194         (37)        153         (87)
Minority interest                                            (52)       (359)       (769)       (169)
                                                        --------    --------    --------    --------
Earnings (loss) before extraordinary credit               (2,229)        604      (6,071)      3,523
Extraordinary credit, net discharge of indebtedness         --          --          --         9,424
                                                        --------    --------    --------    --------
Net earnings (loss)                                       (2,229)        604      (6,071)     12,947
Dividends applicable to redeemable preferred stock          (178)       (157)       (514)       (463)
Reduction of retained earnings applicable
    to redeemable common stock                              (102)        (92)       (298)       (297)
                                                        --------    --------    --------    --------
Earnings (loss) applicable to common shares             ($ 2,509)   $    355    ($ 6,883)   $ 12,187
                                                        ========    ========    ========    ========

Earnings (loss) per share:
   Earnings (loss) before extraordinary credit          ($  0.31)   $   0.04    ($  0.87)   $   0.32
   Extraordinary credit                                     --          --          --          1.23
                                                        --------    --------    --------    --------
   Net earnings (loss)                                  ($  0.31)   $   0.04    ($  0.87)   $   1.55
                                                        ========    ========    ========    ========

Weighted average number of shares of common stock and
   common stock equivalents outstanding                    7,921       7,949       7,882       7,870
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




                                                                     Unrealized Receivable                                Total
                                       Common Stock     Additional  Appreciation   From                Treasury Stock  Shareholders'
                                   --------------------   Paid-in       of       Related   Accumulated ---------------     Equity
                                     Shares    Dollars    Capital   Investments    Party    (Deficit)  Shares  Dollars    (Deficit)
                                   ---------  ---------  ---------   ---------   ---------  ---------  ------ --------   ---------

Balance at December 26, 1996       7,624,766     $5,793    $40,211     $25,719     ($6,468)  ($86,793)  7,628     ($52)  ($ 21,590)
 Net earnings                           --         --         --          --          --       (6,071)   --       --        (6,071)
 Common stock issued
  to pay liabilities                  87,447         65        356        --          --         --      --       --           421
 Increase in receivable
  from related party,
  including accrued interest            --         --         --          --        (8,606)      --      --       --        (8,606)
 Decrease in unrealized
  appreciation of investments           --         --         --        (9,795)       --         --      --       --        (9,795)
 Exercise of stock options
  and warrants                        39,800         30        148        --          --         --      --       --           178
 Redeemable common stock
  obligation paid by the
  issuance of
  additional common shares           115,543         67        612        --          --         --      --       --           679
 Purchase of
  redeemable preferred stock            --         --           89        --          --         --      --       --            89
 Redeemable preferred
  stock dividends                       --         --         --          --          --         (514)   --       --          (514)
 Redeemable common
  stock accretion                       --         --         --          --          --         (298)   --       --          (298)
                                   ---------  ---------  ---------   ---------   ---------  ---------  ------ --------   ---------
Balance at September 25, 1997      7,867,556     $5,955    $41,416     $15,924    ($15,074)  ($93,676)  7,628     ($52)  ($ 45,507)
                                   =========  =========  =========   =========   =========  =========  ====== ========   =========


The accompanying notes are an integral part of the condensed consolidated financial statements.


                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited in thousands)


                                                                         Nine Months Ended
                                                                    ----------------------------
                                                                    September 25,  September 26,
                                                                          1997         1996
                                                                       ---------    ---------
Net cash flows from (used by) operating activities                     $     932    ($  4,062)
                                                                       ---------    ---------

Cash flows from investing activities:
   Additions to property, plant and equipment                             (2,192)      (1,797)
   Acquisition of AB Specialty, net of deposit                            (1,131)        --
   Increase in receivable from related party                              (8,365)        (454)
   Proceeds from sale of COMFORCE common stock                               125        3,717
   Proceeds from collection of Welch notes                                  --            342
   Decrease in unexpended plant construction funds                          --            552
   Other                                                                    --             91
                                                                       ---------    ---------
Net cash flows from (used by) investing activities                       (11,563)       2,451
                                                                       ---------    ---------

Cash flows from financing activities:
   Net decrease in short-term debt                                          (409)        (577)
   Proceeds from long-term borrowings                                    111,581       99,497
   Reduction of long-term debt                                           (98,463)     (99,327)
   Redemption of detachable put warrants                                  (1,600)        --
   Exercise stock options and warrants                                       178          281
   Purchase of redeemable preferred stock                                   (426)        --
   Redeemable common stock options exercised                                --           (510)
   Other                                                                    (110)          (1)
                                                                       ---------    ---------
Net cash flows from (used by) financing activities                        10,751         (637)
                                                                       ---------    ---------

Increase (decrease) in cash and cash equivalents                             120       (2,248)
Cash and equivalents, beginning of period                                    171        2,347
                                                                       ---------    ---------
Cash and equivalents, end of period                                    $     291    $      99
                                                                       =========    =========


Supplemental cash flow information:
 Cash paid during the period for:
  Interest                                                             $   5,679    $   4,388
  Income taxes paid, net                                                     177            8


Supplemental schedule of noncash
  investing and financing activities:
    Issue common stock to pay down liabilities                               421        1,274
    Issue common stock to pay
      redeemable common stock put obligation                                 679         --
    Issue common stock as additional consideration
      for short-term borrowings                                             --            661
    BCA Holdings redeemable preferred stock
      issued in exchange for
      Bagcraft redeemable preferred stock                                   --          8,135



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

The Company's condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position as of September 25, 1997, and the results of operations and changes in cash flows for the three and nine month periods ended September 25, 1997 and September 26, 1996. In recent years, the Company has suffered recurring losses from operations and has a net capital deficiency. As a result of these factors, the Company has experienced difficulty in obtaining adequate financing to replace certain credit arrangements and to fund its debt service and liquidity requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 6, Notes Payable, and Note 7, Long-Term Debt, for further discussion of the status of credit arrangements and restrictions on the ability of operating subsidiaries to fund ARTRA corporate obligations. Due to its limited ability to receive operating funds from its subsidiaries, ARTRA has historically met its operating expenditures with funds generated by alternative sources, such as private placements of ARTRA common stock and notes, sales of ARTRA common stock with put options, loans from officers/directors and private investors, as well as through sales of assets and/or other equity infusions. ARTRA plans to continue to seek such alternative sources of funds to meet its future operating expenditures.

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


2.       CONCENTRATION OF RISK

The accounts receivable of the Company's Bagcraft subsidiary at September 25, 1997 consist primarily of amounts due from companies in the food industry. As a result, the collectibility of these receivables is dependent, to an extent, upon the economic condition and financial stability of the food industry. Credit risk is minimized as a result of the large number and diverse nature of Bagcraft's customer base. Bagcraft's major customers include some of the largest companies in the food industry. At September 25, 1997, Bagcraft had 10 customers with accounts receivable balances that aggregated approximately 23% of the Company's total trade accounts receivable. In fiscal year 1996 no single customer accounted for 10% or more of Bagcraft's sales.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



3.       INVENTORIES

Inventories  (in  thousands) consist of:

                                                September 25,  December 26,
                                                     1997          1996
                                                   -------       -------

          Raw materials and supplies               $ 5,752       $ 5,582
          Work in process                              388           287
          Finished goods                            10,130         9,098
                                                   -------       -------
                                                   $16,270       $14,967
                                                   =======       =======


4.            INVESTMENT IN COMFORCE CORPORATION

At September 25, 1997, ARTRA's investment in COMFORCE Corporation ("COMFORCE", formerly the Lori Corporation, "Lori"), 1,727,000 shares held by the Company and its Fill-Mor Holding, Inc. ("Fill-Mor") subsidiary, represented approximately 13% of COMFORCE's outstanding common shares. The investment in COMFORCE common stock is accounted for under the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Under this statement ARTRA's investment in COMFORCE is classified as available for sale securities and is stated at fair value. The Company's operating plan for the remainder of fiscal year 1997 anticipates the sale of these marketable securities, with proceeds to be used principally to pay down Corporate debt obligations and fund working capital requirements. Accordingly, ARTRA's investment in COMFORCE common stock is classified in the Company's condensed consolidated balance as a current asset. At September 25, 1997 the gross unrealized gain relating to ARTRA's investment in COMFORCE, reflected as a separate component of shareholders' equity, was $15,924,000.

At September 25, 1997, 700,000 shares of COMFORCE common stock owned by the Company and its Fill-Mor subsidiary have been pledged as collateral for various debt obligations. Additionally, the Company and a lender are currently negotiating the form of collateral for certain promissory notes issued in June 1997 with an aggregate principal amount of $2,975,000. The collateral is anticipated to be substantially all of it the Company's otherwise unencumbered COMFORCE common shares (approximately 1,000,000 shares).

In conjunction with COMFORCE's 1995 acquisition of its COMFORCE Telecom acquisition, ARTRA entered into an Assumption Agreement whereby it agreed to assume substantially all pre-existing Lori liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation. Accordingly, at September 25, 1997 and December 26, 1996, $220,000 and $348,000, respectively, of such pre-existing Lori liabilities were classified in ARTRA's consolidated balance as current liabilities of discontinued operations. ARTRA has deposited 125,000 shares of its COMFORCE common stock into an escrow account to collateralize its remaining obligations under the Assumption Agreement.

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

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



During the three months ended September 25, 1997, ARTRA sold 12,703 COMFORCE shares in the market for proceeds of approximately $93,000. The disposition of these 12,703 COMFORCE shares resulted in a realized gain of $115,000, with cost determined by average cost.

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

In January 1996, the Company's Board of Directors approved the sale of 200,000 of ARTRA's COMFORCE common shares to certain officers, directors and key employees of ARTRA for non-interest bearing notes totaling $400,000. The notes, collateralized by the 200,000 COMFORCE common shares sold, are not payable until the earlier of the registration of these shares under the Securities Act of 1993 or the expiration of the applicable resale waiting period under Securities Act Rule 144. Additionally, the noteholders have the right to put their COMFORCE shares back to ARTRA in full payment of the balance of their notes. Based upon the preceding factors, the Company has concluded that, for reporting purposes, it has effectively sold options to certain officers, directors and key employees to acquire 200,000 of ARTRA's COMFORCE common shares. Accordingly, these 200,000 COMFORCE common shares have been removed from the Company's portfolio of "Available-for-sale securities" and are classified in the Company's condensed consolidated balance sheet at September 25, 1997 and December 26, 1996 as other receivables with an aggregate value of $400,000, based upon the value of proceeds to be received upon future exercise of the options. The disposition of these 200,000 COMFORCE common shares resulted in a gain which has been deferred and will not be recognized in the Company's financial statements until the options to purchase these 200,000 COMFORCE common shares are exercised. As of September 25, 1997, no options to acquire any of the 200,000 COMFORCE common shares had been exercised. In October 1997, an executive officer of ARTRA exercised the right to acquire 40,500 of these COMFORCE common shares. In the fourth quarter of 1997, ARTRA will recognize a gain of approximately $150,000 on the sale of these 40,500 COMFORCE common shares.

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
                                                                  ========


6.       NOTES PAYABLE

Notes payable (in thousands) consist of:
                                                     September 25,  December 26,
                                                           1997        1996
                                                         -------     -------
          ARTRA 12% secured promissory notes -
               1997 private placements                   $12,450

          ARTRA 12% secured promissory notes -
               1996 private placement                       --       $ 7,675

          Amounts due to related parties,
               interest from 10% to 12%                    3,000       3,600

          ARTRA bank notes payable,
          interest at the lender's index rate               --         2,500

          Other, interest from 10% to 15%                  2,619       4,856
                                                         -------     -------
                                                         $18,069     $18,631
                                                         =======     =======

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



         Secured Promissory Notes

         1997 Private Placements

In June 1997, ARTRA completed private placements of $4,975,000 of 12% promissory notes due in December 1997. As additional consideration the noteholders received warrants to purchase an aggregate of 228,750 ARTRA common shares at a price of $5.00 per share. The warrants expire in June 1999. The warrantholders have the right to put these warrants back to ARTRA at any time during a six month period commencing in December 1997, at prices of $2.00 to $2.40 per share. The cost of this obligation ($517,000 if all warrants are put back to the Company) is being accrued in the Company's financial statements as a charge to interest expense over the period June 1997 (the commencement date of the private placement) through December 1997 (the maturity date of the notes). The proceeds from the private placement were used principally to pay down other debt obligations. The promissory notes are collateralized principally as follows:

         Promissory notes with an aggregate principal amount of $2,000,000 are collateralized by a 25% interest in the common stock of ARTRA's BCA subsidiary (the parent of Bagcraft).

         The Company and the lender are currently negotiating the form of collateral for certain promissory notes with an aggregate principal amount of $2,975,000, which is anticipated to be substantially all of the Company's otherwise unencumbered COMFORCE common shares (approximately 1,000,000 shares).


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

In July 1997, borrowings from this lender were reduced to $3,000,000 with proceeds advanced to ARTRA from a Bagcraft term loan as discussed in Note 7. As of September 25, 1997, ARTRA had total outstanding borrowings of $3,000,000 from this director collaterallized by a 75% interest in the common stock of ARTRA's BCA subsidiary (the parent of Bagcraft).

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


         Other

At December 26, 1996, ARTRA was the obligor under two demand notes, issued to an unaffiliated company, in the principal amount of $2,266,000, including accrued interest. The notes were issued in October, 1990 with interest at 15%. In July 1997, ARTRA paid all outstanding interest on these demand notes and reduced the principal amount outstanding under the demand notes to $1,518,000. In October 1997, the lender agreed to accept 357,720 ARTRA common shares in payment of the principal amount due on these notes.

At September 25, 1997 and December 26, 1996, ARTRA also had outstanding short-term borrowings from other unrelated parties aggregating $1,101,000 and $1,990,000. The notes, issued at various times during the period June 1994 to June 1997, with interest rates varying between 8 % and 15% mature at various times in 1997 and 1998.

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

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



7.      LONG-TERM DEBT

        Long-term debt (in thousands) consists of:

                                                     September 25,  December 26,
                                                           1997        1996
                                                         --------   --------
     Bagcraft:
       Credit Agreement:
         Term Loan A, interest at the
           lender's index rate plus .25%                 $ 18,500   $ 20,000

         Term Loan B, interest at the
           lender's index rate plus .75%                    5,000       --

         Term Loan C, interest at the
           lender's index rate plus 1%                      7,500       --

         Revolving credit loan,
           interest at the lender's index rate             10,817      7,990

         Unamortized discount                              (1,714)    (1,752)

       City of Baxter Springs,
         Kansas loan agreements,
          interest at varying rates                         9,971     10,681
                                                          -------    -------
                                                           50,074     36,919

         Current scheduled maturities                     (10,137)    (2,712)
                                                          -------    -------
                                                         $ 39,937   $ 34,207
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

In December 1996, the Credit Agreement was amended and restated whereby, among other things, the maturity date of the Credit Agreement was extended to September 30, 2002 and certain loan covenants were amended. Term Loan A and Term Loan B, as previously defined in the Credit Agreement were consolidated into a new $20,000,000 term loan with interest at the lender's index rate plus .25% (8.75% at September 25, 1997 and 8.5% at December 26, 1996). Principal payments under the term loan were modified to provide for annual principal payments (payable in quarterly installments) in the amount of $2,000,000 in 1997 through 1999; $3,000,000 in 2000 and 2001; and $8,000,000 in 2002. The amended and restated Credit Agreement reduced the interest on the revolving credit loan to the lender's index rate and also provided for a $3,000,000 capital expenditures line of credit with interest at the lender's index rate plus .25%.

The amount available to Bagcraft under the revolving credit loan is subject to a borrowing base, as defined in the Credit Agreement, up to a maximum of $18,000,000. At September 25, 1997 and December 26, 1996, approximately $6,300,000 and $6,200,000, respectively, was available and unused by Bagcraft under the revolving credit loan. Borrowings under the revolving credit loan are payable upon maturity of the Credit Agreement, unless accelerated under terms of the Credit Agreement. At September 25, 1997 and December 26, 1996, the interest rate on the revolving credit loan was 8.5% and 8.25%, respectively.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



Borrowings under the Credit Agreement are collateralized by the common stock and substantially all of the assets of Bagcraft. The Credit Agreement, as amended, contains various restrictive covenants, that among other restrictions, require Bagcraft to maintain minimum levels of tangible net worth and liquidity levels, and limit future capital expenditures and restricts additional loans, dividend payments and payments to related parties. In addition, the Credit Agreement prohibits changes in ownership of Bagcraft. At September 25, 1997 Bagcraft was in compliance with the provisions of its Credit Agreement.

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

         A $7,000,000 promissory note payable in ten installments of $700,000 due annually on July 21 of each year beginning in 1995 through maturity on July 21, 2004. Interest, at varying rates from 4.6% to 6.6%, is payable semi-annually. At September 25, 1997 and December 26, 1996, Bagcraft had outstanding borrowings of $4,900,000 and $5,600,000, respectively, under this loan agreement.

         A  $5,000,000   subordinated   promissory   note  payable  as  follows:
         $2,425,000 due in 1998;  and  $2,425,000 due in 1999. The  subordinated promissory note is non-interest bearing, subject to certain repayment provisions as defined in the agreement (as amended). At September 25, 1997 and December 26, 1996, Bagcraft had outstanding borrowings of $4,850,000 under this loan agreement.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



         Two separate $250,000 subordinated promissory notes payable in varying installments through January 20, 2025. The subordinated promissory notes are non-interest bearing, subject to certain repayment provisions as defined in the agreement. At September 25, 1997 and December 26, 1996, Bagcraft had outstanding borrowings of $221,000 and $231,000, respectively, under this loan agreement.


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


8.       REDEEMABLE COMMON STOCK

In recent years ARTRA has entered into various agreements under which it has sold its common shares along with options that require ARTRA to repurchase these shares at the option of the holder at a premium over the initial sales price. The increment in the option price over the initial sales price of redeemable common stock is reflected in the Company's financial statements by a charge to retained earnings. At September 25, 1997 and December 26, 1996 options were outstanding that, if exercised, would require ARTRA to repurchase 72,984 and 98,734 shares of its common stock for an aggregate amount of $3,277,000 and $3,657,000, respectively.

During 1987, ARTRA entered into an agreement with a private corporation under which it sold its common shares along with a put option that required ARTRA to repurchase these shares at the option of the holder. A major shareholder and executive officer of the private corporation is an ARTRA director. The put option agreement has been extended from time to time, most recently in November 1992. The private corporation received the right to sell to ARTRA 23,004 shares of ARTRA common stock at an initial put price of $56.76 pre share. The option price increases by an amount equal to 15% per annum for each day from March 1, 1991 to the date of payment by ARTRA, which option expires December 31, 1997. At September 25, 1997, the option price was $92.75 per share.

As additional consideration for its guaranty of $2,500,000 of ARTRA bank notes during the period March 1989 through March 1994, the private corporation noted above received 49,980 ARTRA common shares. On March 31, 1994, ARTRA entered into a series of agreements with its bank lender and with the above private corporation. Per terms of the agreements, the private corporation purchased $2,500,000 of ARTRA notes from ARTRA's bank and the bank released the private corporation from its $2,500,000 loan guaranty. As consideration for purchasing $2,500,000 of ARTRA bank notes, the private corporation received a $2,500,000 ARTRA note payable and an option to put back to ARTRA its 49,980 shares of ARTRA common stock at a price of $15.00 per share. The option price increases by $2.25 per share annually ($22.88 per share at September 25, 1997). During the first quarter of 1996 the ARTRA bank notes were discharged (see Note 5) and the $2,500,000 note payable to the private corporation and related accrued interest was paid in full principally with proceeds from additional short-term borrowings.

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

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



9.       REDEEMABLE PREFERRED STOCK

          Redeemable preferred stock (in thousands) consists of:

                                                              September 25,   December 26,
                                                                   1997            1996
                                                                 -------         -------
      Currently payable:
        Bagcraft redeemable preferred stock
          payable to a related party,
          cumulative $.01 par value,
          13.5%; including accumulated dividends;
          redeemable in 1997 with a liquidation
          preference equal to $100 per share;
          issued 8,650 shares                                   $  2,095        $  2,007

        BCA Holdings preferred stock, Series B,
          $1.00 par value, 6% cumulative,
          including accumulated dividends;
          redeemable in 1997 with a liquidation
          preference of $1,000 per share;
          8,135 shares authorized; issued 7,847.79
          shares in 1997 and 8,135 shares in 1996                  9,573           9,093
                                                                 -------         -------
                                                                $ 11,707        $ 11,100
                                                                 =======         =======

      Noncurrent:
        ARTRA redeemable preferred stock,
          Series A, $1,000 par value,
          6% cumulative payment-in-kind,
          including accumulated dividends,
          net of unamortized discount
          of $958 in 1997 and $1,271 in 1996;
          redeemable March 1, 2000 at $1,000
          per share plus accrued dividends;
          authorized 2,000,000 shares all series;
          issued 3,583.62 shares in 1997
          and 3,750 shares in 1996                              $  4,619        $  4,315

        BCA Holdings preferred stock, Series A,
          $1.00 par value, 6% cumulative,
          including accumulated dividends;
          redeemable in 1997 with a liquidation
          preference of $1,000 per share;
          10,000 shares authorized;
          issued 3,456.18 shares in 1997
          and 3,675 shares in 1996                                 4,259           4,363
                                                                 -------         -------
                                                                $  8,878        $  8,678
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

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



In August and September 1997 ARTRA repurchased 166.38 shares of ARTRA Series A redeemable preferred stock with a carrying value of $209,000 for cash of $120,000. The redeemable preferred stock purchase resulted in a gain of $89,000 which was reflected in the Company's condensed consolidated financial statements as a credit to additional paid-in capital.

The Series A Preferred Stock accrues dividends at the rate of 6% per annum and is redeemable by ARTRA on March 1, 2000 at a price of $1,000 per share plus accrued dividends. Accumulated dividends of $1,993,000 and $1,836,000 were accrued at September 25, 1997 and December 26, 1996, respectively.


         Bagcraft/BCA Holdings

In 1987, Bagcraft obtained financing from a subsidiary of Ozite through the issuance of a $5,000,000 unsecured subordinated note, due June 1, 1997. During 1992, per agreement with the noteholder, the interest payments were remitted to ARTRA and the noteholder received 675 shares of BCA Series A preferred stock ($1.00 par value, 6% cumulative with a liquidation preference equal to $1,000 per share) with a liquidation value of $675,000. In December, 1993, the unsecured subordinated note and accrued interest thereon were paid in full from proceeds of Bagcraft's Credit Agreement. Per agreement with the noteholder, the accrued interest outstanding on the note of $3,000,000 was remitted to ARTRA and the noteholder received an additional 3,000 shares BCA Series A preferred stock having a liquidation value of $3,000,000. Accumulated dividends of $802,000 and $688,000 were accrued at September 25, 1997 and December 26, 1996, respectively.

In 1987, Bagcraft issued to a subsidiary of Ozite $5,000,000 of preferred stock (50,000 shares of 13.5% cumulative, redeemable preferred stock with a liquidation preference equal to $100 per share) redeemable by Bagcraft in 1997 at a price of $100 per share plus accrued dividends. Dividends, which accrue and are payable semiannually on June 1 and December 1 of each year, are reflected in the Company's consolidated statement of operations as minority interest. The holder has agreed to forego dividend payments as long as such payments are prohibited by Bagcraft's lenders. Accumulated dividends of $1,230,000 and $1,142,000 were accrued at September 25, 1997 and December 26, 1996, respectively.

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

The BCA Series B preferred stock is redeemable on June 1, 1997. Accumulated dividends of $1,725,000 and $958,000 were accrued at September 25, 1997 and December 26, 1996, respectively.

In August and September 1997 ARTRA repurchased 218.82 shares of BCA Series A redeemable preferred stock and 287.21 shares of BCA Series B redeemable preferred stock with a combined carrying value of $611,000 for cash of $306,000. The BCA redeemable preferred stock purchase resulted in a gain of $305,000 which was reflected in the Company's consolidated statement of operations as minority interest.

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

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



10.      INCOME TAXES

The third quarter 1997 credit for income taxes represents a reversal of income taxes provided in prior years in excess of income taxes required. No income tax benefit was recognized in connection with the Company's 1997 pre-tax loss due to the Company's tax loss carryforwards and the uncertainty of future taxable income. The 1996 extraordinary credit represents a net gain from discharge of indebtedness. No income tax expense is reflected in the Company's financial statements resulting from the 1996 extraordinary credit due to the utilization of tax loss carryforwards.

At September 25, 1997, the Company and its subsidiaries had Federal income tax loss carryforwards of approximately $36,000,000, expiring principally in 2002 - 2010, available to be applied against future taxable income, if any. In recent years, the Company has issued shares of its common stock to repay various debt obligations, as consideration for acquisitions, to fund working capital obligations and as consideration for various other transactions. Section 382 of the Internal Revenue Code of 1986 limits a corporation's utilization of its Federal income tax loss carryforwards when certain changes in the ownership of a corporation's common stock occurs. In the opinion of management, the Company is not currently subject to such limitations regarding the utilization of its Federal income tax loss carryforwards. Should the Company continue to issue a significant number of shares of its common stock, it could trigger a limitation that would prevent it from utilizing a substantial portion of its Federal income tax loss carryforwards.


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


12.      LITIGATION

The Company and its subsidiaries are the defendants in various business-related litigation and environmental matters. At September 25, 1997 and December 26, 1996, the Company had accrued current liabilities of $1,900,000 for potential business-related litigation and environmental liabilities. While these litigation and environmental matters involve wide ranges of potential liability, management does not believe the outcome of these matters will have a material adverse effect on the Company's financial statements. However, ARTRA may not have available funds to pay liabilities arising out of these business-related litigation and environmental matters or, in certain instances, to provide for its legal defense.

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

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



13.      RELATED PARTY TRANSACTIONS

Advances to Peter R. Harvey, ARTRA's president, classified in the condensed consolidated balance sheet as a reduction of common shareholders' equity, (in thousands) consist of:

                                                      September 25, December 26,
                                                            1997        1996
                                                         --------    --------

    Total advances, including accrued interest           $ 17,315    $  7,998

    Less interest for the period January 1,
      1993 to date, accrued and fully reserved             (2,241)     (1,530)
                                                         --------    --------

          Net advances                                   $ 15,074    $  6,468
                                                         ========    ========



ARTRA has total advances due from its president, Peter R. Harvey, of which $17,315,000 and $7,998,000, including accrued interest, remained outstanding at September 25, 1997 and December 26, 1996, respectively. A $7,500,000 July 1997 advance, as discussed below, bears intertest at 12%. The remaining advances of $9,815,000 and $7,998,000 at September 25, 1997 and December 26, 1996,
respectively, bear interest at the prime rate plus 2% (10.5% at September 25, 1997 and 10.25% December 26, 1996, respectively). This receivable from Peter R. Harvey has been classified as a reduction of common shareholders' equity.

Commencing January 1, 1993 to date, interest on the advances to Peter R. Harvey has been accrued and fully reserved. Interest accrued and fully reserved on the advances to Peter R. Harvey for the nine months ended September 25, 1997 and September 26, 1996 totaled $711,000 and $320,000, respectively.

In July 1997, ARTRA advanced an additional $7,500,000 to Peter R. Harvey. Mr. Harvey provided ARTRA with additional collateral for his advances consisting of
652.285 shares of ARTRA redeemable preferred stock (currently a 18.2% interest), 1,784.02 shares of BCA Series A redeemable preferred stock (currently a 51.6% interest) and 6,488.8 shares of BCA Series B redeemable preferred stock (currently a 82.7% interest). These ARTRA and BCA redeemable preferred shares were pledged by ARTRA as partial collateral for the July 1997 private placement of ARTRA promissory notes that funded the advance to Mr. Harvey. As of September 25, 1997, this additional collateral had a carrying value in ARTRA's condensed consolidated balance sheet of approximately $11,000,000. The advances were funded with the proceeds from the July 1997 private placement of ARTRA notes as discussed in Note 6.

As collateral for amounts due from Peter R. Harvey, in prior years the Company had received the pledge of 1,523 shares of ARTRA redeemable preferred stock (with a liquidation value of $1,523,000, plus accrued dividends) which are owned by Mr. Harvey. In addition, Mr. Harvey has pledged a 25% interest in Industrial Communication Company (a private company). Such interest is valued by Mr. Harvey at $800,000 to $1,000,000. During 1995, Peter R. Harvey entered into a pledge agreement with ARTRA whereby Mr. Harvey pledged additional collateral consisting of 42,067 shares of ARTRA common stock and 707,281 shares of Pure Tech International, Inc., a publicly traded corporation. Per terms of a February 1996 discharge of bank indebtedness (see Note 5), ARTRA received additional collateral from Mr. Harvey consisting of a $2,150,000 security interest in certain real estate, subordinated to the bank's $850,000 security interest in this real estate. In March 1997, the bank sold its interest in Mr. Harvey's note and the related collateral to a private investor. ARTRA retained its $2,150,000 security interest the real estate, subordinated to the noteholder's $850,000 security interest in this real estate.

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

In conjunction with COMFORCE's October 1995 acquisition of COMFORCE Telecom, ARTRA agreed to assume substantially all pre-existing COMFORCE liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation. Accordingly, at September 25, 1997 and December 26, 1996, respectively, $220,000 and $348,000 of such pre-existing Lori liabilities were classified in ARTRA's consolidated balance sheet at as current liabilities of discontinued operations.

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

The following table presents, as a percentage of net sales, operating expenses and other income (expense) included the Company's earnings (loss) from continuing operations for the three and nine month periods ended September 25, 1997 and September 26, 1996.

                                                             Three Months Ended     Nine Months Ended
                                                             ------------------     -----------------
                                                             Sept. 25,  Sept. 26,  Sept. 25,  Sept. 26,
                                                                1997       1996       1997       1996
                                                               -----      -----      -----      -----

     Net sales                                                 100.0%     100.0%     100.0%     100.0%
                                                               -----      -----      -----      -----
     Costs and expenses:
        Cost of goods sold,
          exclusive of depreciation and  amortization           81.6%      77.7%      80.5%      79.5%
        Selling, general and administrative                     12.9%      10.2%      13.2%      12.2%
        Depreciation and amortization                            3.4%       3.4%       3.5%       3.3%
                                                               -----      -----      -----      -----
                                                                97.9%      91.3%      97.2%      95.0%
                                                               -----      -----      -----      -----

     Operating earnings                                          2.1%       8.7%       2.8%       5.0%
                                                               -----      -----      -----      -----
     Other income (expense):
        Interest expense                                        -7.8%      -5.8%      -7.2%      -5.7%
        Amortization of debt discount                           -2.1%      -.6%       -2.2%       -.3%
        Realized gain on disposal of
          available-for-sale securities                           .4%       1.1%        .4%       5.3%
        Other income (expense), net                               .2%       --          .3%       -.2%
                                                               -----      -----      -----      -----
                                                                -9.3%      -5.3%      -8.7%       -.9%
                                                               -----      -----      -----      -----

     Earnings (loss) before income taxes,
        minority interest and extraordinary credit              -7.2%       3.4%      -5.9%       4.1%
     (Provision) credit for income taxes                          .6%       -.1%        .2%       -.1%
     Minority interest                                           -.2%      -1.2%       -.8%       -.2%
                                                               -----      -----      -----      -----
     Earnings (loss) before extraordinary credit                -6.8%       2.1%      -6.5%       3.8%
                                                               =====      =====      =====      =====


Three Months Ended September 25, 1997 vs. Three Months Ended September 26, 1996

Net sales of $32,325,000 for the three months ended September 25, 1997 were $2,928,000, or 10.0%, higher than net sales for the three months ended September 26, 1996. The 1997 net sales increase is attributable to certain promotions deferred by customers until the third quarter of 1997 and to Bagcraft's January 1997 acquisition of the business assets of AB Specialty, partially offset by 1996 sales to a former food service customer.

The Company's cost of sales of $26,385,000 for the three months ended September 25, 1997 increased $3,531,000 as compared to the three months ended September 26, 1996. Cost of sales for the three months ended September 25, 1997 was 81.6% of net sales compared to a cost of sales percentage of 77.7% for the three months ended September 26, 1996. The increase in cost of sales percentage is primarily attributable to competitive market conditions and a slightly less favorable product mix in 1997.

Selling, general and administrative expenses were $4,173,000 for the three months ended September 25, 1997 as compared to $2,995,000 for the three months ended September 26, 1996. Selling, general and administrative expenses were 12.9% of net sales for the three months ended September 25, 1997 as compared to 10.2% of net sales for the three months ended September 26, 1996. During the three months ended September 26, 1996, the Company favorably settled certain obligations accrued in prior years and reversed the excess of the estimated costs to settle such obligations over actual costs incurred.

Depreciation and amortization expense was $1,110,000 for the three months ended September 25, 1997 as compared to $995,000 for the three months ended September 26, 1996. Depreciation and amortization expense was 3.4% of net sales for the three month periods ended September 25, 1997 and September 26, 1996. The 1997 increase in depreciation and amortization is primarily attributable to Bagcraft's January 1997 acquisition of the business assets of AB Specialty.

The Company had operating earnings in the three months ended September 25, 1997 of $657,000 as compared to operating earnings of $2,553,000 in the three months ended September 26, 1996. The 1997 decrease in operating earnings is attributable to decreased operating margins and increased selling, general and administrative expenses as noted above.

Interest  expense  for the three  months  ended  September  25,  1997  increased
$818,000 as compared to the three months ended September 26, 1996. The 1997 increase is principally attributable to an increased level of borrowings and related loan fees incurred.

Amortization of debt discount was $675,000 for the three months ended September 25, 1997 as compared to $173,000 for the three months ended September 26, 1996. The 1997 increase is attributable to the December 1996 amendment and restatement of Bagcraft's Credit Agreement.

The third quarter 1997 credit for income taxes represents a reversal of income taxes provided in prior years in excess of income taxes required. No income tax benefit was recognized in connection with the Company's 1997 pre-tax loss due to the Company's tax loss carryforwards and the uncertainty of future taxable income.



Nine Months Ended September 25, 1997 vs. Nine Months Ended September 26, 1996

Net sales of $92,599,000 for the nine months ended September 25, 1997 were $2,437,000, or 2.7%, higher than net sales for the nine months ended September 26, 1996. The 1997 net sales increase is attributable to Bagcraft's January 1997 acquisition of the business assets of AB Specialty, partially offset by 1996 sales to a former food service customer.

The Company's cost of sales of $74,498,000 for the nine months ended September 25, 1997 increased $2,788,000 as compared to the nine months ended September 26, 1996. Cost of sales for the nine months ended September 25, 1997 was 80.5% of net sales compared to a cost of sales percentage of 79.5% for the nine months ended September 26, 1996. The increase in cost of sales percentage is primarily attributable to competitive market conditions and a slightly less favorable product mix in 1997.

Selling, general and administrative expenses were $12,205,000 for the nine months ended September 25, 1997 as compared to $10,967,000 for the nine months ended September 26, 1996. Selling, general and administrative expenses were 13.2% of net sales for the nine months ended September 25, 1997 as compared to 12.2% of net sales for the nine months ended September 26, 1996. During the the nine months ended September 26, 1996, the Company favorably settled certain obligations accrued in prior years and reversed the excess of the estimated costs to settle such obligations over actual costs incurred.

Depreciation and amortization expense was $3,262,000 for the nine months ended September 25, 1997 as compared to $2,954,000 for the nine months ended September 26, 1996. Depreciation and amortization expense was 3.5 % of net sales for the nine months ended September 25, 1997 as compared to 3.3% of net sales for the nine months ended September 26, 1996. The 1997 increase in depreciation and amortization is primarily attributable to Bagcraft's January 1997 acquisition of the business assets of AB Specialty.

The Company had operating earnings in the nine months ended September 25, 1997 of $2,634,000 as compared to operating earnings of $4,531,000 in the nine months ended September 26, 1996. The 1997 decrease in operating earnings is attributable to slightly decreased operating margins and increased selling, general and administrative expenses as noted above.

Interest expense for the nine months ended September 25, 1997 increased $1,557,000 as compared to the nine months ended September 26, 1996. The 1997 increase is principally attributable to an increased level of borrowings and related loan fees incurred.

Amortization of debt discount was $2,026,000 for the nine months ended September 25, 1997 as compared to $253,000 for the nine months ended September 26, 1996. The 1997 increase is attributable to the December 1996 amendment and restatement of Bagcraft's Credit Agreement.

The 1997 credit for income taxes represents a reversal of income taxes provided in prior years in excess of income taxes required. No income tax benefit was recognized in connection with the Company's 1997 pre-tax loss due to the Company's tax loss carryforwards and the uncertainty of future taxable income. The 1996 extraordinary credit represents a net gain from discharge of indebtedness. No income tax expense is reflected in the Company's financial statements resulting from the 1996 extraordinary due to the utilization of tax loss carryforwards.


Liquidity and Capital Resources

         Cash and Cash Equivalents and Working Capital

Cash and cash equivalents increased $120,000 during the nine months ended September 25, 1997. Cash flows from operating activities of $932,000 and cash flows from financing activities of $10,751,000 exceeded cash flows used by investing activities of $11,563,000. Cash flows from operating activities were principally attributable to the excess of non-cash expenses (principally depreciation and amortization) over and above the Company's net loss for the period. Cash flows from financing activities were principally attributable to a net increase in long-term borrowings. Cash flows used by investing activities principally represent funds an increased in a receivable from a related party as discussed in Note 13 to the condensed consolidated financial statements, funds expended to complete Bagcraft's acquisition of the business assets of AB Specialty and capital expenditures.

The Company's consolidated working capital deficiency increased $14,461,000 to $17,853,000 during the nine months ended September 25, 1997. The increase in working capital deficiency is principally attributable to unrealized depreciation of available-for-sale securities (COMFORCE common stock) and to additional short-term borrowings.

         Status of Debt Agreements and Operating Plan

         ARTRA Corporate

As of September 25, 1997, the Company's corporate entity had outstanding short-term indebtedness of $18,069,000 as discussed below.

         Secured Promissory Notes

         1997 Private Placements

In June 1997, ARTRA completed private placements of $4,975,000 of 12% promissory notes due in December 1997. As additional consideration the noteholders received warrants to purchase an aggregate of 228,750 ARTRA common shares at a price of $5.00 per share. The warrants expire in June 1999. The warrantholders have the right to put these warrants back to ARTRA at any time during a six month period commencing in December 1997, at prices of $2.00 to $2.40 per share. The cost of this obligation ($517,000 if all warrants are put back to the Company) is being accrued in the Company's financial statements as a charge to interest expense over the period June 1997 (the commencement date of the private placement) through December 1997 (the maturity date of the notes). The proceeds from the private placement were used principally to pay down other debt obligations. The promissory notes are collateralized principally as follows:

         Promissory notes with an aggregate principal amount of $2,000,000 are collateralized by a 25% interest in the common stock of ARTRA's BCA subsidiary (the parent of Bagcraft).

         The Company and the lender are currently negotiating the form of collateral for certain promissory notes with an aggregate principal amount of $2,975,000, which is anticipated to be substantially all of the Company's otherwise unencumbered COMFORCE common shares (approximately 1,000,000 shares).


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

In July 1997, borrowings from this lender were reduced to $3,000,000 with proceeds advanced to ARTRA from a Bagcraft term loan. As of September 25, 1997, ARTRA had total outstanding borrowings of $3,000,000 from this director collaterallized by a 75% interest in the common stock of ARTRA's BCA subsidiary (the parent of Bagcraft).

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


         Other

At December 26, 1996, ARTRA was the obligor under two demand notes, issued to an unaffiliated company, in the principal amount of $2,266,000, including accrued interest. The notes were issued in October, 1990 with interest at 15%. In July 1997, ARTRA paid all outstanding interest on these demand notes and reduced the principal amount outstanding under the demand notes to $1,518,000. In October 1997, the lender agreed to accept 357,720 ARTRA common shares in payment of the principal amount due on these notes.

At September 25, 1997 and December 26, 1996, ARTRA also had outstanding short-term borrowings from other unrelated parties aggregating $1,101,000 and $1,990,000. The notes, issued at various times during the period June 1994 to June 1997, with interest rates varying between 8 % and 15% mature at various times in 1997 and 1998.

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


         Peter R. Harvey Advances

As discussed in Note 13 to the Company's condensed consolidated financial statements, ARTRA has total advances due from its president, Peter R. Harvey, of which $17,315,000 and $7,998,000, including accrued interest, remained outstanding at September 25, 1997 and December 26, 1996, respectively. A $7,500,000 July 1997 advance, as discussed below, bears intertest at 12%. The remaining advances of $9,815,000 and $7,998,000 at September 25, 1997 and December 26, 1996, respectively, bear interest at the prime rate plus 2% (10.5% at September 25, 1997 and 10.25% December 26, 1996, respectively). This receivable from Peter R. Harvey has been classified as a reduction of common shareholders' equity.

Commencing January 1, 1993 to date, interest on the advances to Peter R. Harvey has been accrued and fully reserved. Interest accrued and fully reserved on the advances to Peter R. Harvey for the nine months ended September 25, 1997 and September 26, 1996 totaled $711,000 and $320,000, respectively.

In July 1997, ARTRA advanced an additional $7,500,000 to Peter R. Harvey. Mr. Harvey provided ARTRA with additional collateral for his advances consisting of
652.285 shares of ARTRA redeemable preferred stock (currently a 18.2% interest), 1,784.02 shares of BCA Series A redeemable preferred stock (currently a 51.6% interest) and 6,488.8 shares of BCA Series B redeemable preferred stock (currently a 82.7% interest). These ARTRA and BCA redeemable preferred shares were pledged by ARTRA as partial collateral for the July 1997 private placement of ARTRA promissory notes that funded the advance to Mr. Harvey. As of September 25, 1997, this additional collateral had a carrying value in ARTRA's condensed consolidated balance sheet of approximately $11,000,000. The advances were funded with the proceeds from the July 1997 private placement of ARTRA notes as discussed in Note 6 to the Company's condensed consolidated financial statements..

As collateral for amounts due from Peter R. Harvey, in prior years the Company had received the pledge of 1,523 shares of ARTRA redeemable preferred stock (with a liquidation value of $1,523,000, plus accrued dividends) which are owned by Mr. Harvey. In addition, Mr. Harvey has pledged a 25% interest in Industrial Communication Company (a private company). Such interest is valued by Mr. Harvey at $800,000 to $1,000,000. During 1995, Peter R. Harvey entered into a pledge agreement with ARTRA whereby Mr. Harvey pledged additional collateral consisting of 42,067 shares of ARTRA common stock and 707,281 shares of Pure Tech International, Inc., a publicly traded corporation. Per terms of a February 1996 discharge of bank indebtedness (see Note 5), ARTRA received additional collateral from Mr. Harvey consisting of a $2,150,000 security interest in certain real estate, subordinated to the bank's $850,000 security interest in this real estate. In March 1997, the bank sold its interest in Mr. Harvey's note and the related collateral to a private investor. ARTRA retained its $2,150,000 security interest the real estate, subordinated to the noteholder's $850,000 security interest in this real estate.

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


         Redeemable Common Stock

ARTRA has entered into various agreements under which it has sold its common shares along with options that require ARTRA to repurchase these shares at the option of the holder at a premium over the initial sales price. The increment in the option price over the initial sales price of redeemable common stock is reflected in the Company's financial statements by a charge to retained earnings. At September 25, 1997, options were outstanding that, if exercised, would require ARTRA to repurchase 72,984 shares of its common stock for an aggregate amount of $3,277,000. ARTRA does not have available funds to satisfy its obligations if these options were exercised. However the holders of redeemable common stock have the option to sell their shares in the market subject to the limitations of Securities Act Rule 144. At its discretion and subject to its financial ability, ARTRA could reimburse the optionholders for any short-fall resulting from such sale.


         Redeemable Preferred Stock

As discussed in Note 9 to the condensed consolidated financial statements, ARTRA, Bagcraft and Bagcraft's parent BCA have various redeemable preferred stock issues with an aggregate carrying value of $20,546,000 at September 25, 1997. Redeemable preferred stock issues with an aggregate carrying value of $11,668,000 at September 25, 1997, mature in 1997. The Bagcraft redeemable preferred stock, with a carrying value of $2,095,000 at September 25, 1997, was payable in June 1997. The BCA Series B redeemable preferred stock, with a carrying value of $9,573,000 at September 25, 1997, was also payable in June 1997. ARTRA does not have available funds to satisfy this obligation in its entirety. The Company is currently negotiating with the redeemable preferred shareholders to restructure or extend the maturity date of this obligation beyond 1997. In August and September 1997 ARTRA repurchased certain ARTRA and BCA redeemable preferred stock with a carrying value of approximately $800,000 for cash of approximately $430,000. The redeemable preferred stock purchases were funded with proceeds of short-term borrowings.


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

In December 1996, the Credit Agreement was amended and restated whereby, among other things, the maturity date of the Credit Agreement was extended to September 30, 2002 and certain loan covenants were amended. Term Loan A and Term Loan B, as previously defined in the Credit Agreement were consolidated into a new $20,000,000 term loan with interest at the lender's index rate plus .25% (8.75% at September 25, 1997 and 8.5% at December 26, 1996). Principal payments under the term loan were modified to provide for annual principal payments (payable in quarterly installments) in the amount of $2,000,000 in 1997 through 1999; $3,000,000 in 2000 and 2001; and $8,000,000 in 2002. The amended and restated Credit Agreement reduced the interest on the revolving credit loan to the lender's index rate and also provided for a $3,000,000 capital expenditures line of credit with interest at the lender's index rate plus .25%.

The amount available to Bagcraft under the revolving credit loan is subject to a borrowing base, as defined in the Credit Agreement, up to a maximum of $18,000,000. At September 25, 1997 and December 26, 1996, approximately $6,300,000 and $6,200,000, respectively, was available and unused by Bagcraft under the revolving credit loan. Borrowings under the revolving credit loan are payable upon maturity of the Credit Agreement, unless accelerated under terms of the Credit Agreement. At September 25, 1997 and December 26, 1996, the interest rate on the revolving credit loan was 8.5% and 8.25%, respectively.

Borrowings under the Credit Agreement are collateralized by the common stock and substantially all of the assets of Bagcraft. The Credit Agreement, as amended, contains various restrictive covenants, that among other restrictions, require Bagcraft to maintain minimum levels of tangible net worth and liquidity levels, and limit future capital expenditures and restricts additional loans, dividend payments and payments to related parties. In addition, the Credit Agreement prohibits changes in ownership of Bagcraft. At September 25, 1997 Bagcraft was in compliance with the provisions of its Credit Agreement.

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

         A $7,000,000 promissory note payable in ten installments of $700,000 due annually on July 21 of each year beginning in 1995 through maturity on July 21, 2004. Interest, at varying rates from 4.6% to 6.6%, is payable semi-annually. At September 25, 1997 and December 26, 1996, Bagcraft had outstanding borrowings of $4,900,000 and $5,600,000, respectively, under this loan agreement.

         A  $5,000,000   subordinated   promissory   note  payable  as  follows:
         $2,425,000 due in 1998;  and  $2,425,000 due in 1999. The  subordinated promissory note is non-interest bearing, subject to certain repayment provisions as defined in the agreement (as amended). At September 25, 1997 and December 26, 1996, Bagcraft had outstanding borrowings of $4,850,000 under this loan agreement.

         Two separate $250,000 subordinated promissory notes payable in varying installments through January 20, 2025. The subordinated promissory notes are non-interest bearing, subject to certain repayment provisions as defined in the agreement. At September 25, 1997 and December 26, 1996, Bagcraft had outstanding borrowings of $221,000 and $231,000, respectively, under this loan agreement.


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


         Investment In COMFORCE Corporation

ARTRA, along with its wholly owned Fill-Mor subsidiary, owns a significant minority interest in COMFORCE, consisting of 1,727,000 shares or approximately 13% of the outstanding common stock of COMFORCE as of September 25, 1997 with an aggregate value as of that date of $12,845,000.

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

In January 1996, the Company's Board of Directors approved the sale of 200,000 of ARTRA's COMFORCE common shares to certain officers, directors and key employees of ARTRA for non-interest bearing notes totaling $400,000. The notes, collateralized by the 200,000 COMFORCE common shares sold, are not payable until the earlier of the registration of these shares under the Securities Act of 1993 or the expiration of the applicable resale waiting period under Securities Act Rule 144. Additionally, the noteholders have the right to put their COMFORCE shares back to ARTRA in full payment of the balance of their notes. Based upon the preceding factors, the Company has concluded that, for reporting purposes, it has effectively sold options to certain officers, directors and key employees to acquire 200,000 of ARTRA's COMFORCE common shares. Accordingly, these 200,000 COMFORCE common shares have been removed from the Company's portfolio of "Available-for-sale securities" and are classified in the Company's condensed consolidated balance sheet at September 25, 1997 and December 26, 1996 as other receivables with an aggregate value of $400,000, based upon the value of proceeds to be received upon future exercise of the options. The disposition of these 200,000 COMFORCE common shares will result in a gain which has been deferred and will not be recognized in the Company's financial statements until the options to purchase these 200,000 COMFORCE common shares are exercised. As of September 25, 1997, no options to acquire any of the 200,000 COMFORCE common shares had been exercised. In October 1997, an executive officer of ARTRA exercised the right to acquire 40,500 of these COMFORCE common shares. In the fourth quarter of 1997, ARTRA will recognize a gain of approximately $150,000 on the sale of these 40,500 COMFORCE common shares.

During the three months ended September 25, 1997, ARTRA sold 12,703 COMFORCE shares in the market for proceeds of approximately $93,000. The disposition of these 12,703 COMFORCE shares resulted in a realized gain of $115,000, with cost determined by average cost.

In June 1997, ARTRA sold 5,000 COMFORCE shares in the market for proceeds of approximately $33,000. The disposition of these 5,000 COMFORCE shares during the quarter ended September 26, 1996 resulted in a realized gain of $42,000, with cost determined by average cost.

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

In June 1996, ARTRA sold 100,000 COMFORCE shares in the market, with the proceeds of approximately $3,100,000 used principally to pay down debt obligations. As additional consideration for two short-term loans, in April 1996 the lenders received 20,000 COMFORCE common shares held by ARTRA. The disposition of these 120,000 COMFORCE shares during the quarter ended September 26, 1996 resulted in additional realized gains of $3,452,000, with cost determined by average cost.

As additional consideration for a short-term loan, in September 1996 the lender received 50,000 COMFORCE common shares held by ARTRA resulting in an additional realized gain of $328,000, with cost determined by average cost.

At September 25, 1997 ARTRA's remaining investment in COMFORCE (1,727,000 shares, currently a common stock ownership interest of approximately 13%) was classified in the Company's consolidated balance sheet in current assets as "Available-for-sale securities." At September 25, 1997 the gross unrealized gain relating to ARTRA's investment in COMFORCE, reflected as a separate component of shareholders' equity, was $15,924,000.


         Litigation

The Company and its subsidiaries are the defendants in various business-related litigation and environmental matters. See Note 12 to the Company's condensed consolidated financial statements. At September 25, 1997 and December 26, 1996, the Company had accrued $1,900,000 for potential business-related litigation and environmental liabilities. However, as discussed above ARTRA may not have available funds to pay liabilities arising out of these business-related litigation and environmental matters or, in certain instances, to provide for its legal defense. ARTRA could suffer severe adverse consequences in the event of an unfavorable judgment in any of these matters.

         Net Operating Loss Carryforwards

At September 25, 1997, the Company and its subsidiaries had Federal income tax loss carryforwards of approximately $36,000,000, expiring principally in 2002 - 2010, available to be applied against future taxable income, if any. In recent years, the Company has issued shares of its common stock to repay various debt obligations, as consideration for acquisitions, to fund working capital obligations and as consideration for various other transactions. Section 382 of the Internal Revenue Code of 1986 limits a corporation's utilization of its Federal income tax loss carryforwards when certain changes in the ownership of a corporation's common stock occurs. In the opinion of management, the Company is not currently subject to such limitations regarding the utilization of its Federal income tax loss carryforwards. Should the Company continue to issue a significant number of shares of its common stock, it could trigger a limitation that would prevent it from utilizing a substantial portion of its Federal income tax loss carryforwards.


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

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

         The information required by Part II, Item 1 of Form 10-Q is hereby incorporated by reference to Note 12 to the Company's condensed consolidated financial statements for the quarter ended Septmber 25, 1997 included in Part I, Item 1 of this Form 10-Q.


Item 6.  Exhibits and Reports On Form 8-K


                  (a)      Exhibits:


                           EXHIBIT 11

                   Computation of earnings per share and equivalent share of common stock for the nine months ended September 25, 1997 and September 26, 1996.



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






                                              ARTRA GROUP INCORPORATED
                                              ------------------------
                                                    Registrant







Dated:   November 7, 1997                         JAMES D. DOERING
                                     ------------------------------------------
                                     Vice President and Chief Financial Officer