Form 10-K
period 1997-12-31
ARTRA GROUP INC
filed 1998-03-30
CIK 200243

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 31, 1997

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from _________ to __________

                          Commission file number 1-3916

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


State the aggregate market value of the voting stock held by nonaffiliates of the registrant at February 28, 1998: $23,238,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                             Outstanding at February 28, 1998
-------------------------------              --------------------------------
Common stock, without par value                         7,865,228


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

At December 31, 1997 ARTRA held approximately 10% of the outstanding common stock of COMFORCE Corporation ("COMFORCE", formerly The Lori Corporation "Lori"). Prior to September 28, 1995, COMFORCE/Lori was a majority owned subsidiary of ARTRA operating as a designer and distributor of popular-priced fashion costume jewelry and accessories. In September 1995 COMFORCE adopted a plan to discontinue its jewelry business. Effective October 17, 1995, COMFORCE entered the telecommunications and computer technical staffing and consulting services business with the acquisition of COMFORCE Telecom Inc. COMFORCE has subsequently expanded this business through various acquisitions. See Notes 3 and 6 to the Company's consolidated financial statements for a further discussion of ARTRA's investment in COMFORCE.


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

Sales orders are processed, and manufacturing and delivery schedules are determined primarily at Bagcraft's headquarters and production facility in Chicago. In September, 1994, Bagcraft completed the construction of a 265,000 sq. ft. production facility in Baxter Springs, Kansas. The Kansas facility, which has added production capacity in Bagcraft's growing food service products business, replaced Bagcraft's production facility in Joplin, Missouri (which was conveyed to a contractor involved in constructing the Baxter Springs facility in partial consideration of such contractor's fees), its facility in Carteret, New Jersey (which was sold in 1994) and its facility in Forest Park, Georgia (which was converted into a distribution facility until it was closed in June 1996 and subsequently sold in 1997).

Bagcraft's products are sold throughout the United States by a sales force of approximately 18 full-time salespersons who sell direct or to wholesale distributors. Bagcraft also utilizes a number of independent brokers who sell Bagcraft products to large food processors and food chains. Bagcraft presently sells its products to more than 2,000 customers. Although some of these are the largest and most recognizable companies in the food industry, no single customer accounted for more than 10% of ARTRA's consolidated net sales in 1997.

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

In 1997 Bagcraft restructured its marketing its into seven segments: Food Service, Supermarket Deli/Bakery and Pharmacy, Retail Packaging, Concessions, Microwave /International/Motion Sickness, and Distribution.


         Food Service

In 1997 the Food Service Segment accounted for approximately 47% of Bagcraft's total sales. The Food Service Division markets to the Quick Serve Restaurant ("QSR"), Convenience Store, and Full Service Restaurant segments.

Approximately 93% of sales for the Food Service Segment are attributable to QSRs. Representative customers for this segment include McDonald's, Wendy's, Burger King, Taco Bell, Dairy Queen and Boston Market. Bagcraft products sold to QSRs include specialized bags and sheets constructed of foil and paper, for hamburgers, subs, hot dogs, tacos, sandwiches, French fries, chicken and other fast food products.

The development of the Honeycomb(TM) foil sheet helped propel Bagcraft to its industry leading position. The Honeycomb sheet is an innovative construction which incorporates a moisture absorbing layer that prevents buns from becoming soggy, and keeps food warm for a longer period of time. In addition, when used to replace rigid packaging, it provides substantial space savings and represents significant source reduction to the solid waste system - a growing concern for environmentally conscious companies. Bagcraft has been recognized for numerous other innovations in packaging within the QSR market, including Churches' To Go Bag, McDonald's hash brown bag, and Rotisserie Chicken's To Go! Bag. The Food Services Segment's leading products are described below.

   Product                              Description
   -------                              -----------
   Laminated Foil Sandwich Bags        Small   honeycombs  of  air   built  into
                                       Bagcraft's exclusive  lamination   absorb
                                       moisture to help prevent soggy buns and provide superior insulation.

   Laminated Foil Sheets               Same as above but in sheet form.

   Laminated Paper  Sheets             Has most  of the  benefits of foil and is
                                       also microwaveable;  the fastest  growing
                                       item in the Food Service Segment.

   Paper Sheets                        Economical as a quick wrap for sandwiches
                                       and as tray liners.

   French Fry Bags                     Stain   resistant  packages  of   various
                                       sizes.


Bagcraft's state-of-the-art printing capabilities also provide a competitive advantage in servicing QSRs. Bagcraft's ability to register print, front and back, on foil and paper enable the Company to print up to eight different sandwich varieties on a single sheet, which further reduces customer inventory and storage space requirements. Bagcraft was also the first manufacturer to print 6-color sheets, producing the most visually appealing packaging for the QSR market.

The Convenience Store and Food Service Restaurant segments of the Food Services accounted for approximately 3% of Bagcraft's 1997 sales. With a similar product line to the QSR segment, leading Convenience Store segment customers include 7-Eleven, WaWa, AM/PM, and Mobil. Leading Food Service Restaurant segment customers include Pizza Hut and the Olive Garden.

The Company's leadership in the Food Services area has been significantly advanced by Bagcraft's new Baxter Springs facility. The Baxter Springs plant features state-of-the-art printing and converting equipment which allow the Company to be the low cost producer with the widest array of capabilities in its Food Service product offerings.


         Supermarket Deli/Bakery and Pharmacy

Bagcraft is the industry leader in supplying the specialized bag needs to the Deli and Bakery departments within Supermarkets, and a significant supplier to a leading Pharmacy. Revenues in this segment accounted for approximately 13% of Bagcraft's total 1997 sales. Bakeries, including those in supermarkets and various retail chains, account for the majority of this segment's sales. Customers in this segment include Publix, Albertson's, Winn-Dixie, Wakefern, and Walgreen's. A number of the Supermarket Deli/Bakery and Pharmacy segment's products, including Dubl-Wax(R), Dubl-Panel(R), Dubl-Clear(R) and Sealing-Strip(TM), represent a significant manufacturing innovations which have contributed to Bagcraft's position as the industry leader. Bagcraft believes the outlook for the future indicates stability and growth.

One of the successful additions to this segment is the "To Go!" Bags(TM). These single and double wall grease proof and moisture resistant bags offer superior performance relative to rigid containers such as tubs and cartons and cost much less on a per unit basis. To Go! Bags(TM) also provide the environmental and storage advantages of bags. "To Go!" Bags(TM) have been enthusiastically received and expected to continue market penetration.

Similarly, the patented Message Center Bag(TM) has a "tear out" portion which has a variety of uses, including "proof of purchase", coupon offers, restaurant and deli menus, and others. This new product, as well as other patents pending in the promotional field, are enabling the Company to expand its offerings of tie-in advertising and cross merchandising. Under these programs, national firms utilize the Message Center Bag(TM) to display their ads and work out a coordinated program to have the Message Center Bag(TM) incorporated in their regular bags. The table below lists the leading products sold to the Supermarket Deli/Bakery and Pharmacy segment, and provides a brief description of each.

   Product                               Description
   -------                               -----------
   Dubl-Clear(R)                         Bag   Translucent   bag,  in  pinch  or
                                         Self-Opening  Style  ("S.O.S.")  style,
                                         used  in  stores'   self-service  bins;
                                         makes it easier for cashier to identify
                                         contents and can be closed  easily with
                                         tape when  produced  with the  Bagcraft
                                         Sealing Strip(TM).

   Dubl-Wax(R)Bag                        Dubl-Wax(R)Bag  enables  baked foods to
                                         stay fresh and tasty  without  becoming
                                         soggy (in pinch or S.O.S.).

   Laminated Foil Bags                   Multi-color  laminated   bags  for  the
                                         packaging of specialty  breads and deli
                                         items.  Can be used  in  a conventional
                                         oven or on a grill for enhanced flavor.

   Dubl Panel(R)                         Clear   film   panel  for   visibility,
                                         surrounded by paper, which can be waxed
                                         on one or two  sides  for  extra  shelf
                                         life.

   Paper Bags                            Printed,  but where  visibility  is not
                                         needed.  Used  especially for specialty
                                         breads  such  as  French,  Italian  and
                                         Baguettes.

   Window Bags                           A clear  window  displays  the  product
                                         within.  Used  especially  for  quality
                                         baked  products,  this  product  has  a
                                         tamper  resistant  closure,  yet can be
                                         opened and reclosed.

         Retail Packaging

Bagcraft enjoys significant competitive advantages in its Retail Packaging segment through its ability to offer this set of customers innovative and patented products. With revenues of $12 million, this segment accounted for approximately 9% of the Bagcraft's total sales in 1997. The Retail Packaging segment features products for the packaging of bakery goods, such as bagel chips, cookies, biscotti, dry pasta, donuts, coffee, pre-popped popcorn and specialized promotional items. This division provides bags with transparent windows, metal tin tie attachments, and Tac Label(TM) closures. Customers for the division include Superior, Burns & Ricker and Interstate Brands.

Many of the products sold to this segment of customers represent unique additions to Bagcraft's standard products. The Cue-Pon Bag(TM) has a "tear out" coupon affixed near the window of the bag which offers the shopper the immediate benefit of the coupon upon purchase. The Cue-Pon Pocket Bag(TM) has a pouch on the front of the bag which can be filled with novelty items by the retailer.

As discussed in Note 3 to the Company's consolidated financial statements, Bagcraft's January 1997 purchase of AB Specialty Holding Company, Inc. ("AB") enhanced Bagcraft's Retail Packaging business through AB's capabilities in heat-sealed bottom bags as well as its ability to produce 6 color process printed decorative bags. The table below lists the Retail Packaging Segment's leading products, and provides a brief description of each.

   Product                               Description
   -------                               -----------

   Coffee Bags                           Double  wall bags,  many  with tin  tie
                                         attachments   for    whole    bean   or
                                         pre-ground coffee.

   Window Bags                           Self-opening    bags    with    special
                                         shaped  windows  for  easy  viewing  of
                                         packaging contents.

   Cookie Bags                           Heat  sealed  top  and  bottom,  highly
                                         protective and attractively printed for
                                         maximum customer appeal.

   Bagel Chip                            Self-opening   bags  with  heat  sealed
                                         bottoms and liners.


         Concessions

The Concessions market segment encompasses all food service items sold at stadiums and movie theaters, including circuit-owned cafes and restaurants, accounting for approximately 4% of Bagcraft's 1997 sales. The principal product sold to these customers is the theater popcorn bag, which provide the theater chains with a more economical package that is easy to dispose of and substantially reduces the amount of space needed to inventory the product. These double wall bags provide many of the properties of rigid containers such as tubs and cartons with the environmental and storage advantages of bags. Bagcraft is the leading supplier of popcorn bags to theater chains such as General Cinema Corporation, Carmike and Mann Theaters.


         Microwave/International/Motion Sickness

The Microwave/International/Motion Sickness segment, which contributed approximately 2% of Bagcraft's 1997, represents an example of Bagcraft's high technology advancements. Bagcraft was instrumental in the development of the first microwave popcorn bag and played an important role in developing the "susceptor" accelerator technology which is incorporated into these products. The susceptor technology involves placing a metallized material into the popcorn bag which accelerates the heat transfer and results in a higher percentage of the popcorn kernels being popped. Bagcraft continues to provide packaging upgrades to this industry.

In recent years, Bagcraft has experienced a decline in its domestic microwave popcorn business because of a flat and-consumer market and the acquisition of one of its major customers by a company with its own packaging ability. Sales growth, however, has recently been assisted by the Brown and Crisp microwave cooking bag. Produced exclusively for A.D. Tech, this product significantly expands the number of food items which can be effectively cooked in a microwave.

Bagcraft currently supplies motion sickness bags to United, Delta, Southwest and Northwest Airlines, and, with the addition of the heat-sealed bottoms capability from the AB acquisition, is actively seeking to further its airline motion sickness business from the other major carriers.


         Distribution

The Company's Distribution segment sells to distributors who service many smaller accounts in a particular geographic region. The Distribution segment represented approximately 21% of Bagcraft's 1997 sales. Customers include such leading distributors as Sysco, Alliant Foodservice, Bunzl, Unisource, and ResourceNet. Bagcraft leads the industry in providing the widest variety of immediately available unprinted and stock printed bags and sheets. Bagcraft's stock product line boasts some 300 generically printed stock products. Stock products are bought and inventories by distributors who, in turn, sell them in varying quantities to end-users for a multitude of purposes. The stock line is sold mainly through Bagcraft field salespeople and Chicago in-bound telemarketing efforts. The table below lists a number of the Distribution segment's leading products, and provides a brief description of each.

   Product                               Description
   -------                               -----------

   Foil Honeycomb(TM) Sheets             Small  honeycombs  of  air  built  into
                                         Bagcraft's  exclusive lamination absorb
                                         moisture to help prevent soggy buns and
                                         provide superior insulation.

   SOS Bakery/Deli  Bags                 Self-opening  flat  bottom  waxed  bags
                                         with stand-up bottoms for fast  loading
                                         at bakery and deli operations.

   Pinch Paper Bread Bags                Complete  range of shapes and sizes for
                                         every style of bread.

   SOS Popcorn Bags                      Flat  bottom  popcorn  bags  to replace
                                         bulky  tubs  and  cartons in  theaters,
                                         stadiums, concession stands and malls.

   To Go!(TM) Bags                       Flat bottom bags with e xcellent grease
                                         and moisture  barriers engineered  with
                                         special breathing  vents  for  chicken,
                                         ribs and other hot foods to go.

   Foil Insulator Bags                   Paper laminated to foil bags;  provides
                                         excellent heat retention.

   Coffee Bags                           Double  wall  bags,  many  with tin tie
                                         attachments    for   whole    bean   or
                                         pre-ground coffee




Employees

At December 31, 1997, the Company employed approximately 1,000 persons. The Company considers its relationships with its employees to be good.

Item 2.  Properties

The following table sets forth a brief description of the properties of the Company and its subsidiaries. The Company and its subsidiaries believe that all of their facilities are adequate for their present and reasonably anticipated future business requirements.


 Location                             General Description                                  Ownership
 --------                             -------------------                                  --------

 ARTRA:
    Northfield, IL (1)                Headquarters facility of                             Leased
                                      approximately 7,000 sq. ft
 Bagcraft:
     Chicago, IL                      Administrative and manufacturing facility of         Owned
                                      approximately 148,000 sq. ft.

     Chicago, IL (2)                  Warehouse and office facility of                     Leased, expiring in 2006
                                      approximately 63,000 sq. ft

     Baxter Springs, KS               Manufacturing, warehouse and office facility         Owned
                                      of approximately 265,000 sq. ft.

     Hialeah, FL (2) (3)              Manufacturing, warehouse and office facility         Leased, expiring in 1998
                                      of approximately 20,000 sq. ft.

     Medley, FL (3) (4)               Warehouse facility of approximately 20,000 sq.ft.    Leased, expiring in 1999


-------------------------------------------------------------------------------


     (1) This lease expired in December 1997 and this facility is currently being leased on a month to month basis. Effective December 1995, the building was purchased by a trust owned by John Harvey, the Company's Chairman of the board of directors.

     (2) This lease provides for a ten-year option to renew at the current market rate.

     (3) This lease was assumed in conjunction with Bagcraft's January 1997 acquisition of AB Specialty Holding Company.

     (4)  This lease provides for a two-year renewal option.


Item 3.  Legal Proceedings

The Company and its subsidiaries are the defendants in various business-related litigation and environmental matters. At December 31, 1996 the Company had accrued $1,800,000 for business-related litigation and environmental liabilities. While these litigation and environmental matters involve wide ranges of potential liability, management does not believe the outcome of these matters will have a material adverse effect on the Company's financial position; however it may have an adverse effect on the results of operations for an individual reporting period. However, ARTRA may not have available funds to pay liabilities arising out of these business-related litigation and environmental matters or, in certain instances, to provide for its legal defense.

In November, 1993, ARTRA filed suit in the Circuit Court of the Eighteenth Judicial Circuit for the state of Illinois (the "State Court Action") against Salomon Brothers, Inc., Salomon Brothers Holding Company, Inc., Charles K. Bobrinskoy, Michael J. Zimmerman (collectively, "Salomon Defendants"), D.P. Kelly & Associates, L.P. ("DPK"), Donald P. Kelly ("Kelly Defendants" along with
DPK), James F. Massey and William Rifkind relating to the acquisition of Envirodyne in 1989 by Emerald Acquisition Corp. ("Emerald"). Envirodyne had filed a Chapter 11 bankruptcy on January 7, 1993, which provided ARTRA with no value in the Emerald stock and junior debentures received in connection with the acquisition. On November 22, 1993, ARTRA filed a First Amended Complaint. The defendants removed the case to the Bankruptcy Court in which the Emerald Chapter 11 case is pending. On July 15, 1994, all but two of ARTRA's causes of action were remanded to the state court. The Bankruptcy Court retained jurisdiction of ARTRA's claims against the defendants for breaching their fiduciary duty as directors of Emerald to Emerald's creditors and interference with ARTRA's contractual relations with Emerald. On April 7, 1995, the Company's appeal of the Bankruptcy Court's order retaining jurisdiction over two claims was denied. On July 26, 1995, the Bankruptcy Court entered an order dismissing these claims. On August 4, 1995, ARTRA appealed from the Bankruptcy Court's dismissal order. That appeal was denied on October 31, 1996 by the United States District Court. ARTRA had a right to appeal the District Court's decision. This appeal had been filed in the United States Court of Appeals for the Seventh Circuit.

On July 18, 1995, ARTRA filed a Fourth Amended Complaint in the State Court Action for breach of fiduciary duty, fraudulent misrepresentation, negligent misrepresentation, and breach of contract and promissory estoppel. In the State Court Action, ARTRA sought compensatory damages of $136.2 million, punitive damages of $408.6 million and the repayment of approximately $33 million in fees paid to Salomon. The causes of action for breach of the fiduciary duty of due care were repleaded to reserve ARTRA's right to appeal the State Court's dismissal of the causes of action in the Third Amended Complaint. The cause of action against defendant Kelly was dismissed with prejudice pursuant to a stipulation between ARTRA and the Kelly Defendants.

On or about March 1, 1996, DPK brought a motion for summary judgment as to ARTRA's claims for breach of contract and promissory estoppel. DPK's motion was granted on June 4, 1996. The Company appealed this decision.

Effective December 31, 1997, the above parties reached a settlement agreement and all pending litigation was dismissed. ARTRA recognized a gain of $10,416,000, net of related legal fees and other expenses, resulting from the settlement agreement.

In January, 1985 the United States Environmental Protection Agency ("EPA") notified the Company's Bagcraft subsidiary that it was a potentially responsible party ("PRP") under the Comprehensive Environmental Responsibility Compensation and Liability Act ("CERCLA") for alleged release of hazardous substances at the Cross Brothers site near Kankakee, Illinois. Although Bagcraft has denied liability for the site, it has entered into a settlement agreement with the EPA, along with the other third party defendants, to resolve all claims associated with the site except for state claims. In May, 1994 Bagcraft paid $850,000 to formally extinguish the EPA claim. In September 1989, Bagcraft was served with a complaint filed by the State of Illinois against seventeen parties for alleged involvement with the Cross Brothers site. The complaint alleged Bagcraft was responsible for the costs of cleanup incurred and to be incurred. Although Bagcraft has denied liability for the site, it has entered into a settlement agreement with the State, along with the other potentially responsible parties, to resolve all claims associated with the site. In July 1997 Bagcraft paid approximately $150,000 to formally extinguish the state claim.

Bagcraft has been notified by the EPA that it is a potentially responsible party for the disposal of hazardous substances at the Ninth Avenue site in Gary, Indiana. This site is listed on the EPA's National Priorities list. A group of defendant PRPs, known as the Ninth Avenue Remedial Group, settled with the USEPA and agreed to remediate the site. This Group subsequently sued numerous third party defendants, including Bagcraft, alleged also to be responsible parties at the site. The plaintiffs have produced only limited testamentary evidence, and no documentary evidence, linking Bagcraft to this site, and the Company has neither discovered any records which indicate, nor located any current or former employees who have advised, that Bagcraft deposited hazardous substances at the site. In October 1997 Bagcraft paid $40,000 to formally extinguish this claim.

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

In connection with the sale of its former Sargent Welch Scientific Company subsidiary, ARTRA assumed liabilities relating to early retirement claims. ARTRA is approximately $80,000 behind in scheduled payments. ARTRA intends to pay the entire liability, which is a maximum of $320,000, depending upon years lived by covered employees. ARTRA has accrued the entire $120,000 currently payable in its financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

On December 16, 1997, the annual meeting of shareholders of the Company was held, at which the shareholders voted on and approved the following matters:

     1. The election of the Board of Directors for a term of one year. A summary of the voting results is as follows:

                                                                    Shares
                     Director                   Shares For         Withheld
                     --------                   ----------         --------
                    Edward A. Celano             7,243,524           46,462
                    Howard A. Conant             7,242,624           47,362
                    Peter R. Harvey              7,241,413           48,573
                    John Harvey                  7,241,512           48,474
                    Robert L. Johnson            7,241,584           48,402
                    Gerard M. Kenny              7,239,684           50,302
                    Maynard K. Louis             7,241,624           47,362



     2. The appointment of Coopers & Lybrand L.L.P. as ARTRA's independent certified public accountants for the fiscal year ending December 31, 1997. A summary of the voting results is as follows:

                    For                          7,278,511

                    Against                          7,516

                    Abstain                          3,959

                                     PART II

Item 5.  Market  For the  Registrant's  Common  Equity and  Related  Shareholder
Matters.

ARTRA's common stock, without par value, is traded on the New York ("NYSE") and Pacific Stock Exchanges. The Company currently does not meet certain of the requirements for maintaining its listing on the NYSE and the NYSE is reviewing the status of the Company's listing on the exchange. As of December 31, 1997, the approximate number of holders of its common stock was 2,500.

The high and low sales prices for ARTRA's common stock, as reported in the NYSE Quarterly Market Statistics reports, during the past two fiscal years were as follows:

                                     1997                      1996
                             ---------------------    ----------------------
                              High           Low         High          Low
                             --------     --------    ---------     --------

   First quarter             6 - 3/8       4 - 1/2      6 - 3/4      4 - 5/8
   Second quarter            5 - 3/4       3 - 7/8      9 - 1/4      5 - 3/4
   Third quarter             5 - 1/8       3 - 1/2      8 - 3/8      4 - 3/4
   Fourth quarter            4 - 1/16      2 - 1/2      6 - 3/4      5



No dividends were paid in 1997 or 1996, nor are any anticipated in 1998. The Company was prohibited from paying dividends to its stockholders pursuant to the terms of its bank loan agreement that was discharged in February 1996. In addition, the Company's operating subsidiaries historically have been prohibited from or restricted in paying dividends or making distributions under their respective debt agreements (except for limited overhead allocations or payments in accordance with tax sharing agreements with the parent entity). Accordingly, current restrictions or limitations on the Company's Bagcraft subsidiary in upstreaming payments in 1998 and beyond would make the payment of dividends by ARTRA unlikely. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the loan agreements of the Company and its Bagcraft subsidiary.

Item 6.  Selected Financial Data.

Following is a consolidated summary of selected financial data of the Company for each of the five fiscal years in the period ended December 31, 1997. The information for the years ended December 28, 1995 and December 29, 1994 reflects the operations of Arcar Graphics, Inc. ("Arcar") in discontinued operations. The sale of Arcar (acquired effective April 9, 1994) was completed on October 26, 1995. Certain selected financial data for each of the three fiscal years in the period ended December 28, 1995 reflects the discontinuance of the Company's jewelry business, effective September 28, 1995, conducted by the former majority-owned subsidiary COMFORCE Corporation, formerly The Lori Corporation. In October 1995, due to issuances of COMFORCE common stock, the Company's ownership interest in COMFORCE common stock was reduced to approximately 25% and the investment in COMFORCE was accounted for under the equity method during the fourth quarter of 1995. Effective December 28, 1995, the Company adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Under this statement, the Company's investment in COMFORCE is classified as available for sale and is stated at fair value. See Notes 3 and 6 to the Company's consolidated financial statements for a further discussion of the Company's investment in COMFORCE.

                                                           Fiscal Year Ended (E)
                                           ---------------------------------------------------------
                                           1997         1996        1995        1994          1993
                                           -----       ------      ------      ------        ------
                                                   (In thousands except per share data)

 Net sales                              $ 125,027    $ 120,699   $ 121,879    $ 111,837    $ 113,584

 Earnings (loss) from
   continuing operations  (A) (B) (C)         773        3,549     (16,943)     (13,529)      (8,327)

 Earnings (loss) from
   discontinued operations (D)               --           --            10      (15,906)        (216)

 Extraordinary credits (E)                   --          9,424      14,030        8,965       22,057

 Net earnings (loss)                          773       12,973      (2,903)     (20,470)      13,514


 Earnings (loss) per share (F):

    Basic
      Continuing operations                  (.04)         .34       (2.70)       (2.52)       (1.87)
      Discontinued operations                --           --          --          (2.79)        (.04)
      Extraordinary credits                  --           1.25        2.07         1.57         4.57
      Net earnings (loss)                    (.04)        1.59        (.63)       (3.74)        2.66


    Diluted
      Continuing operations                  (.04)         .32       (2.70)       (2.52)       (1.84)
      Discontinued operations                --           --          --          (2.79)        (.04)
      Extraordinary credits                  --           1.19        2.07         1.57         4.49
      Net earnings (loss)                    (.04)        1.51        (.63)       (3.74)        2.61

Weighted average number of
  shares outstanding

      Basic                                 7,970        7,525       6,776        5,702        4,823
      Diluted                               7,970        7,939       6,776        5,702        4,908


 Total assets                              73,206       77,379      77,949       93,429       92,774
 Long-term debt                            50,619       34,207      34,113       19,673       29,264
 Debt subsequently discharged                --           --          --          9,750         --
 Cash dividends                              --           --          --           --           --







     (A) Earnings from continuing operations for the years ended December 31, 1997 and December 26, 1996 include realized gains of $2,531,000 and $5,818,000, respectively, from dispositions of COMFORCE common stock and a gain of $838,000 from an exchange of redeemable preferred stock of its Bagcraft subsidiary.

     (B) Earnings from continuing operations for the year ended December 31, 1997 includes a gain from settlement of litigation of $10,416,000, net of related legal fees and other expenses, and net related party compensation/expense reimbursement costs of $2,816,000 (see Note 19 to the Company's consolidated financial statements).

     (C) Earnings from continuing operations for the year December 26, 1996 includes a gain of $838,000 from an exchange of redeemable preferred stock of its Bagcraft subsidiary.

     (D) The loss from discontinued operations for the year ended December 28, 1995 includes a charge to operations of $6,430,000 to write-off the remaining goodwill of COMFORCE's jewelry business effective June 29, 1995, and a provision of $1,000,000 for loss on disposal of COMFORCE's jewelry business. Earnings from discontinued operations for the year ended December 28, 1995 includes a gain on sale of Bagcraft's Arcar subsidiary of $8,483,000. The loss from discontinued operations for the year ended December 31, 1994 includes a charge to operations of $10,800,000 representing a write-off of New Dimensions goodwill.

     (E) The 1996, 1995 and 1994 extraordinary credits represent gains from net discharge of bank indebtedness. The 1993 extraordinary credit represents a gain from a net discharge of indebtedness due to the reorganization of COMFORCE's New Dimensions subsidiary.

     (F) In 1997, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share" and restated prior periods accordingly.

     (G) In 1997, the Company changed its fiscal year end to December 31. In prior years the Company had operated on a 52/53 week fiscal year ending the last Thursday of December.



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

The Company's consolidated financial statements for the year ended December 28, 1995 were reclassified to report separately the results of operations of Arcar and COMFORCE's discontinued jewelry business prior to the deconsolidation of COMFORCE and its majority-owned subsidiaries effective October 1995. Accordingly, the following discussion of results of operations is presented for the Company's continuing operations at December 31, 1997, conducted by the Company's Bagcraft subsidiary.

The following table presents, as a percentage of net sales, operating expenses and other income (expense) included the Company's earnings (loss) from continuing operations for the three years in the period ended December 31, 1997.

                                                                            Year Ended
                                                           ----------------------------------------------

                                                           December  31,  December 26,   December 28,
                                                               1997           1996           1995
                                                           -------------  ------------   ------------
    Net sales                                                    100.0%        100.0%         100.0%
                                                                -----         -----          -----
    Costs and expenses:
       Cost of goods sold,
          exclusive of depreciation
          and amortization                                        81.2%         78.4%          84.1%
       Selling, general and administrative                        15.6%         13.0%          15.7%
       Depreciation and amortization                               3.5%          3.3%           3.6%
       Write-down of idle machinery and equipment                  -              -             1.2%
                                                                 -----          ----          -----
                                                                 100.3%         94.7%         104.6%
                                                                 -----          ----          -----
    Operating earnings (loss)                                     -0.3%          5.3%         - 4.6%
                                                                 -----          -----         -----
    Other income (expense):
       Interest expense                                           -7.4%         -6.1%          -7.7%
       Amortization of debt discount                              -2.2%         -0.5%          -0.3%
       Realized gain on disposal of                                2.0%          4.8%              -
    available-for-sale securities
       Litigation settlement                                       8.3%             -              -
       Gain on sale of idle machinery and                          0.7%             -              -
    equipment
       Other income (expense), net                                 0.3%         -0.1%          -0.1%
       Equity in loss of COMFORCE                                    -             -           -0.4%
                                                                 -----          -----          ----
                                                                   1.7%         -1.9%          -8.5%
                                                                 -----          ----           ----

    Earnings (loss) from continuing operations
       before income taxes and minority interest                   1.4%          3.4%         -13.1%
    Provision for income taxes                                        -         -0.1%              -
    Minority interest                                             -0.9%         -0.4%          -0.7%
                                                                  ----          ----           ----
    Earnings (loss) from continuing operations                     0.5%          2.9%         -13.8%
                                                                  ====          ====           ====

Year Ended December 31, 1997  vs. Year Ended December 26, 1996

Net sales of $125,027,000 for the year ended December 31, 1997 were $4,328,000, or 3.6%, higher than net sales for the year ended December 26, 1996. The 1997 net sales increase is attributable to Bagcraft's January 1997 acquisition of the business assets of AB Specialty, partially offset by sales during 1996 to a former food service customer.

The Company's cost of sales of $101,527,000 for the year ended December 31, 1997 increased $6,914,000 as compared to the year ended December 26, 1996. Cost of sales for the year ended December 31, 1997 was 81.2% of net sales compared to a cost of sales percentage of 78.4% for the year ended December 26, 1996. The increase in cost of sales percentage is primarily attributable to competitive market conditions, certain transition costs relating to the AB Specialty acquisition and a slightly less favorable product mix in 1997.

Selling, general and administrative expenses were $19,548,000 for the year ended December 31, 1997 as compared to $15,638,000 for the year ended December 26, 1996. Selling, general and administrative expenses were 15.6% of net sales for the year ended December 31, 1997 as compared to 13.0% of net sales for year ended December 26, 1996. The 1997 increase in selling, general and administrative expenses was principally attributable to net related party compensation/expense reimbursement costs of $2,816,000 (see discussion of Peter
R. Harvey advances below).

Depreciation and amortization expense was $4,364,000 for the year ended December 31, 1997 as compared to $3,927,000 for the year ended December 26, 1996. Depreciation and amortization expense was 3.5 % of net sales for the year ended December 31, 1997 as compared to 3.3% of net sales for year ended December 26, 1996. The 1997 increase in depreciation and amortization is primarily attributable to Bagcraft's January 1997 acquisition of the business assets of AB Specialty.

The Company had an operating loss in the year ended December 31, 1997 of $412,000 as compared to operating earnings of $6,521,000 in the year ended December 26, 1996. The 1997 operating loss is attributable to decreased operating margins and increased selling, general and administrative expenses as noted above.

Interest expense for the year ended December 31, 1997 increased $1,851,000 as compared to the year ended December 26, 1996. The 1997 increase is principally attributable to an increased level of borrowings and related loan fees incurred.

Amortization of debt discount was $2,702,000 for the year ended December 31, 1997 as compared to $548,000 for the year ended December 26, 1996. The 1997 increase is attributable to the December 1996 amendment and restatement of Bagcraft's Credit Agreement.

During the year ended December 31, 1997 the Company sold or otherwise disposed of 302,203 shares of COMFORCE common stock resulting in a realized gain of $2,531,000. During the year ended December 26, 1996 the Company sold or otherwise disposed of 331,333 shares of COMFORCE common stock resulting in a realized gain of $5,818,000.

Effective December 31, 1997, the ARTRA received a settlement from certain litigation relating to the acquisition of Envirodyne in 1989 by Emerald. ARTRA recognized a gain from the settlement agreement of $10,416,000, net of related legal fees and other expenses.

In December 1997 the company sold certain idle machinery and equipment written-off in prior years resulting in a gain of $932,000.

The 1996 extraordinary credit represents a net gain from discharge of indebtedness. No income tax expense is reflected in the Company's financial statements resulting from the 1996 extraordinary credit due to the utilization of tax loss carryforwards.

Year Ended December 26, 1996 vs. Year Ended December 28, 1995

         Continuing Operations

Net sales of $120,699,000 for the year ended December 26, were $1,180,000, or 1.0%, lower than net sales for the year ended December 28, 1995. The 1996 sales decrease is attributable to an overall volume decrease partially offset by increased selling prices. The 1996 volume decrease is principally attributable to a 1995 promotion by a major fast food customer. The increased 1996 selling prices were in response to the significant increases in paper costs in 1995.

The Company's cost of sales of $94,613,000 for the year ended December 26, 1996 decreased $7,895,000 as compared to the year ended December 28, 1995. Cost of sales for the year ended December 26, 1996 was 78.4% of net sales compared to a cost of sales percentage of 84.1% for the year ended December 28, 1995. The decrease in cost of sales is primarily attributable to lower paper costs and the decreased 1996 sales volume as noted above. The decrease in cost of sales percentage is primarily attributable to lower paper costs and improved production efficiencies in 1996.

Selling, general and administrative expenses were $15,638,000 in the year ended December 26, 1996 as compared to $19,131,000 in the year ended December 28, 1995. Selling, general and administrative expenses were 13.0% of net sales in the year ended December 26, 1996 as compared to 15.7% of net sales in the year ended December 28, 1995. The 1996 decrease in selling, general and administrative expenses is primarily attributable to a third quarter 1995 compensation charge related to the issuance of a 35% common stock interest in COMFORCE as additional consideration for certain individuals to enter into employment or consulting services agreements to manage COMFORCE's entry into and development of the telecommunications and computer technical staffing services business.

Depreciation and amortization expense was $3,927,000 in the year ended December 26, 1996 as compared to $4,330,000 in the year ended December 28, 1995. Depreciation and amortization expense was 3.3 % of net sales in the year ended December 26, 1996 as compared to 3.6% of net sales in the year ended December 28, 1995. The 1996 decrease in depreciation and amortization expense is primarily attributable to the December, 1995 write-down of idle machinery and equipment dedicated to the production of microwave popcorn products.

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

Interest expense,  including  amortization of debt discount,  for the year ended
December 26, 1996 decreased $1,777,000 as compared to the year ended December 28, 1995. The 1996 decrease is principally due to discharges of bank indebtedness in the fourth quarter of 1995 and the first quarter of 1996.

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



Liquidity and Capital Resources

         Cash and Cash Equivalents and Working Capital

Cash and cash equivalents increased $5,820,000 during the year ended December 31, 1997. The increase in cash and cash equivalents is primarily attributable to December proceeds from a litigation settlement (see Note 18 to the consolidated financial statements), partially offset by pay downs of certain debt obligations. During the year ended December 31, 1997, cash flows from financing activities of $6,222,000 were principally attributable to a net increase in long-term borrowings. Cash flows used by operating activities of $287,000 during the year ended December 31, 1997 were principally attributable the Company's operating loss. Cash flows used by investing activities of $115,000 during the year ended December 31, 1997 principally represent an increase in the receivable from a related party as discussed in Note 19 to the consolidated financial statements, funds expended to complete Bagcraft's acquisition of the business assets of AB Specialty and capital expenditures, offset by proceeds from litigation settlement and proceeds from sale of COMFORCE common stock.

The Company's consolidated working capital deficiency decreased $2,957,000 to $435,000 during the year ended December 31, 1997. The decrease in working capital deficiency is principally attributable to $4,725,000 of ARTRA short-term private placement notes, refinanced in January 1998, reclassified as long-term debt at December 31, 1997.


         Status of Debt Agreements and Operating Plan

         ARTRA Corporate

As of December 31, 1997, the Company's corporate entity had outstanding short-term indebtedness of $15,451,000 as discussed below.


         Promissory Notes

         1997 Private Placements

In December 1997, ARTRA completed private placements of $5,375,000 of 12% promissory notes due in December 1998. As additional consideration the noteholders received warrants to purchase an aggregate of 107,500 ARTRA common shares at a price of $3.00 per share. The warrants expire in November and December 1999. The warrantholders have the right to put these warrants back to ARTRA at any time during a period commencing in December 1998 and ending in May 1999, at a price of $1.50 per share. The cost of this obligation ($161,250 if all warrants are put back to the Company) was accrued in the Company's financial statements as a charge to interest expense. In the event of a default, as defined in the note agreements, the promissory notes will bear interest at 37%. The proceeds from the private placement were used principally to pay down other debt obligations.

In July 1997, ARTRA completed private placements of $7,475,000 of 12% promissory notes due in January 1998. As additional consideration the noteholders received warrants to purchase an aggregate of 199,311 ARTRA common shares at a price of $3.75 per share. The warrants expire in July 1998. The warrantholders have the right to put these warrants back to ARTRA at any time during a period commencing in January 1998 and ending in August 1999, at a price of $3.00 per share. The cost of this obligation ($598,000 if all warrants are put back to the Company) was amortized in the Company's financial statements as a charge to interest expense over the period July 1997 (the date of the private placement) through January 1998 (the scheduled maturity date of the notes). The promissory notes were collateralized principally as follows:

         A $4,000,000 note is collateralized by 575,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary and a secondary interest in the common stock of ARTRA's BCA subsidiary (the parent of Bagcraft).

         Promissory notes with an aggregate principal amount of $3,475,000 are collateralized by 652.285 shares of ARTRA redeemable preferred stock (then a 17.4% interest), 1,784.02 shares of BCA Series A redeemable preferred stock (then a 48.5% interest) and 6,488.8 shares of BCA Series B redeemable preferred stock (then a 79.8% interest).

The proceeds from the July 1997 private placement were advanced to Peter R. Harvey as discussed below and in Note 19 to the consolidated financial statements.

The July 1997 private placement notes were repaid and /or refinanced with proceeds of a January 1998 private placement of 12% notes and with proceeds from the litigation settlement discussed in Note 18 to the consolidated financial statements. The January 1998 private placement notes, in the principal amount of $5,925,000, are payable in January 1999. As additional consideration the January 1998 private placement noteholders received warrants to purchase an aggregate of 116,500 ARTRA common shares at a price of $3.00 per share. The warrants expire in January 2000. The warrantholders have the right to put these warrants back to ARTRA at any time during a six-month period commencing in January 1999 and ending in July 1999, at a price of $1.50 per share. The cost of this obligation ($175,000 if all warrants are put back to the Company) will be amortized in the Company's financial statements as a charge to interest expense.

The December 1997 and January 1998 private placement notes are collateralized by 900,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary and by ARTRA's interest in all of the common stock of BCA (the parent of Bagcraft).

In June 1997, ARTRA completed private placements of $4,975,000 of 12% promissory notes due in December 1997. As additional consideration the noteholders received warrants to purchase an aggregate of 228,750 ARTRA common shares at a price of $3.75 per share. The warrants expire in June 1999. The warrantholders have the right to put these warrants back to ARTRA at any time during a period commencing in December 1997 and ending in May 1999, at prices of $2.00 to $2.40 per share. The cost of this obligation ($517,000 if all warrants are put back to the Company) was amortized in the Company's financial statements as a charge to interest expense over the period June 1997 (the commencement date of the private placement) through December 1997 (the maturity date of the notes). The proceeds from the private placement were used principally to pay down other debt obligations. The notes were paid at maturity in December 1997 principally with proceeds from the December 1997 private placement.


         1996 Private Placement

In April 1996, ARTRA commenced a private placement of $7,675,000 of 12% promissory notes due April 15, 1997. As additional consideration the noteholders received warrants to purchase an aggregate of 418,750 ARTRA common shares at a price of $3.75 per share, as amended. The warrants expire April 15, 1999. The warrantholders have the right to put these warrants back to ARTRA at any time during the period April 15, 1997 to October 15, 1998, at a price of $2.00 per share. The cost of this obligation ($837,500 if all warrants are put back to the Company) was amortized in the Company's financial statements as a charge to interest expense over the period April 15, 1996 (the commencement date of the private placement) through April 15, 1997 (the maturity date of the notes as well as the date the warrantholders have the right to put their warrants back to ARTRA). During 1997, warrants to purchase 50,000 ARTRA common shares were put back to the Company at a cost of $100,000. These promissory notes were collateralized by ARTRA's interest in all of the common stock of BCA (the parent of Bagcraft). The proceeds from the private placement, completed in July 1996, were used principally to pay down other debt obligations. During the second quarter of 1997, the Company repaid these promissory notes with the proceeds of additional short-term borrowings and with funds received from the Company's Bagcraft subsidiary in accordance with a May 1997 amendment to its credit agreement (see Note 9 to the consolidated financial statements).

         Amounts Due To Related Parties

At December 26, 1996, ARTRA had outstanding borrowings of $500,000 from an outside director of the Company evidenced by a short-term note bearing interest at 10%. The loan was collateralized by 125,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary. As additional compensation for the loan and a December 1996 extension, the director received five year warrants to purchase an aggregate of 50,000 ARTRA common shares at a prices ranging from $5.00 to $5.875 per share. The proceeds of the loan were used for working capital.

In January 1997, ARTRA borrowed an additional $300,000 from this director evidenced by a short-term note, due December 23, 1997, bearing interest at 8%. The loan was collateralized by 100,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary. As additional compensation for the loan, the lender received a warrant, expiring in 2002, to purchase 25,000 ARTRA common shares at a price of $5.75 per share.

In March 1997, ARTRA borrowed an additional $1,000,000 from this director evidenced by a short-term note, due May 26, 1997, bearing interest at 12%. The loan was collateralized by 585,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary. As additional compensation, the lender received an option to purchase 25,000 shares of COMFORCE common stock, owned by the Company's Fill-Mor subsidiary, at a price of $4.00 per share. The proceeds from this loan were used in part to repay the ARTRA/Fill-Mor $2,500,000 bank term loan described below.

   In April 1997, ARTRA borrowed $5,000,000 from the above director evidenced by a note, due April 20, 1998, bearing interest at 10%. As additional compensation, the lender received a warrant to purchase 333,333 ARTRA common shares at a price of $5.00 per share. The warrantholder has the right to put this warrant back to ARTRA at any time during the period April 21, 1998 to April 20, 2000, for a total purchase price of $1,000,000. The cost of this obligation is being amortized in the Company's financial statements as a charge to interest expense over the period April 21, 1997 (the date of the loan) through April 21, 1998 (the date the warrantholder has the right to put the warrant back to ARTRA). The proceeds from this loan were used to repay $1,800,000 of prior borrowings from this lender and pay down other ARTRA debt obligations.

In June 1997, ARTRA borrowed an additional $1,000,000 from the above director evidenced by a note, due December 10, 1997, bearing interest at 12%. As additional compensation, the lender received a warrant to purchase 40,000 ARTRA common shares at a price of $5.00 per share. The warrantholder has the right to put this warrant back to ARTRA at any time during the period December 10, 1997 to June 10, 1998, for a total purchase price of $80,000. The cost of this obligation was amortized in the Company's financial statements as a charge to interest expense over the period June 10, 1997 (the date of the loan) through December 10, 1997 (the date the warrantholder has the right to put the warrant back to ARTRA).
The proceeds from this loan were used to pay down other ARTRA debt obligations.

In July 1997, borrowings from this lender were reduced to $3,000,000 with proceeds advanced to ARTRA from a Bagcraft term loan as discussed in Note 9. In December 1997 borrowings from this lender were reduced to $2,000,000 with proceeds from other short-term borrowings. The borrowings from this director are collaterallized by 490,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary.

At December 26, 1996, ARTRA had outstanding borrowings of $3,000,000 from an unaffiliated company then holding approximately 7% of ARTRA's outstanding common stock. The loans were evidenced by short-term notes bearing interest at 10%. As additional compensation for the above loans, the lender received five year warrants expiring in 1998 to purchase an aggregate of 86,250 ARTRA common shares at prices ranging from $6.00 to $7.00 per share. The proceeds of this loan were used to pay down various ARTRA short-term loans and other debt obligations. In December 1995 the unaffiliated company received 126,222 shares of ARTRA common in payment of past due interest through October 31, 1995. Payment on the loans was due March 31, 1994, however, the lender did not demand payment. In February 1997, the lender received a warrant to purchase an additional 100,000 ARTRA common shares at $5.625 per share as consideration for not demanding payment of this obligation. In April 1997, the lender received a warrant to purchase an additional 100,000 ARTRA common shares at $5.00 per share as consideration for not demanding payment of this obligation. In June 1997 outstanding borrowings to the unaffiliated company were reduced to $300,000 with the proceeds from other short-term borrowings. In July 1997 ARTRA repaid all remaining obligations under these loans.

In May 1996, ARTRA borrowed $100,000 from a private investor, evidenced by a short-term note, due August 7, 1996, and renewed to February 6, 1997, bearing interest at 10%. The proceeds of the loan were used for working capital. At the Company's annual meeting of shareholders, held August 29, 1996, the private investor was elected to the Company's board of directors. Effective January 17, 1997, the private investor exercised his conversion rights and received 18,182 shares of ARTRA common stock as payment of the principal balance of his note.


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


         Other

At December 31, 1997 and December 26, 1996, ARTRA also had outstanding short-term borrowings from other unrelated parties aggregating $601,000 and $1,990,000, with interest rates varying between 10 % and 15%.

At December 26, 1996, ARTRA was the obligor under two demand notes, issued to an unaffiliated company, in the principal amount of $2,266,000, including accrued interest. The notes were issued in October, 1990 with interest at 15%. In July 1997, ARTRA paid all outstanding interest on these demand notes and reduced the principal amount outstanding under the demand notes to approximately $1,500,000. In October 1997, the lender agreed to accept 357,720 ARTRA common shares in payment of the principal amount due on these notes. In January 1998 the lender returned the 357,720 ARTRA common shares to the Company for cash consideration of approximately $1,600,000.

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


         Peter R. Harvey Advances

As discussed in Note 19 to the Company's consolidated financial statements, ARTRA had total advances due from its president, Peter R. Harvey, of which $18,226,000 and $7,998,000, including accrued interest, remained outstanding at December 31, 1997 and December 26, 1996, respectively. A $7,500,000 July 1997 advance, as discussed below, bears interest at 12%. The remaining advances of $10,726,000 and $7,998,000 at December 31, 1997 and December 26, 1996,
respectively, bear interest at the prime rate plus 2% (10.5% at December 31, 1997 and 10.25% December 26, 1996, respectively). This receivable from Peter R. Harvey has been classified as a reduction of common shareholders' equity.

Commencing January 1, 1993 to date, interest on the advances to Peter R. Harvey has been accrued and fully reserved. Interest accrued and fully reserved on the advances to Peter R. Harvey for the years ended December 31, 1997 and December 26, 1996 totaled $1,125,000 and $479,000, respectively.

In July 1997, ARTRA advanced an additional $7,500,000 to Peter R. Harvey. Mr. Harvey provided ARTRA with additional collateral for his advances consisting of
652.285 shares of ARTRA redeemable preferred stock (a 18.2% interest at December 31, 1997), 1,784.02 shares of BCA Series A redeemable preferred stock (a 51.6% interest at December 31, 1997) and 6,488.8 shares of BCA Series B redeemable preferred stock (a 82.7% interest at December 31, 1997). These ARTRA and BCA redeemable preferred shares were pledged by ARTRA as partial collateral for the July 1997 private placement of ARTRA promissory notes that funded the advance to Mr. Harvey. As of December 31, 1997, this additional collateral had a carrying value in ARTRA's consolidated balance sheet of approximately $11,200,000. The advances were funded with the proceeds from the July 1997 private placement of ARTRA notes.

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

As collateral for amounts due from Peter R. Harvey, in prior years the Company had received the pledge of 1,523 shares of ARTRA redeemable preferred stock (a 42.5% interest, with a carrying value in ARTRA's consolidated balance sheet of approximately $2,000,000 at December 31, 1997) which are owned by Mr. Harvey. In addition, Mr. Harvey has pledged a 25% interest in Industrial Communication Company (a private company). Such interest is valued by Mr. Harvey at $800,000 to $1,000,000. During 1995, Peter R. Harvey entered into a pledge agreement with ARTRA whereby Mr. Harvey pledged additional collateral consisting of 42,067 shares of ARTRA common stock and 707,281 shares of Pure Tech International, Inc., a publicly traded corporation. Per terms of a February 1996 discharge of bank indebtedness (see Note 5 to the Company's consolidated financial statements), ARTRA received additional collateral from Mr. Harvey consisting of a $2,150,000 security interest in certain real estate, subordinated to the bank's $850,000 security interest in this real estate. In March 1997, the bank sold its interest in Mr. Harvey's note and the related collateral to a private investor. ARTRA retained its $2,150,000 security interest the real estate, subordinated to the noteholder's $850,000 security interest in this real estate.

In May 1991, ARTRA's Fill-Mor subsidiary made advances to Peter R. Harvey. The advances, made out of a portion of the proceeds of a short-term bank loan, provided for interest at the prime rate plus 2%. In April 1995 advances from ARTRA's Fill-Mor subsidiary to Peter R. Harvey totaling $1,540,000 (including $398,000 of accrued interest) were transferred to ARTRA as a dividend.

Peter R. Harvey has received  only nominal  compensation  for his services as an officer or director of ARTRA or any of its subsidiaries for the period October 1990 through December 1997. Mr. Harvey has agreed not to accept any compensation for his services as an officer or director of ARTRA or any of its subsidiaries until his obligations to ARTRA, described above, were fully satisfied. Additionally, since December 31, 1986, Peter R. Harvey has guaranteed in excess of $100,000,000 of ARTRA obligations to private and institutional lenders, and has also incurred significant expenses on behalf of ARTRA in defending ARTRA against certain litigation.

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

In March 1998, ARTRA's Board of Directors ratified a proposal to settle Mr. Harvey's advances as follows:

          Effective December 31, 1997, Mr. Harvey's net advances from ARTRA were offset by $2,816,000 ($5,605,000 net of interest accrued and reserved for the period 1993 - 1997) to $12,621,000. This offset of Mr. Harvey's advances represented a combination of compensation for prior year guarantees of ARTRA obligations to private and institutional lenders, compensation in excess of the nominal amounts Mr. Harvey received for the years 1995 - 1997 and reimbursement for expenses incurred to defend ARTRA against certain litigation.

          Effective January 31, 1998, Mr. Harvey's remaining advances totaling $12,787,000 were paid with consideration consisting of certain ARTRA/BCA preferred stock held by Mr. Harvey as discussed in Note 19 to the consolidated financial statements.

The following table presents the pro forma effect on the Company's consolidated balance sheet as if the January 31, 1998 transaction to retire Mr. Harvey's remaining advances had occurred as of December 31, 1997:


                                                       Pro Forma
                                        As Reported   Adjustments    Pro Forma
                                        -----------   -----------    ---------
                                                     (In thousands)

  Current assets                         $  44,531                    $  44,531
  Noncurrent assets                         28,675                       28,675
                                         ---------                    ---------
    Total assets                         $  73,206                    $  73,206
                                         =========                    =========

  Current liabilities
     Notes payable and current
      maturities of long-term debt       $  15,188                    $  15,188
     Accounts payable and
      accrued expenses                      17,823                       17,823
     Redeemable preferred stock             11,955        (7,732)         4,223
                                         ---------                    ---------

                                            44,966                       37,234

  Noncurrent liabilities                    55,294                       55,294

  Redeemable preferred stock                 9,110        (4,548)         4,562

  Shareholders' equity (deficit)           (36,164)       12,280        (23,884)
                                         ---------                    ---------
                                         $  73,206                    $  73,206
                                         =========                    =========


The pro forma adjustments to Company's consolidated balance sheet reflect the payment of Mr. Harvey's remaining advances with consideration consisting of certain ARTRA/BCA preferred stock held by Mr. Harvey.


         Redeemable Common Stock

In recent years ARTRA had entered into various agreements under which it has sold its common shares along with options that required ARTRA to repurchase these shares at the option of the holder at a premium over the initial sales price. The increment in the option price over the initial sales price of redeemable common stock was reflected in the Company's financial statements by a charge to retained earnings. At December 26, 1996 options were outstanding that, if exercised, would have required ARTRA to repurchase 98,734 shares of its common stock for an aggregate amount of $3,657,000.

During 1997, all put options were exercised and settled. In December 1997 ARTRA repurchased 72,984 shares of its common stock for cash of $3,379,000. In January 1997 ARTRA settled an obligation that would have required ARTRA to repurchase 25,750 common shares for a total of $679,000. The option holder retained the 25,750 ARTRA common shares subject to the option agreement and received an additional 89,793 ARTRA common shares in settlement of all obligations due under the option agreement.


         Redeemable Preferred Stock

As discussed in Note 11 to the consolidated financial statements, ARTRA, Bagcraft and Bagcraft's parent BCA have various redeemable preferred stock issues with an aggregate carrying value of $21,065,000 at December 31, 1997. Redeemable preferred stock issues with an aggregate carrying value of $11,955,000 at December 31, 1997 matured in 1997. The Bagcraft redeemable preferred stock, with a carrying value of $2,124,000 at December 31, 1997, was payable in June 1997. The BCA Series B redeemable preferred stock, with a carrying value of $9,831,000 at December 31, 1997, was also payable in June 1997. ARTRA does not have available funds to satisfy this obligation in its entirety. The Company is currently negotiating with the redeemable preferred shareholders to restructure or extend the maturity date of this obligation beyond 1997. In August and September 1997 ARTRA repurchased certain ARTRA and BCA redeemable preferred stock with a carrying value of approximately $820,000 for cash of approximately $425,000. The redeemable preferred stock purchases were funded with proceeds of short-term borrowings.

As discussed in Note 19 to the consolidated financial statements, effective January 31, 1998, Peter R. Harvey exchanged certain ARTRA/BCA preferred stock to retire advances from ARTRA totaling $12,787,000.


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

ARTRA does not currently have available funds to repay amounts due under various loan arrangements, principally with private investors, some of which are currently past due. ARTRA is currently negotiating with several potential lenders to refinance certain outstanding debt obligations. However, there can be no assurance that ARTRA will be able to successfully refinance the above referenced indebtedness. The Company will continue to have significant levels of indebtedness in the future. The level of indebtedness may affect the rate at which or the ability of ARTRA to effectuate the refinancing or restructuring of debt. ARTRA also continues to negotiate with its creditors to extend due dates to allow ARTRA to maximize value from possible sale of assets and to explore various other sources of funding to meet its future operating expenditures. If ARTRA is unable to negotiate extensions with its creditors and complete the above-mentioned transactions, ARTRA could suffer severe adverse consequences, and as a result, ARTRA may be forced to liquidate its assets or file for protection under the Bankruptcy Code.

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

In December 1996, the Credit Agreement was amended and restated whereby, among other things, the maturity date of the Credit Agreement was extended to September 30, 2002 and certain loan covenants were amended. Term Loan A and Term Loan B, as previously defined in the Credit Agreement were consolidated into a new $20,000,000 term loan with interest at the lender's index rate plus .25% (8.75% at December 31, 1997 and 8.5% at December 26, 1996). Principal payments under the term loan were modified to provide for annual principal payments (payable in quarterly installments) in the amount of $2,000,000 in 1997 through 1999; $3,000,000 in 2000 and 2001; and $8,000,000 in 2002. The amended and restated Credit Agreement reduced the interest on the revolving credit loan to the lender's index rate and also provided for a $3,000,000 capital expenditures line of credit with interest at the lender's index rate plus .25%.

The amount available to Bagcraft under the revolving credit loan is subject to a borrowing base, as defined in the Credit Agreement, up to a maximum of
$18,000,000. At December 31, 1997 and December 26, 1996, approximately $4,400,000 and $6,200,000, respectively, was available and unused by Bagcraft under the revolving credit loan. Borrowings under the revolving credit loan are payable upon maturity of the Credit Agreement, unless accelerated under terms of the Credit Agreement. At December 31, 1997 and December 26, 1996, the interest rate on the revolving credit loan was 8.5% and 8.25%, respectively.

Borrowings under the Credit Agreement are collateralized by the common stock and substantially all of the assets of Bagcraft. The Credit Agreement, as amended, contains various restrictive covenants, that among other restrictions, require Bagcraft to maintain minimum levels of tangible net worth and liquidity levels, and limit future capital expenditures and restricts additional loans, dividend payments and payments to related parties. In addition, the Credit Agreement prohibits changes in ownership of Bagcraft. At December 31, 1997 Bagcraft was in compliance with the provisions of its Credit Agreement.

Effective May 5, 1997, the Credit Agreement was amended to provide for a $5,000,000 term loan (Term Loan B) with interest at the lender's index rate plus
 .75%. Term Loan B was scheduled to mature on May 8, 1998, unless accelerated under terms of the Credit Agreement. The proceeds of Term Loan B were advanced to ARTRA under terms of an intercompany note payable to Bagcraft that was scheduled to mature on May 8, 1998. ARTRA used the proceeds of this loan to repay certain ARTRA debt obligations.

Effective July 17, 1997, the Credit Agreement was amended to provide for a $7,500,000 term loan (Term Loan C) with interest at the lender's index rate plus 1%. Term Loan C was scheduled to mature, unless accelerated under terms of the Credit Agreement. The proceeds of Term Loan C were advanced to ARTRA under terms of an intercompany note payable to Bagcraft that was scheduled to mature on July 15, 1998. ARTRA used the proceeds of this loan to repay certain ARTRA debt obligations.

Effective February 27, 1998, the Credit Agreement was amended and restated whereby, among other things, certain loan covenants were amended and payments under the Term Loans were modified to provide for annual principal payments (payable in quarterly installments) as follows:

         Term Loan A - $1,200,000  in 1998;  $1,800,000  in 1999;  $5,500,000 in
                       2000 and 2001; and $6,000,000 in 2002.
         Term Loan B - $50,000 in 1998 - 2002; and $4,750,000 in 2002.
         Term Loan C - $75,000 in 1998 - 2003; and $7,050,000 in 2004.

As additional compensation for borrowings under the Credit Agreement, in December 1993, the lender received a detachable warrant ("Warrant"), originally expiring in December 1998, allowing the holder to purchase up to 10% of the fully diluted common equity of Bagcraft at a nominal value. The determination of the repurchase price of the Warrant is to be based on the Warrant's pro rata share of the highest of book value, appraised value or market value of Bagcraft. In connection with the February 1, 1996 amendment to the Credit Agreement, the warrant agreement was amended to permit the holder to purchase 13% of the fully diluted common equity of Bagcraft at the original nominal purchase price and to extend the expiration date to December 17, 1999. In January 1997, in accordance with the December 1996 amendment to the Credit Agreement, Bagcraft repurchased 50% of the Warrant (6.5% of the fully diluted common equity of Bagcraft) for $1,500,000. The warrant has been subsequently amended, most recently in accordance with the February 27, 1998 amendment to the Credit Agreement, to permit the holder to purchase 13% of the fully diluted common equity of Bagcraft at the original nominal purchase price and to extend the warrant's expiration date to February 27, 2003. Under certain conditions Bagcraft is required to repurchase the Warrant from the lender.

In March 1994 Bagcraft and the City of Baxter Springs, Kansas completed a $12,500,000 financing package associated with the construction of a new 265,000 sq. ft. production facility in Baxter Springs, Kansas. The financing package, funded by a combination of Federal, state and local funds, consists of the following loan agreements payable by Bagcraft directly to the City of Baxter
Springs:

         A $7,000,000 promissory note payable in ten installments of $700,000 due annually on July 21 of each year beginning in 1995 through maturity on July 21, 2004. Interest, at varying rates from 4.6% to 6.6%, is payable semi-annually. At December 31, 1997 and December 26, 1996, Bagcraft had outstanding borrowings of $4,900,000 and $5,600,000, respectively, under this loan agreement.

         A  $5,000,000   subordinated   promissory   note  payable  as  follows:
         $2,425,000 due in 1998;  and  $2,425,000 due in 1999. The  subordinated promissory note is non-interest bearing, subject to certain repayment provisions as defined in the agreement (as amended). At December 31, 1997 and December 26, 1996, Bagcraft had outstanding borrowings of $4,850,000 under this loan agreement.

         Two separate $250,000 subordinated promissory notes payable in varying installments through January 20, 2025. The subordinated promissory notes are non-interest bearing, subject to certain repayment provisions as defined in the agreement. At December 31, 1997 and December 26, 1996, Bagcraft had outstanding borrowings of $218,000 and $231,000, respectively, under this loan agreement.


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

Bagcraft anticipates that its 1998 capital expenditures, principally for manufacturing equipment, will be approximately $2,500,000 and will be funded principally from the above mentioned credit facilities and also from operations.

As discussed in Note 3 to the consolidated financial statements effective January 2, 1997, Bagcraft completed the purchase of the business assets, subject to buyer's assumption of certain liabilities, of AB Specialty Holding Company, Inc. ("AB"). The consideration consisted of cash of approximately $2.4 million, funded through borrowings under Bagcraft's Credit Agreement, of which approximately $1.2 million was paid as a deposit in December 1996. The acquisition of AB, is expected to enhance Bagcraft's specialty bag business.


The common stock and virtually all the assets of the Company and its Bagcraft subsidiary have been pledged as collateral for borrowings under various loan agreements. Under certain debt agreements the Company is limited in the amounts it can withdraw from its operating subsidiaries.


         Investment In COMFORCE Corporation

ARTRA, along with its wholly owned Fill-Mor subsidiary, owns a significant minority interest in COMFORCE, consisting of 1,525,500 shares or approximately 10% of the outstanding common stock of COMFORCE as of December 31, 1997 with an aggregate value as of that date of $12,013,000.

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

The Company's operating plan for fiscal year 1998 anticipates the sale of these marketable securities, with proceeds to be used principally to pay down Corporate debt obligations and fund working capital requirements.

During 1997 ARTRA sold 219,203 COMFORCE common shares in the market, with the net proceeds of approximately $1,700,000 used for working capital. During 1997 a lender received 25,000 COMFORCE common shares held by the Company as additional consideration for a short-term loan. The disposition of these 244,703 COMFORCE common shares resulted in realized gains of $2,306,000 during the year ended December 31, 1997, with cost determined by average cost.

In January 1996, the Company's Board of Directors approved the sale of 200,000 of ARTRA's COMFORCE common shares to certain officers, directors and key employees of ARTRA for non-interest bearing notes totaling $400,000. The 200,000 COMFORCE common shares sold collateralize the notes. Additionally, the noteholders have the right to put their COMFORCE shares back to ARTRA in full payment of the balance of their notes. Based upon the preceding factors, the Company has concluded that, for reporting purposes, it has effectively sold options to certain officers, directors and key employees to acquire 200,000 of ARTRA's COMFORCE common shares. Accordingly, these 200,000 COMFORCE common shares were removed from the Company's portfolio of "Available-for-sale securities" and were classified in the Company's consolidated balance sheet at December 26, 1996 as other receivables with an aggregate value of $400,000, based upon the value of proceeds to be received upon future exercise of the options. The disposition of these 200,000 COMFORCE common shares resulted in a gain that was deferred and will not be recognized in the Company's financial statements until the options to purchase these 200,000 COMFORCE common shares are exercised. Prior to the forth quarter of 1997 no options to acquire any of the 200,000 COMFORCE common shares had been exercised. During the fourth quarter of 1997, options to acquire 59,500 of these COMFORCE common shares were exercised resulting in a realized gain of $225,000. At December 31, 1997, options to acquire 140,500 COMFORCE common shares remained unexercised and were classified in the Company's consolidated balance sheet at December 31, 1997 as other receivables with an aggregate value of $281,000, based upon the value of proceeds to be received upon future exercise of the options.

During 1996 ARTRA sold 193,000 COMFORCE common shares in the market, with the net proceeds of approximately $3,700,000 used for working capital. During 1996 certain lenders received 105,000 COMFORCE common shares held by the Company as additional consideration for short-term loans. In October 1996, a lender exercised the conversion rights of a short-term loan and received 33,333 COMFORCE common shares in settlement of the Company's obligation. The disposition of these 331,333 COMFORCE common shares resulted in realized gains of $5,818,000 during the year ended December 26, 1996, with cost determined by average cost.

At December 31, 1997 ARTRA's remaining investment in COMFORCE (1,525,500 shares, currently a common stock ownership interest of approximately 10%) was classified in the Company's consolidated balance sheet in current assets as "Available-for-sale securities." At December 31, 1997 the gross unrealized gain relating to ARTRA's investment in COMFORCE, reflected as a separate component of shareholders' equity, was $14,733,000.


         Litigation

The Company and its subsidiaries are the defendants in various business-related litigation and environmental matters. See Notes 13 and 18 to the Company's consolidated financial statements. At December 31, 1997 and December 26, 1996, the Company had accrued current liabilities of $1,800,000 and $1,900,000, respectively, for potential business-related litigation and environmental liabilities. While these litigation and environmental matters involve wide ranges of potential liability, management does not believe the outcome of these matters will have a material adverse effect on the Company's financial statements. However, ARTRA may not have available funds to pay liabilities arising out of these business-related litigation and environmental matters or, in certain instances, to provide for its legal defense.


         Net Operating Loss Carryforwards

At December 31, 1997, the Company and its subsidiaries had Federal income tax loss carryforwards of approximately $40,000,000 expiring principally in 2002 - 2013, available to be applied against future taxable income, if any. In recent years, the Company has issued shares of its common stock to repay various debt obligations, as consideration for acquisitions, to fund working capital obligations and as consideration for various other transactions. Section 382 of the Internal Revenue Code of 1986 limits a corporation's utilization of its Federal income tax loss carryforwards when certain changes in the ownership of a corporation's common stock occurs. In the opinion of management, the Company is not currently subject to such limitations regarding the utilization of its Federal income tax loss carryforwards. Should the Company continue to issue a significant number of shares of its common stock, it could trigger a limitation that would prevent it from utilizing a substantial portion of its Federal income tax loss carryforwards.


Impact of Inflation and Changing Prices

Inflation has become a less significant factor in our economy; however, to the extent permitted by competition, the Company generally passes increased costs to its customers by increasing sales prices over time.


Recently Issued Accounting Pronouncements

During 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", SFAS No. 129, "Disclosure of Information about Capital Structure," SFAS No. 130, "Reporting Comprehensive Income Summary," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". In February 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 132 "Employers' Disclosures about Pensions and other Postretirement Benefits". SFAS No. 128 establishes standards for the computation, presentation, and disclosure requirements for earnings per share. SFAS No. 129 consolidates the existing requirements relating to the disclosure of certain information about an entity's capital structure. SFAS No. 130 establishes standards for reporting comprehensive income to present a measure of all changes in equity that result from renegotiated transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes net income. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. This standard requires that management identify operating segments based on the way that management disaggregates the entity for making internal operating decisions. SFAS No. 132 standardizes the disclosure requirements for pension and other postretirement benefits.

The Company adopted the provisions of SFAS No. 128 and SFAS No. 129 during for the Company's fiscal year ending December 31, 1997. The adoption of SFAS No. 128 and SFAS No. 129 did not have a material impact on the Company's financial statements. SFAS No. 130, SFAS No. 131 and SFAS No. 132 are effective for the Company's fiscal year ending December 31, 1998. Management has not determined what impact these standards, when adopted, will have on the Company's financial statements.


Year 2000 Compliance

The Company has implemented an upgrade to its existing financial, sales, production and distribution software that is Year 2000 compliant. It is also conducting a comprehensive review of the balance of its computer systems to identify those processes that could be adversely affected by the Year 2000 issue and is developing an implementation plan to resolve any issue that might arise. In conducting its review, the Company is actively soliciting its suppliers and customers to assess any Year 2000 issue that might arise from the interaction of its computer systems with those of its suppliers and customers. The Year 2000 issue refers to the inability of many computer programs and systems to process accurately dates later than December 31, 1999. Unless these programs are modified to handle the century change, they will likely interpret the Year 2000 as the year 1900. The Company has not incurred any significant costs for Year 2000 compliance to date and does not expect to incur any significant additional costs to complete such compliance.










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

Term Expiring at Next Shareholders' Meeting at which Directors are Elected

Name                       Age          Positions and Experience
----                       ---          ------------------------
John Harvey                65           Chairman of the  Board of Directors  and
                                        Chief   Executive   Officer   of  ARTRA;
                                        Director  since  1968;  Chairman  of the
                                        Board  of   Directors,   since  1985,  a
                                        Director  from 1982 to December 1995 and
                                        the Chief Executive Officer from 1990 to
                                        November  1995 of  COMFORCE  Corporation
                                        (temporary   professional    employment,
                                        formerly  The  Lori   Corporation);   an
                                        equity holding of ARTRA representing 10%
                                        of   COMFORCE   outstanding   stock;   a
                                        Director  of  Plastic   Specialties  and
                                        Technologies, Inc. ("PST") (textiles, hose and tubing); Director of PureTec
                                        Corporation, the successor by merger to Ozite.

Peter R. Harvey            62           President  and Chief  Operating  Officer
                                        and a Director  since 1968;  Director of
                                        COMFORCE     (temporary     professional
                                        employment,     formerly     The    Lori
                                        Corporation)  from 1985 to December 1995
                                        and a  vice  president  through  January
                                        1996,   an  equity   holding   of  ARTRA
                                        representing 10% of COMFORCE outstanding common s tock;). Director of PureTec
                                        Corporation, (textiles, hose and tubing) the successor by merger to Ozite.


Gerard M. Kenny            45           Director  since  1988;   Executive  Vice
                                        President  and  Director  since  1982 of
                                        Kenny  Construction  Company  since 1982
                                        (diversified    heavy     construction);
                                        General  Partner of  Clinton  Industries
                                        (investments), a limited partnership, since 1972.

Edward A. Celano           58           Director  since  1996;   Executive  Vice
                                        President  of the  Atlantic  Bank of New
                                        York  since  May 1,  1996,  Senior  Vice
                                        President of National Westminster, USA from 1984 through April 1996, corporate finance.

Howard R. Conant           73           Director since 1996; Retired Chairman of
                                        the Board of Interstate Steel Co., 1970 to 1990, and a consultant to Interstate through 1992.

Maynard K. Louis           68           Director since 1996; Retired Chairman of
                                        the Board of Lord  Label  (now  known as
                                        Porter & Chadburn),  a printing company,
                                        from 1965 to 1989, Vice President,  1989
                                        to 1993,  director  of ARTRA  from  1993
                                        through 1995.

Robert L. Johnson          61           Director since 1996; Chairman  and Chief
                                        Executive   Officer  of  Johnson  Bryce,
                                        Inc.,  flexible  packaging  materials of
                                        food    products    since   1991,    and
                                        previously,   for  many  years,  a  vice
                                        president of Sears Roebuck & Co.

Name                       Age          Positions and Experience
----                       ---          ------------------------
Mark Santacrose            39           Director  since  1997;    President   of
                                        Bagcraft    Corporation    of    America
                                        ("Bagcraft"),     flexible     packaging
                                        materials of food products since 1994, Executive Vice President of Bagcraft since 1993.

John Harvey and Peter R. Harvey are brothers. COMFORCE was a 64.3% owned subsidiary of ARTRA until December, 1995. ARTRA now owns approximately 10% of COMFORCE. PureTec International, Inc. and PST are affiliates of ARTRA. Bagcraft is a wholly owned subsidiary of BCA Holdings, Inc., a wholly owned subsidiary of ARTRA.

                                   MANAGEMENT

Information Regarding Executive Officers

Set forth below is information concerning the executive officers and other key employees of ARTRA who were in office or employed as of the date of this Prospectus.

Name                 Age   Position
-----------------    ---   -------------------------------------
John Harvey          65    Chairman of the Board and Chief Executive Officer
Peter R. Harvey      62    President and Chief Operating Officer
John G. Hamm         58    Executive Vice President
Robert S. Gruber     64    Vice President - Corporate Relations
James D. Doering     61    Vice President, Treasurer and Chief Financial Officer
John Conroy          53    Vice President  - Corporate Administration
Lawrence D. Levin    46    Controller
Edwin G. Rymek       67    Secretary
Mark Santacrose      38    President - Bagcraft Corporation of America

John Harvey, Chairman and Chief Executive Officer of ARTRA. See "Information Concerning Directors" above for a description of Mr. Harvey's relevant business experience.

Peter  R.  Harvey,   President  and  Chief  Operating   Officer  of  ARTRA.  See
"Information Concerning Directors" above for a description of Mr. Harvey's relevant business experience.

John G. Hamm, Executive Vice President of ARTRA. Mr. Hamm has served as Executive Vice President, since February 1988, and Vice President - Finance, from 1975 until 1988, of ARTRA. Mr. Hamm has also served as Vice President Finance, from August 1990 until July 1995, and as a Director, from 1984 until July 1995 of Ozite Corporation. Mr. Hamm also serves as a Director of SoftNet Systems, Inc. since 1985 and served as Director of PST from 1985 until January, 1996.

Robert S. Gruber, Vice President - Corporate Relations of ARTRA. Mr. Gruber has served as Vice President - Corporate Relations of ARTRA since 1975 and as a consultant to The Lori Corporation from 1975 to 1995. Mr. Gruber has also served as a consultant to COMFORCE during 1996.

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

Edwin G. Rymek, Secretary of ARTRA. Mr. Rymek has served as Secretary of ARTRA since 1987 and of COMFORCE from 1982 through 1995.

Mark Santacrose, President of Bagcraft Corporation of America. See "Information Concerning Directors" above for a description of Mr. Santacrose's relevant business experience.

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


Item 11. Executive Compensation

Directors' Compensation

Directors who are not employees of ARTRA ("Outside Directors") are entitled to receive an annual retainer of $10,000. Each Outside Director who sits on an established committee of ARTRA is entitled to receive $250 per committee meeting attended and the chairman of a committee is entitled to receive $500 for each meeting. Employees of ARTRA who also serve as directors or committee members receive no additional compensation for such service.

Executive Officer Compensation

The following table shows all compensation paid by ARTRA and its subsidiaries for the fiscal years ended December 31, 1997, and December 26, 1996 and December 28, 1995, to the chief executive officer of ARTRA and each of its other most highly compensated executive officers who were serving as executive officers of ARTRA as of December 31, 1997 and whose compensation exceeded $100,000 in 1997.


                           SUMMARY COMPENSATION TABLE

                                            Annual Compensation(1)       Long Term Compensation(1)
                                            ----------------------       -------------------------
                                                                           Securities          All
                                                                          Underlying(3)       Other
          Name and                      Salary       Salary                 Options -        Compen-
    Principal Positions       Year       Paid      Deferred(2)    Bonus   No. of Shares      sation
    -------------------       ----       ----      -----------   -------  -------------     --------
         John Harvey,         1997     $190,000      $  -0-      $ -0-           -0-       $  -0- (4)
      Chairman and Chief      1996     $137,811      $  -0-      $ -0-       141,000       $5,456 (4)
      Executive Officer       1995      126,200         -0-        -0-           -0-        2,520 (5)

      James D. Doering,       1996      147,000         -0-        -0-           -0-        4,750 (4)
     Vice President and       1996      133,600         -0-        -0-        57,500        6,000 (4)
   Chief Financial Officer    1995       49,900       83,500       -0-           -0-        3,470 (5)

        John G. Hamm,         1997      147,000         -0-        -0-           -0-        4,750 (4)
          Executive           1996      133,600         -0-        -0-       101,250        6,000 (4)
        Vice President        1995       49,900       83,500       -0-           -0-        3,470 (5)

      Robert S. Gruber,       1997      110,450         -0-        -0-           -0-        4,750 (4)
        Vice President        1996      110,400         -0-        -0-        97,750        6,000 (4)
     Corporate Relations      1995       92,000       69,000       -0-           -0-        2,868 (5)

        John G. Hamm,         1997      147,000         -0-        -0-           -0-        4,750 (4)
          Executive           1996      133,600         -0-        -0-       101,250        6,000 (4)
        Vice President        1995       49,900       83,500       -0-           -0-        3,470 (5)

      Mark Santacrose,        1997      225,000         -0-       75,000 (7)     -0-      144,616 (4)(6)(8)(10)
     President Bagcraft       1996      200,000         -0-       17,500 (7)     -0-       89,524 (4)(6)(8)(9)(10)
   Corporation of America     1995      175,000         -0-        -0-           -0-        7,896 (4)(6)(8)(10)





--------------------------------------
(1) No additional annual compensation was paid, no restrictive stock awards or stock appreciation rights were granted, and no long term incentive plan payouts were made to any of the officers listed in the table. Only compensation earned in 1997 (irrespective of the year in which paid) is considered in determining inclusion in this table.

(2) Salaries are shown as paid (or deferred) in the year earned. Any deferred salaries paid in a year subsequent to the year earned are not shown as paid in such subsequent year. All salary deferrals for the year 1995 has been paid as of the date hereof.

(3) All of the options shown in this column were granted under ARTRA's 1996 Stock Option Plan at an exercise price of $5.25 per share, being the closing price of ARTRA's common stock on the New York Stock Exchange on the date of grant (October 4, 1996). These options expire October 4, 2006.

(4) These amounts include ARTRA's contributions to the 401(k) plan during 1997, 1996 and 1995 and amounts contributed to the ARTRA GROUP Incorporated Employee Stock Ownership Plan (the "ESOP") during 1995. See note (5) below for a further discussion of the ESOP.

(5) These amounts represent the closing price on the New York Stock Exchange of common stock as of the date the named officers became entitled to receive the stock pursuant to the ESOP. Annual contributions were made to the ESOP at the discretion of the Board of Directors. ARTRA contributed 15,000 common shares to the Plan with a fair market value of $71,250 ($4.75 per share) for the plan year ending December 29, 1994. Effective August 1, 1995, ARTRA terminated the ESOP and subsequently distributed the related Employee accounts to participants.

(6) These amounts include $30,960 in 1996, and $61,900 in 1997, which were grossed up to compensate for the tax effect of the forgiveness of a promissory note dated August 2, 1994, in the original principal amount of $52,000, in consideration of Mr. Santacrose's agreement to cancel a Put whereby he had the option of requiring ARTRA to purchase up to 10,000 shares of no par value common stock of ARTRA at a price of $7.00 per share.

(7) Based upon a written plan and determined by the prior year's earnings performance of Bagcraft.

(8) Included in this amount are amounts related to auto allowance payments, group term life insurance and health insurance refunds.

(9)      This   amount   includes  a  special   compensation   payment  for  Mr.
         Santacrose's involvement in the acquisition and sale of Arcar Graphics, a former wholly owned subsidiary of Bagcraft.

(10)     Mr. Santacrose  also  participates  in  a  Bagcraft  unfunded  deferred
         compensation  plan.  (See  note  15  to   the  consolidated   financial
         statements).

                        OPTION GRANTS IN FISCAL YEAR 1997

There were no grants of options made in fiscal year 1997.


The following table sets forth information concerning the aggregate number and values of options held by the Chief Executive Officer and the other executive officers of ARTRA listed in the Summary Compensation Table as of December 26, 1996 which were granted to such officers in consideration of their services as officers or directors of ARTRA. No other options held by the Chief Executive Officer or any other executive officers of ARTRA listed in the Summary Compensation Table were exercised in 1996.


                     AGGREGATED OPTION EXERCISES IN 1997 AND
                      OPTION VALUES AS OF DECEMBER 31, 1997

                                                                     Number of           Value of Unexercised
                                                                    Unexercised             In-the-Money
                                                                Options at 12-31-97      Options at 12-31-97
                           Shares Acquired          Value           Exercisable/            Exercisable/
      Name                   on Exercise          Realized        Unexercisable(1)         Unexercisable(2)
------------------         ---------------        ---------     -------------------       ------------------
John Harvey                       0                $    0             221,000/0               $ 17,600/None
James D. Doering                  0                     0             111,000/0                  8,938/None
John G. Hamm                      0                     0             140,450/0                  7,500/None
Robert S. Gruber                  0                     0             118,750/0                  3,525/None
Mark Santacrose                   0                     0                 0                        0

-------------------------------

(1) See the notes under "Principal Shareholders" for a description of the options (including exercise prices) granted to each of the executive officers listed in this table.

(2) The listed options were issued at per share exercise prices of from $3.65 per share to $5.25 per share. The market price of Common Stock as of the close of trading on December 31, 1997 on the New York Stock Exchange was $3.875 per share.

Compensation Committee Interlocks and Insider Participation

Authority to determine the compensation of executive officers is conferred upon ARTRA's Board of Directors or, in the case of officers paid by Bagcraft Corporation of America ("Bagcraft"), by Bagcraft's Board of Directors. The salary of John Harvey was paid by Bagcraft.

ARTRA's Board did not consider the compensation of its officers in 1997. The decisions concerning the cash compensation of these executive officers (including John Harvey, the Chairman and Chief Executive Officer of ARTRA, who was compensated by Bagcraft for his services as its Chairman) were made by Peter
R. Harvey, the President and Chief Operating Officer of ARTRA. Although ARTRA has an Option and Compensation Committee formed to consider and award options under ARTRA's 1985 Stock Option Plan, this committee did not meet in 1997. See "Transactions with Management and Others" for a description of various transactions and relationships between ARTRA and each of these directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

As of February 28, 1998, there were 7,864,228 shares of Common Stock issued and outstanding. The following table sets forth the number and percentage of Common Stock known by management of ARTRA to be beneficially owned as of February 28, 1998 by (i) all shareholders known by management of ARTRA to own 5% or more of ARTRA's Common Stock, (ii) all directors of ARTRA, (iii) each executive officer included in the Summary Compensation Table and (iv) all directors, executive officers and other key employees of ARTRA as a group (9 persons). Unless stated otherwise, each person so named exercises sole voting and investment power as to the shares of Common Stock so indicated. As of February 28, 1998, 3,583.62 shares of Series A Preferred Stock of ARTRA, par value $1,000 per share, were issued and outstanding. Each share of this Series A Preferred Stock entitles the holder to one vote on an equal basis with each share of Common Stock. Accordingly, for purposes of showing ownership of Common Stock in the table below, the Series A Preferred Stock is treated as Common Stock.


                                                     Number
                                                       of
                                                     Shares
Beneficially Name of Beneficial Owner                 Owned        Percent
-------------------------------------                -------       -------

The Equitable Companies Incorporated (1)             559,100         7.1%
Peter R. Harvey(2)   Common                          440,243         5.6%
                     Preferred                         2,175        60.7%
John Harvey(3)                                       423,796         6.4%
Gerard M. Kenny(4)                                   167,064         2.1%
Maynard K. Louis(5)                                  121,000         1.5%
Howard R. Conant(6)                                  572,333         6.9 %
Edward A. Celano                                       3,700          *
Robert L. Johnson                                      2,873          *
John G. Hamm(7)                                      142,232         1.8%
Robert S. Gruber(8)                                  141,104         1.8%
James D. Doering(9)                                  124,311         1.6%
Mark Santacrose (10)                                  11,059          *

All directors and executive officers
as a group (14 persons)                            2,365,350        26.2%

 * Less than 1% of the outstanding shares.


(1) The address of The Equitable Companies Incorporated ("Equitable"), a Delaware corporation, is 1290 Avenue of the Americas, New York, New York. The shares beneficially owned by Equitable consist of 559,100 shares of common stock owned by four French mutual insurance companies, AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, Alpha Assurances Vie Mutuelle and AXA Courtage Assurances Mutuelle, which as a group beneficially own a majority interest in AXA-UAP, which owns a majority interest in Equitable.

(2) Mr. Peter R. Harvey's business address is 500 Central Avenue, Northfield, Illinois 60093. The shares beneficially owned by Mr. Harvey consist of 375,790 shares held directly by him (of which 373,615 are Common Stock and 2,175 are shares of Series A Preferred Stock), 23,001 shares held as trustee for the benefit of his nieces, 800 shares owned by his wife and children, 634 shares held in his 401(k) plan, 7,193 shares held in his individual retirement account, 20,000 shares issuable under an option which expires September 19, 2001 at an exercise price of $3.65 per share and 15,000 shares issuable under an option which expires January 8, 2003 at an exercise price of $3.75 per share.

(3) Mr. John Harvey's business address is 500 Central Avenue, Northfield, Illinois 60093. The shares of Common Stock beneficially owned by Mr. Harvey consist of 123,100 shares held directly by him, 1,705 shares held in his 401(k) plan, 5,746 shares held in his individual retirement account, 100,000 shares held by Mr. Harvey's daughters, 75,000 shares issuable under an option which expires December 19, 2000 at an exercise price of $3.65 per share, 1,000 shares issuable under an option which expires September 19, 2001 at an exercise price of $3.65 per share, 4,000 shares issuable under an option which expires January 8, 2003 at an exercise price of $3.75 per share, 141,000 shares issuable under an option which expires October 4, 2006 at an exercise price of $5.25 per share and an aggregate of 72,245 shares issuable under warrants expiring at various dates in 2000 and 2001 received in 1995 and 1996 as additional compensation for 1995 and 1996 short-term loans at exercise prices of $3.75 per share to $6.25 per share.

(4) The shares beneficially owned by Mr. Kenny consist of 2,000 shares of ARTRA's common stock issuable upon the exercise of an option at $10.00 per share expiring November 28, 1996, 75,652 shares held by (or issuable to) Kenny Construction Company, 14,411 shares held by Clinton Industries, and 75,001 shares issuable under a warrant held by Clinton Industries which expires November 10, 1997 at an exercise price of $5.00 per share. Kenny Construction Company holds put options to sell to ARTRA (i) 23,004 shares of Common Stock for a put price of $83.45 per share plus an amount equal to 15% per annum for each day from March 1, 1991 to the date of payment by ARTRA, which put option expires December 31, 1997, and (ii) 49,980 shares of Common Stock for a put price of $21.19 per share, subject to an annual increase of $2.25, which put option is exercisable on the later of the date ARTRA's obligations to Bank of America are repaid or the $2,500,000 note of ARTRA payable to Kenny Construction Company (as described in paragraph 5 under "Transactions with Management and Others." If the stock subject to the put is sold at a price less than the put price, ARTRA would remain liable to the holder of the put for the amount by which the put price of the shares exceeds the selling price. Mr. Kenny is Executive Vice President, Director and beneficial owner of 16.66% of the issued and outstanding stock of Kenny Construction Company. He is also the General Partner and a 14.28% beneficial owner of Clinton Industries, a limited partnership. See paragraphs 4 and 5 under "Transactions with Management and Others."

(5) Mr. Louis is the holder of warrants to purchase 121,000 shares of ARTRA common stock at prices of $4.50 to $8.00 per share which warrants expire on various dates commencing in 1997 and ending June 13, 2001.

(6) Mr. Conant holds 150,000 ARTRA common shares directly, Mrs. Conant holds 9,000 ARTRA common shares and Mr. Conant holds warrants to acquire 443,333 shares of ARTRA common stock at prices of $5.00 to $5.875 per share which warrants expire on various dates in 2001 and 2002.

(7) The shares of Common Stock beneficially owned by Mr. Hamm consist of 50 shares held directly by him, 93 shares held by him and his wife jointly, 1,639 shares held in his 401(k) plan, 25,000 shares issuable under an option which expires December 19, 2000 at an exercise price of $3.65 per share, 1,000 shares issuable under an option which expires September 19, 2001 at an exercise price of $3.65 per share, 13,200 shares issuable under an option which expires January 8, 2003 at an exercise price of $3.75 per share, and 101,250 shares issuable under an option which expires October 4, 2006, at an exercise price of $5.25 per share.

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

(10) The shares of stock beneficially owned by Mr. Santacrose consist of 10,000 Shares owned by him directly and 1,055 shares in his Individual Retirement Account.


Item 13. Certain Relationships and Related Transactions

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

The Harvey Family Trust is the owner of the real estate at 500 Central, Northfield, Illinois, the corporate offices of ARTRA which was acquired by the Trust in September 1996. ARTRA rents approximately 7,000 square feet of office space and 1,000 square feet of warehouse space from the Trust at an annual rental of $126,000 pursuant to a lease expiring in January 1998. ARTRA may renew the lease for an additional one year period at an increased rent in the sum of $132,000. The building contains approximately 29,500 total square feet. In the opinion of ARTRA management, the ARTRA rental obligation to the Harvey Family Trust does not exceed the fair market value for similar rentals. John Harvey is the grantor and beneficiary of the Trust.

In June 1996, Peter R. Harvey loaned ARTRA 100,000 shares of ARTRA common stock (with a then fair market value of $587,000). The Company principally issued these common shares to certain lenders as additional consideration for short-term loans. In September 1996, after ARTRA's shareholders approved an increase in the number of authorized common shares, ARTRA repaid this loan. At Peter R. Harvey's direction, the 100,000 shares of ARTRA's common stock were issued in blocks of 25,000 shares to the four daughters of ARTRA's Chairman of the Board, John Harvey. John Harvey and Peter R. Harvey are brothers.

In March 1998, ARTRA's Board of Directors ratified a proposal to settle Mr. Harvey's previous advances from ARTRA in the amount of $15,437,000 as follows:

          Effective December 31,1997, Mr. Harvey's net advances from ARTRA were offset by $2,816,000 ($5,606,000 net of interest accrued and reserved for the period 1993 - 1997) to $12,621,000. This offset of Mr. Harvey's advances represented a combination of compensation for prior year guarantees of ARTRA obligations to private and institutional lenders, compensation in excess of the nominal amounts Mr. Harvey received for the years 1995-1997 and reimbursement for expenses incurred to defend ARTRA against certain litigation.

          Effective January 31, 1998, Mr. Harvey's remaining advances totaling $12,787,000 were paid with consideration consisting of the following ARTRA and BCA preferred stock held by Mr. Harvey:

                                                        Face Value Plus
                          Security                     Accrued Dividends
         -----------------------------------------     -----------------

         ARTRA redeemable preferred stock,
               1,734.28 shares                           $ 2,751,000
         BCA Holding Series A preferred stock,
               1,784.029 shares                            2,234,000
         BCA Holding Series B preferred stock,
               6,172 shares                                7,802,000
                                                         -----------
                                                         $12,787,000
                                                         ===========

For additional related Party Transactions between the Registrant and Peter R. Harvey, ARTRA's president, see Note 19 to the consolidated financial statements.

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

On March 21, 1989, ARTRA borrowed $5,000,000 from its bank lender evidenced by a promissory note. This note has been amended and extended from time to time. The borrowings on this note were collateralized by, among other things, a $2,500,000 guaranty by Kenny. Kenny received compensation in the form of 833 shares of ARTRA common stock for each month that its guaranty remained outstanding through March 31, 1994. Under this arrangement, Kenny received 49,980 shares of ARTRA common stock as compensation for its guaranty.

On March 31, 1994, ARTRA entered into a series of agreements with its bank lender and with Kenny. Under the terms of these agreements, Kenny purchased a $2,500,000 participation in the $5,000,000 note payable to ARTRA's bank lender. Kenny's participation is evidenced by a $2,500,000 ARTRA note (the "Kenny Note") bearing interest at the prime rate. As consideration for its purchase of this participation, the bank lender released Kenny from its $2,500,000 loan guaranty. As additional consideration, Kenny received an option to put back to ARTRA the 49,980 shares of ARTRA common stock received as compensation for its $2,500,000 ARTRA loan guaranty at a price of $15.00 per share. The put option was subject to increase at the rate of $2.25 per share per annum ($21.188 at December 26,
1996). The put option was exercisable on the later of the date the Kenny Note is repaid or the date ARTRA's obligations to its bank lender are fully paid. During the first quarter of 1996, the $2,500,000 note and related accrued interest was paid in full, principally with the proceeds from additional short-term borrowings.

In December 1997 Kenny exercised all of its put options and ARTRA repurchased 72,984 shares of its common stock for cash of $2,379,000.

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

Peter R. Harvey and John Harvey were significant shareholders of PST's parent, PureTec. Peter R. Harvey formerly was a Vice President and a director of PST and a director of PureTec. John Harvey formerly was a director of PST and PureTec.

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

The BCA preferred stock provides a $1,000 per share liquidation preference and annual cumulative cash dividends of $60.00 per share when and if declared by BCA. The Bagcraft redeemable preferred stock remains outstanding as of the date hereof. As of December 31, 1997, net dividends in the amount of $854,000 had accumulated thereon.

During 1993, The Research Center of Kabbalah ("RCK"), which formerly held approximately 7.5% of ARTRA's outstanding Common Stock (including the stock issuable upon the exercise of warrants), made certain short-term loans to ARTRA of which $2,000,000, with interest at 10%, was outstanding at December 31, 1993. As additional compensation, RCK received warrants to purchase an aggregate of 86,250 ARTRA common shares at prices ranging from $6.00 to $7.00 per share based upon the market of ARTRA's common stock at the date of issuance. The warrants expire five years from the date of issuance. In January 1994, Kabbalah made an additional $1,000,000 short-term loan to ARTRA, also with interest at 10%. The proceeds of these loans were used to pay down various ARTRA short-term loans and other debt obligations. In December, 1995, RCK received 126,222 shares of ARTRA common in payment of past due interest through October 31, 1995. Interest on the loans was paid through March, 1997. Payment on the loans was due March 31, 1994, however, the lender did not demand payment. In February 1997, the lender received a warrant to purchase an additional 100,000 ARTRA common shares at $5.625 per share as consideration for not demanding payment of this obligation. In April 1997, the lender received a warrant to purchase an additional 100,000 ARTRA common shares at $5.00 per share as consideration for not demanding payment of this obligation. In June 1997 outstanding borrowings to RCK were reduced to $300,000 with the proceeds from other short-term borrowings. In July 1997 ARTRA repaid all remaining obligations under these loans. In early 1998, RCK disposed of all of its ARTRA holdings.

In May 1996, ARTRA borrowed $100,000 from Edward A. Celano, then a private investor, evidenced by an unsecured short-term note, due August 7, 1996, and renewed to February 6, 1997, bearing interest at 10%. The proceeds of the loan were used for working capital. At ARTRA's annual meeting of shareholders, held August 29, 1996, Mr. Celano was elected to ARTRA's board of directors. Effective January 17, 1997, Mr. Celano exercised his conversion rights and received 18,182 shares of ARTRA common stock as payment of the principal balance of his note.

In August 1996, ARTRA borrowed $500,000 from Howard Conant, then a private investor, evidenced by an short-term note, due December 23, 1996, bearing interest at 10%. The loan was collateralized by 125,000 shares of COMFORCE common stock owned by ARTRA's Fill-Mor subsidiary. As additional compensation for the loan, Mr. Conant received a warrant, expiring in 2001, to purchase 25,000 ARTRA common shares at a price of $5.00 per share. The proceeds of the loan were used for working capital. At ARTRA's annual meeting of shareholders, held August 29, 1996, Mr. Conant was elected to ARTRA's board of directors. In December, 1996, the loan was extended until April 23, 1997 and Mr. Conant received, as additional compensation, a warrant, expiring in 2001, to purchase 25,000 ARTRA common shares at a price of $5.875 per share.

In January 1997, ARTRA borrowed an additional $300,000 from Mr. Conant evidenced by a short-term note, due December 23, 1997, bearing interest at 8%. The loan was collateralized by 100,000 shares of COMFORCE common stock owned by ARTRA's Fill-Mor subsidiary. As additional compensation for the loan, Mr. Conant received a warrant, expiring in 2002, to purchase 25,000 ARTRA common shares at a price of $5.75 per share.

In March 1997, ARTRA borrowed an additional $1,000,000 from Mr. Conant evidenced by a short-term note, due May 26, 1997, bearing interest at 12%. The loan was collateralized by 585,000 shares of COMFORCE common stock owned by ARTRA's Fill-Mor subsidiary. As additional compensation, Mr. Conant received an option to purchase 25,000 shares of COMFORCE common stock owned by ARTRA's Fill-Mor subsidiary at a price of $4.00 per share, with the right to put the option back to ARTRA on or before May 30, 1997 for a total put price of $50,000. In May 1997, Mr. Conant exercised his rights and put the COMFORCE option back to ARTRA for $50,000. The proceeds from this loan were used in part to repay an ARTRA/Fill-Mor $2,500,000 bank term loan.

In April 1997, ARTRA borrowed $5,000,000 from Mr. Conant evidenced by a note, due April 20, 1998, bearing interest at 10%. As additional compensation, the lender received a warrant to purchase 333,333 ARTRA common shares at a price of $5.00 per share. The warrant holder has the right to put this warrant back to ARTRA at any time during the period April 21, 1998 to April 20, 2000, for a total purchase price of $1,000,000. The cost of this obligation will be accrued in ARTRA's financial statements as a charge to interest expense over the period April 21, 1997 (the date of the loan) through April 21, 1998 (the date the warrant holder has the right to put the warrant back to ARTRA). The proceeds from this loan were used to repay Mr. Conant's outstanding borrowings of $1,800,000 and to pay down other ARTRA debt obligations.

In June 1997, ARTRA borrowed an additional $1,000,000 from Mr. Conant, due December 10, 1997, bearing interest at 12%. As additional compensation, the lender received a warrant to purchase 40,000 ARTRA common stock shares at a price of $5.00 per share. The warrant holder has the right to put this warrant back to ARTRA at any time during the period December 10, 1997 to June 10, 1998, for a total purchase price of $80,000. The cost of this obligation will be accrued in the Company's financial statements as a charge to interest expense over the period June 10, 1997 (the date of loan) through December 10, 1997 (the date the warrant holder has the right to put the warrant back to ARTRA). The proceeds from this loan were used to pay down other ARTRA debt obligations. In July 1997, borrowings from Mr. Conant were reduced to $3,000,000 with proceeds advanced to ARTRA from a Bagcraft term loan as discussed above. In December 1997 borrowings from Mr. Conart were reduced to $2,000,000 with proceeds from other short-term borrowings. The borrowings from this director are currently collaterallized by 490,000 shares of COMFORCE common stock by the Company's Fill-Mor subsidiary.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)      1.   Financial Statements as listed on Page F-1.
                   2.   Financial Statement Schedules as listed on Page F-1.
                   3.   Exhibits as listed on Page E-1.


          (b)      Reports on Form 8-K.

                        No reports on Form 8-K were filed during the quarter December 31, 1997.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      ARTRA GROUP INCORPORATED

                                                By:         JOHN HARVEY
                                                       ---------------------
                                                            John Harvey
                                                       Chairman and Director
Dated:     March 26, 1998                             Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant, in the capacities and on the dates indicated.


     JOHN HARVEY                  Chairman and Director        March 26, 1998
------------------------
     John Harvey                  Chief Executive Officer

   PETER R. HARVEY                President and Director       March 26, 1998
------------------------
   Peter R. Harvey                Chief Operating Officer

   JAMES D. DOERING               Vice President /Treasurer    March 26, 1998
------------------------
   James D. Doering               Chief Financial Officer

   EDWARD A. CELANO               Director                     March 26, 1998
------------------------
   Edward A. Celano

   HOWARD R. CONANT               Director                     March 26, 1998
------------------------
   Howard R. Conant

  ROBERT L. JOHNSON               Director                     March 26, 1998
------------------------
  Robert L. Johnson

   GERARD M. KENNY                Director                     March 26, 1998
------------------------
   Gerard M. Kenny

   MAYNARD K. LOUIS               Director                     March 26, 1998
------------------------
   Maynard K. Louis

  MARK F. SANTACROSE              Director                     March 26, 1998
------------------------
  Mark F. Santacrose

  LAWRENCE D. LEVIN               Controller                   March 26, 1998
------------------------
  Lawrence D. Levin

                          INDEX TO FINANCIAL STATEMENTS




                                                                       Page
                                                                       ----
ARTRA GROUP INCORPORATED AND SUBSIDIARIES

     Report of Independent Accountants                                  F-2

       Consolidated Balance Sheets as
           of December 31, 1997
           and December 26, 1996                                        F-3

       Consolidated Statements of Operations
           for each of the three fiscal years
           in the period ended December 31, 1997                        F-5

       Consolidated Statements of Changes
           in Shareholders' Equity (Deficit)
           for each of the three fiscal years
           in the period ended December 31, 1997                        F-6

       Consolidated Statements of Cash Flows
           for each of the three fiscal years
           in the period ended December 31, 1997                        F-7

       Notes to Consolidated Financial Statements                       F-9


     Schedules:

       I.  Condensed Financial Information of Registrant                F-42

      II.  Valuation and Qualifying Accounts                            F-46




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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ARTRA GROUP Incorporated and Subsidiaries as of December 31, 1997 and December 26, 1996, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency. As a result of these factors, the Company has experienced difficulty in obtaining adequate financing to replace its current credit arrangements, to fund its debt service and to satisfy liquidity requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March  26, 1998

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                    December 31,  December 26,
                                                        1997           1996
                                                      --------      --------

                    ASSETS
Current assets:
   Cash and equivalents                               $  5,991      $    171
   Receivables, less allowance
     for doubtful accounts
     of $275 in 1997 and $512 in 1996                   10,004         8,267
   Inventories                                          15,749        14,967
   Available-for-sale securities                        12,013        22,564
   Other                                                   774           931
                                                      --------      --------
               Total current assets                     44,531        46,900
                                                      --------      --------

Property, plant and equipment
    Land                                                   417           417
    Buildings                                           12,742        11,672
    Machinery and equipment                             35,657        32,346
    Construction in progress                               675           979
                                                      --------      --------
                                                        49,491        45,414
Less accumulated depreciation and amortization          24,397        20,480
                                                      --------      --------
                                                        25,094        24,934
                                                      --------      --------

Other assets:
   Excess of cost over net assets acquired,
      net of accumulated amortization
      of $2,388 in 1997 and $2,083 in 1996               2,729         2,995
   Other                                                   852         2,550
                                                      --------      --------
                                                         3,581         5,545
                                                      --------      --------
                                                      $ 73,206      $ 77,379
                                                      ========      ========




The accompanying notes are an integral part of the consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                    December 31,   December 26,
                                                        1997           1996
                                                      --------       --------

               LIABILITIES
Current liabilities:
   Notes payable, including amounts
      due to related parties
      of $2,000 in 1997 and $3,600 in 1996            $ 10,726       $ 18,631
   Current maturities of long-term debt                  4,462          2,712
   Accounts payable                                      5,841          5,129
   Accrued expenses                                     11,440         10,394
   Income taxes                                            324            478
   Bagcraft detachable put warrant                        --            1,500
   Redeemable preferred stock                           11,955         11,100
   Liabilities of discontinued operations                  218            348
                                                      --------       --------
               Total current liabilities                44,966         50,292
                                                      --------       --------

Long-term debt                                          50,619         34,207
Other noncurrent liabilities                             4,675          2,135
Commitments and contingencies

Redeemable common stock, issued 98,734 shares             --            3,657

Redeemable preferred stock                               9,110          8,678


      SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, no par value;
   authorized 20,000,000 shares;
   issued 8,297,810 shares in 1997
   and 7,624,766 shares in 1996                          6,223          5,793
Additional paid-in capital                              42,721         40,211
Unrealized appreciation of investments                  14,733         25,719
Receivable from related party,
   including accrued interest                          (12,621)        (6,468)
Accumulated deficit                                    (87,113)       (86,793)
                                                      --------       --------
                                                       (36,057)       (21,538)
Less treasury stock, 80,612 shares in 1997
    and  7,628 shares in 1996, at cost                     107             52
                                                      --------       --------
                                                       (36,164)       (21,590)
                                                      --------       --------
                                                      $ 73,206       $ 77,379
                                                      ========       ========



The accompanying notes are an integral part of the consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                                            Fiscal Year
                                                                                -----------------------------------
                                                                                   1997         1996         1995
                                                                                ---------    ---------    ---------
Net sales                                                                       $ 125,027    $ 120,699    $ 121,879
                                                                                ---------    ---------    ---------

Costs and expenses:
   Cost of goods sold,
     exclusive of depreciation and amortization                                   101,527       94,613      102,508
   Selling, general and administrative                                             19,548       15,638       19,131
   Depreciation and amortization                                                    4,364        3,927        4,330
   Write-down of idle machinery and equipment                                        --           --          1,503
                                                                                ---------    ---------    ---------
                                                                                  125,439      114,178      127,472
                                                                                ---------    ---------    ---------

Operating earnings (loss)                                                            (412)       6,521       (5,593)
                                                                                ---------    ---------    ---------

Other income (expense):
   Interest expense                                                                (9,308)      (7,457)      (9,447)
   Amortization of debt discount                                                   (2,702)        (548)        (335)
   Realized gain on disposal
     of available-for-sale securities                                               2,531        5,818         --
   Litigation settlement, net                                                      10,416         --           --
   Gain on sale of idle machinery and equipment                                       932         --           --
   Other income (expense), net                                                        406         (107)         (88)
   Equity in loss of COMFORCE                                                        --           --           (533)
                                                                                ---------    ---------    ---------
                                                                                    2,275       (2,294)     (10,403)
                                                                                ---------    ---------    ---------

Earnings (loss) from continuing operations
    before income taxes and minority interest                                       1,863        4,227      (15,996)
(Provision) credit  for income taxes                                                   19         (152)         (51)
Minority interest                                                                  (1,109)        (526)        (896)
                                                                                ---------    ---------    ---------
Earnings (loss) from continuing operations                                            773        3,549      (16,943)
Earnings from discontinued operations                                                --           --             10
                                                                                ---------    ---------    ---------
Earnings (loss) before extraordinary credits                                          773        3,549      (16,933)
Extraordinary credits, net discharge of indebtedness                                 --          9,424       14,030
                                                                                ---------    ---------    ---------
Net earnings (loss)                                                                   773       12,973       (2,903)
Dividends applicable to redeemable preferred stock                                   (693)        (621)        (565)
Reduction of retained earnings applicable
     to redeemable common stock                                                      (400)        (390)        (767)
                                                                                ---------    ---------    ---------
Earnings (loss) applicable to common shares                                     ($    320)   $  11,962    ($  4,235)
                                                                                =========    =========    =========

Earnings (loss) per share:
    Basic
       Continuing operations                                                    ($   0.04)   $    0.34    $   (2.70)
       Discontinued operations                                                       --           --           --
                                                                                ---------    ---------    ---------
       Earnings (loss) before extraordinary credits                                 (0.04)        0.34        (2.70)
       Extraordinary credits                                                         --           1.25         2.07
                                                                                ---------    ---------    ---------
                 Net earnings (loss)                                            ($   0.04)   $    1.59    $    (.63)
                                                                                =========    =========    =========

     Weighted average number of shares of common stock outstanding                  7,970        7,525        6,776
                                                                                =========    =========    =========

    Diluted
       Continuing operations                                                    ($   0.04)   $    0.32    $   (2.70)
       Discontinued operations                                                       --           --           --
                                                                                ---------    ---------    ---------
       Earnings (loss) before extraordinary credits                                 (0.04)        0.32        (2.70)
       Extraordinary credits                                                         --           1.19         2.07
                                                                                ---------    ---------    ---------
                 Net earnings (loss)                                            ($   0.04)   $    1.51    $    (.63)
                                                                                =========    =========    =========

     Weighted average number of shares of common stock and
           common stock equivalents outstanding                                     7,970        7,939        6,776
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

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                        (In thousands, except share data)

                                                                Unrealized   Receivable                                     Total
                                    Common Stock    Additional  Appreciation   From                    Treasury Stock  Shareholders'
                                -------------------  Paid-in        of        Related   Accumulated  -----------------     Equity
                                   Shares  Dollars   Capital    Investments     Party    (Deficit)     Shares  Dollars   (Deficit)
                                ---------- --------  --------  ------------   --------   ---------   --------  -------   ---------
Balance at December 29, 1994    6,455,602   $5,052    $36,613                  $(4,100)  $(94,520)     57,038    $(805)  $(57,760)
 Net loss                               -        -          -                        -     (2,903)          -        -     (2,903)
 Reclassification of
  redeemable common stock        (100,000)       -       (500)                       -          -           -        -       (500)
 Common stock issued
  to pay liabilities              243,915      183        857                        -          -           -        -      1,040
 Common stock as additional
  consideration for private
  placement ARTRA notes           375,000      281        985                        -          -           -        -      1,266
 Net increase in receivable
  from related party,
  including accrued interest            -        -          -                     (218)         -           -        -       (218)
 Redeemable common stock
  put option exercised                  -       (8)         8                        -          -           -        -          -
 Sale and reclassification
  of redeemable common stock       85,714                 399                                                                 399
 Unrealized appreciation
  of investments                        -        -          -      $21,047           -          -           -        -     21,047
 Common stock
  contributed to ESOP              23,750       18         95            -           -          -           -        -        113
 Exercise of stock options         12,100        9         39            -           -          -           -        -         48
 Redeemable preferred
  stock dividends                       -        -          -            -           -       (565)          -        -       (565)
 Redeemable common
  stock accretion                       -        -          -            -           -       (767)          -        -       (767)
 Common stock issued
  as compensation                   6,898        5         30            -           -          -           -        -         35
                                --------- --------   --------    ---------     -------   --------     -------  -------    -------
Balance at December 28, 1995    7,102,979    5,540     38,526       21,047      (4,318)   (98,755)     57,038     (805)   (38,765)
 Net earnings                           -        -          -            -           -     12,973           -        -     12,973
 Common stock issued
  to pay liabilities              125,012       94        362            -           -          -    (120,554)     818      1,274
 Common stock issued as
   additional consideration
   for short-term borrowings       50,544       38       (398)           -           -          -     (99,456)   1,021        661
 Net increase in receivable
  from related party,
  including accrued interest            -        -          -            -      (2,150)         -           -        -     (2,150)
 Common stock loaned
  by related party                      -        -          -            -         587          -     100,000     (587)         -
 Repay common stock
  loaned by related party         100,000       75        512            -        (587)         -           -        -          -
 Increase in unrealized
  appreciation of investments           -        -          -        4,672           -          -           -        -      4,672
 Exercise of stock
  options and warrants             61,000       46        213            -           -          -     (16,900)     109        368
 Common stock received
  as consideration for
  short-term note                       -        -          -            -           -          -      87,500     (608)      (608)
 Reclassification of
  redeemable common stock         185,231        -        996            -           -          -           -        -        996
 Redeemable preferred
  stock dividends                       -        -          -            -           -       (621)          -        -       (621)
 Redeemable common
  stock accretion                       -        -          -            -           -       (390)          -        -       (390)
                                --------- --------   --------    ---------     -------   --------     -------  -------    -------
Balance at December 26, 1996    7,624,766    5,793     40,211       25,719      (6,468)   (86,793)      7,628      (52)   (21,590)
                                --------- --------   --------    ---------     -------   --------     -------  -------    -------

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT), continued
                        (In thousands, except share data)

                                                                Unrealized   Receivable                                     Total
                                    Common Stock    Additional  Appreciation   From                    Treasury Stock  Shareholders'
                                -------------------  Paid-in        of        Related   Accumulated  -----------------     Equity
                                   Shares  Dollars   Capital    Investments     Party    (Deficit)     Shares  Dollars   (Deficit)
                                ---------- --------  --------  ------------   --------   ---------   --------  -------   ---------

Balance at December 26, 1996    7,624,766    5,793     40,211       25,719      (6,468)   (86,793)      7,628      (52)   (21,590)
 Net earnings                           -        -          -            -           -        773           -        -        773
 Common stock issued
  to pay liabilities              444,717      333      1,606            -           -          -           -        -      1,939
 Net increase in receivable
  from related party,
  including accrued interest            -        -          -            -      (6,153)         -           -        -     (6,153)
 Decrease in unrealized
  appreciation of investments           -        -          -      (10,986)          -          -           -        -    (10,986)
 Exercise of stock
  options and warrants             39,800       30        148            -           -          -           -        -        178
 Redeemable common stock
  obligation paid
  by the issuance of
  additional common shares        115,543       67        612            -           -          -           -        -        679
 Exercise of redeemable common
  stock put option                 72,984        -         55            -           -          -      72,984      (55)         -
 Purchase of redeemable
  preferred stock                       -        -         89            -           -          -           -        -         89
 Redeemable preferred
  stock dividends                       -        -          -            -           -       (693)          -        -       (693)
 Redeemable common
  stock accretion                       -        -          -            -           -       (400)          -        -       (400)
                                 --------- --------   --------    ---------    --------   --------   --------  -------   --------
Balance at December 31, 1997     8,297,810   $6,223    $42,721      $14,733    $(12,621)  $(87,113)    80,612  $  (107)  $(36,164)
                                ========== ========   ========    =========    ========   ========   ========  =======   ========




The accompanying notes are an integral part of the consolidated financial statements.










                                      F-6(a)

                            ARTRA GROUP INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)

                                                                                           Fiscal Year
                                                                                --------------------------------
                                                                                   1997        1996        1995
                                                                                --------    --------    --------

Cash flows from operating activities:
   Net earnings (loss)                                                          $    773    $ 12,973    ($ 2,903)
      Adjustments to reconcile net earnings (loss)
           to cash flows from operating activities:
         Depreciation of property, plant and equipment                             4,059       3,622       4,120
         Amortization of excess of cost over net assets acquired                     305         305         837
         Decrease  in receivable from related party                                2,816        --          --
         Impairment of goodwill                                                     --          --         6,430
         Extraordinary gain from net discharge of indebtedness                      --        (9,424)    (14,030)
         Gain on disposal of discontinued operations                                --          --        (8,183)
         Amortization of other assets, principally financing costs                 4,754         548         689
         Inventory valuation reserve                                                 172         191         290
         Gain on sale of property, plant and equipment                               (70)         78        --
         Gain on sale of idle machinery  and equipment                              (932)       --          --
         Write-down of idle equipment and machinery                                 --          --         1,503
         Litigation settlement, net                                              (10,416)       --          --
         Gain on sale of COMFORCE common stock                                    (2,531)     (5,818)       --
         Equity in loss of COMFORCE                                                 --          --           533
         Minority interest                                                         1,109         526         896
         Contribution to ARTRA  ESOP                                                --          --            42
         Other, principally common stock issued as compensation                      454         220       1,300
      Changes in assets and liabilities, net of effects of
         businesses acquired and discontinued:
          (Increase) decrease in receivables                                      (1,631)      2,630        (184)
          (Increase) decrease in inventories                                         132       1,476         453
          (Increase) decrease in other current and noncurrent assets                 517        (169)      1,421
          Increase (decrease) in payables and accrued expenses                       321      (5,980)        611
          Increase (decrease) in other current and noncurrent liabilities           (119)     (4,497)        450
                                                                                --------    --------    --------
Net cash flows used by operating activities                                         (287)     (3,319)     (5,725)
                                                                                --------    --------    --------

Cash flows from investing activities:
   Proceeds from sale of COMFORCE common stock                                     1,821       3,717        --
   Net proceeds from litigation settlement                                         9,761        --          --
   Proceeds from sale of property, plant and equipment                               537         132        --
   Additions to property, plant and equipment                                     (3,066)     (2,645)     (2,820)
   Increase  in receivable from related party                                     (8,969)     (1,061)       (218)
   Proceeds from collection of notes receivable                                     --           342       3,000
   Decrease in restricted cash                                                      --           552         772
   Acquistion of AB Specialty, net of deposit                                     (1,131)       --          --
   AB Specialty acquisition deposit                                                 --        (1,183)       --
   Proceeds from sale of  idle machinery and equipment                               932        --          --
   Proceeds from sale of Arcar                                                      --          --        20,318
   Retail fixtures                                                                  --          --          (631)
                                                                                --------    --------    --------
Net cash flows from (used by) investing activities                                  (115)       (146)     20,421
                                                                                --------    --------    --------



The accompanying notes are an integral part of the consolidated financial statements.

                            ARTRA GROUP INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)


                                                                                            Fiscal Year
                                                                                -----------------------------------
                                                                                   1997         1996         1995
                                                                                ---------    ---------    ---------

Cash flows from financing activities:
   Net increase (decrease) in short-term debt                                   $  (1,508)   $     286    $   5,488
   Proceeds from long-term borrowings                                             146,891      141,896      136,756
   Reduction of long-term debt                                                   (133,781)    (140,850)    (156,641)
   Proceeds from exercise of stock options and warrants                               178          369           48
   Exercise of redeemable common stock put options                                 (3,379)        (510)        --
   Redemption of detachable put warrants                                           (1,728)        --           --
   Purchase of redeemable preferred stock                                            (426)        --           --
   Other                                                                              (25)          98          (70)
                                                                                ---------    ---------    ---------
Net cash flows from (used by) financing activities                                  6,222        1,289      (14,419)
                                                                                ---------    ---------    ---------

Increase (decrease) in cash and cash equivalents                                    5,820       (2,176)         277
Cash and equivalents, beginning of year                                               171        2,347        2,070
                                                                                ---------    ---------    ---------
Cash and equivalents, end of year                                               $   5,991    $     171    $   2,347
                                                                                =========    =========    =========



Supplemental cash flow information: Cash paid during the year for:
  Interest                                                                      $   7,058    $   5,320    $   5,847
  Income taxes paid (refunded), net                                                   177          157          (22)


Supplemental schedule of noncash investing and financing activities:
    Issue common stock and redeemable common stock
       to pay down current liabilities                                          $   1,939    $   1,274    $   1,040
    Issue common stock to pay
       redeemable common stock put obligation                                         679         --           --
    Issue common stock as additional consideration
       for short-term borrowings                                                     --            661        1,266
    COMFORCE common stock given to lenders
       as additional consideration for short-term borrowings                          169        1,511         --
    BCA Holdings redeemable preferred stock issued in exchange for
       Bagcraft redeemable preferred stock                                           --          8,135         --



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

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amount and classification of liabilities or other adjustments that might be necessary should ARTRA be unable to continue as a going concern.

In recent years, the Company has suffered recurring losses from operations and has a net capital deficiency. As a result of these factors, the Company has experienced difficulty in obtaining adequate financing to replace certain current credit arrangements, to fund its debt service and to satisfy liquidity requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 8, Notes Payable, and Note 9, Long-Term Debt, for further discussion of the status of credit arrangements and restrictions on the ability of operating subsidiaries to fund ARTRA corporate obligations. Due to its limited ability to receive operating funds from its subsidiaries, ARTRA has historically met its operating expenditures with funds generated by alternative sources, such as private placements of ARTRA common stock and notes, sales of ARTRA common stock with put options, loans from officers/directors and private investors, as well as through sales of assets and/or other equity infusions. ARTRA plans to continue to seek such alternative sources of funds to meet its future operating expenditures.

Effective December 31, 1997, the ARTRA received a settlement relating to certain litigation pending against Salomon Brothers, Inc., Salomon Brothers Holding Company, Inc., Charles K. Bobrinskoy, Michael J. Zimmerman (collectively, "Salomon Defendants"), D.P. Kelly & Associates, L.P. ("DPK"), Donald P. Kelly ("Kelly Defendants" along with DPK), James F. Massey and William Rifkind relating to the acquisition of Envirodyne Industries Inc. ("Envirodyne") in 1989 by Emerald Acquisition Corp. ("Emerald"). ARTRA recognized a gain from the settlement agreement of $10,416,000, net of related legal fees and other expenses.

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

In 1997, the Company changed its fiscal year end to December 31. In recent years the Company had operated on a 52/53 week fiscal year ending the last Thursday of December.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



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


D.    Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred and expenditures for major renovations are capitalized. Depreciation is computed on the basis of estimated useful lives principally by the straight-line method for financial statement purposes and principally by accelerated methods for tax purposes. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the period covered by the lease.

The costs of property retired or otherwise disposed of are applied against the related accumulated depreciation to the extent thereof, and any profit or loss on the disposition is recognized in earnings.


E.    Investments in Equity Securities

In 1995,  the  Company  adopted  Statement  of  Financial  Accounting  Standards
("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Under this statement, at December 28, 1995, the Company's investment in COMFORCE (see Note 6) was classified as available for sale and was stated at fair value. The adoption of SFAS No. 115 resulted in an increase to shareholders' equity in the fourth quarter of 1995 of $21,047,000. In prior years and, until October 1995, COMFORCE was a majority-owned subsidiary included in the consolidated financial statements of the Company.


F.    Intangible Assets

The net assets of a purchased business are recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of net assets acquired (goodwill) is reflected as intangible assets and amortized on a straight-line basis principally over 40 years.

Effective for the fiscal year ending December 26, 1996 the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ". The pronouncement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment is evaluated by comparing future cash flows (undiscounted and without interest charges) expected to result from the use or sale of the asset and its eventual disposition, to the carrying amount of the asset. The adoption of SFAS No. 121 did not have a material impact on the Company's financial statements.


G.   Revenue Recognition

Sales to customers are recorded at the time of shipment.


H.   Income Taxes

Income taxes are accounted for as prescribed in SFAS No. 109 - Accounting for Income Taxes. Under the asset and liability method of Statement No. 109, the Company recognizes the amount of income taxes payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled.


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


J.    Stock-Based Compensation

Effective for the fiscal year ending December 26, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". The pronouncement encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on new fair value accounting rules. The Company did not adopt the new fair value accounting, but instead chose to comply with the disclosure requirements of SFAS No. 123. Accordingly, the adoption of SFAS No. 123 did not have a material impact on the Company's financial statements.


K.       Earnings Per Share

The Company adopted SFAS No. 128, "Earnings Per Share" for the year ended December 31, 1997. The pronouncement, which specifies the computation, presentation, and disclosure requirements for earnings per share, did not have a material impact on the Company's financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

L.       Recently Issued Accounting Pronouncements

During 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") SFAS No. 130, "Reporting Comprehensive Income Summary," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". In February 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 132 "Employers' Disclosures about Pensions and other Postretirement Benefits". SFAS No. 130 establishes standards for reporting comprehensive income to present a measure of all changes in equity that result from renegotiated transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes net income. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. This standard requires that management identify operating segments based on the way that management disaggregates the entity for making internal operating decisions. SFAS No. 132 standardizes the disclosure requirements for pension and other postretirement benefits.

These new accounting principles are effective for the Company's fiscal year ending December 31, 1998. Management has not determined what impact these standards, when adopted, will have on the Company's financial statements.


3.       CHANGE OF BUSINESS

         AB Specialty

Effective January 2, 1997, Bagcraft purchased the business assets, subject to buyer's assumption of certain liabilities, of AB Specialty Holding Company, Inc. ("AB") for consideration consisting of cash of approximately $2.3 million. The purchased assets consisted principally of plant and equipment of approximately $1.3 million and inventory of approximately $1.1 million. The acquisition of AB, funded through borrowings under Bagcraft's Credit Agreement, has been accounted for by the purchase method and, accordingly, the assets and liabilities of AB were included in the Company's financial statements at their estimated fair market value at the date of acquisition. The results of operations of AB are not considered material to the Company's consolidated financial statements. The acquisition of AB is expected to enhance Bagcraft's specialty bag business. At December 26, 1996, other noncurrent assets included a deposit of approximately $1.2 million related to the acquisition of AB.

         Arcar Graphics

Effective April 8, 1994, Bagcraft purchased the business assets, subject to buyer's assumption of certain liabilities, of Arcar Graphics, Inc. ("Arcar"), a manufacturer and distributor of waterbase inks, for consideration of $10,264,000 consisting of cash of $2,264,000 and subordinated promissory notes totaling $8,000,000. The acquisition of Arcar was accounted for by the purchase method and, accordingly, the assets and liabilities of Arcar were included in ARTRA's financial statements at their estimated fair market value at the date of acquisition.

Effective October 26, 1995, Bagcraft sold the business assets, subject to the buyer's assumption of certain liabilities, of Arcar for cash of approximately $20,300,000, resulting in a net gain of $8,483,000. The net proceeds, after extinguishment of certain Arcar debt obligations, of approximately $10,400,000, were used to reduce Bagcraft debt obligations.

         COMFORCE

Prior to September 28, 1995, ARTRA's then majority owned subsidiary, COMFORCE Corporation ("COMFORCE", formerly The Lori Corporation "Lori"), operated as a designer and distributor of popular-priced fashion costume jewelry and

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



accessories. In September 1995 COMFORCE adopted a plan to discontinue its jewelry business and recorded a provision of $1,000,000 for the estimated costs to complete the disposal of the jewelry business.

Effective October 17, 1995, COMFORCE entered the telecommunications and computer technical staffing and consulting services business with the acquisition of COMFORCE Telecom Inc. COMFORCE has subsequently expanded this business through various acquisitions.

Effective July 4, 1995, COMFORCE's management agreed to issue up to a 35% common stock interest in COMFORCE to certain individuals to manage COMFORCE's entry into the telecommunications and computer technical staffing and consulting services business. In 1995, COMFORCE recognized a non-recurring charge of $3,425,000 related to this stock since these stock awards were 100% vested when issued, and were neither conditioned upon these individuals' service to the Company as employees nor the consummation of the COMFORCE Telecom acquisition. After the issuance of the COMFORCE common shares, plus the effects of other transactions, ARTRA's ownership interest in COMFORCE common stock was reduced to approximately 25% at December 28, 1995. Accordingly, in October 1995, the accounts of COMFORCE and its majority-owned subsidiaries were deconsolidated from ARTRA's consolidated financial statements. Due to other issuances of COMFORCE common shares, plus the effects of other transactions, ARTRA's ownership interest in COMFORCE common stock was reduced to approximately 10% and 14% at December 31, 1997 and December 26, 1996, respectively. See Note 6 for a further discussion of the accounting treatment of ARTRA's investment in COMFORCE.


         Other

During 1995 the Company was dismissed as party to certain litigation relating to the former Sargent-Welch Scientific Company ("Welch") subsidiary. Accordingly, the Company reversed $700,000 of excess liability accruals originally provided in 1989 to complete the disposal of Welch.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



The Company's consolidated financial statements have been reclassified to report separately the results of operations of Arcar and COMFORCE's discontinued fashion costume jewelry business prior to the deconsolidation of COMFORCE and its majority-owned subsidiaries effective October 1995. The 1995 operating results (in thousands) of Bagcraft's discontinued Arcar subsidiary and COMFORCE's discontinued jewelry business and net gain on disposal of discontinued operations consist of:


                                                     1995
                                                   --------

          Net sales                                $ 16,932
                                                   ========

          Loss from operations
            before income taxes                    $ (8,156)


          Provision for income taxes                    (17)
                                                   --------
          Loss from operations                       (8,173)
                                                   --------


          Gain on sale of Arcar subsidiary            8,483

          Provision for disposal of business           (300)

          Provision for income taxes                   --
                                                   --------
          Gain on disposal of businesses              8,183
                                                   --------

          Earnings (loss) from
            discontinued operations                $     10
                                                   ========



4.       CONCENTRATION OF RISK

The accounts receivable of the Company's Bagcraft subsidiary at December 31, 1997 consist primarily of amounts due from companies in the food industry. As a result, the collectibility of these receivables is dependent, to an extent, upon the economic condition and financial stability of the food industry. Credit risk is minimized as a result of the large number and diverse nature of Bagcraft's customer base. Bagcraft's major customers include some of the largest companies in the food industry. At December 31, 1997, Bagcraft had 10 customers with accounts receivable balances that aggregated approximately 40% of the Company's total trade accounts receivable. No single customer accounted for 10% or more of Bagcraft's 1997 sales.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



5.       INVENTORIES

Inventories  (in thousands) consist of:

                                           December 31,  December 26,
                                                1997         1996
                                              -------      -------

                 Raw materials and supplies   $ 5,901      $ 5,582
                 Work in process                  274          287
                 Finished goods                 9,574        9,098
                                              -------      -------
                                              $15,749      $14,967
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

During 1997 ARTRA sold 219,203 COMFORCE common shares in the market, with the net proceeds of approximately $1,700,000 used for working capital. During 1997 a lender received 25,000 COMFORCE common shares held by the Company as additional consideration for a short-term loan. The disposition of these 244,703 COMFORCE common shares resulted in realized gains of $2,306,000 during the year ended December 31, 1997, with cost determined by average cost.

In January 1996, the Company's Board of Directors approved the sale of 200,000 of ARTRA's COMFORCE common shares to certain officers, directors and key employees of ARTRA for non-interest bearing notes totaling $400,000. The 200,000 COMFORCE common shares sold collateralize the notes. Additionally, the noteholders have the right to put their COMFORCE shares back to ARTRA in full payment of the balance of their notes. Based upon the preceding factors, the Company has concluded that, for reporting purposes, it has effectively sold options to certain officers, directors and key

                   ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



employees to acquire 200,000 of ARTRA's COMFORCE common shares. Accordingly, these 200,000 COMFORCE common shares were removed from the Company's portfolio of "Available-for-sale securities" and were classified in the Company's consolidated balance sheet at December 26, 1996 as other receivables with an aggregate value of $400,000, based upon the value of proceeds to be received upon future exercise of the options. The disposition of these 200,000 COMFORCE common shares resulted in a gain that was deferred and will not be recognized in the Company's financial statements until the options to purchase these 200,000 COMFORCE common shares are exercised. Prior to the forth quarter of 1997 no options to acquire any of the 200,000 COMFORCE common shares had been exercised. During the fourth quarter of 1997, options to acquire 59,500 of these COMFORCE common shares were exercised resulting in a realized gain of $225,000. At December 31, 1997, options to acquire 140,500 COMFORCE common shares remained unexercised and were classified in the Company's consolidated balance sheet at December 31, 1997 as other receivables with an aggregate value of $281,000, based upon the value of proceeds to be received upon future exercise of the options.

During 1996 ARTRA sold 193,000 COMFORCE common shares in the market, with the net proceeds of approximately $3,700,000 used for working capital. During 1996 certain lenders received 105,000 COMFORCE common shares held by the Company as additional consideration for short-term loans. In October 1996, a lender exercised the conversion rights of a short-term loan and received 33,333 COMFORCE common shares in settlement of the Company's obligation. The disposition of these 331,333 COMFORCE common shares resulted in realized gains of $5,818,000 during the year ended December 26, 1996, with cost determined by average cost.

At December 31, 1997 ARTRA's remaining investment in COMFORCE (1,525,500 shares, currently a common stock ownership interest of approximately 10%) was classified in the Company's consolidated balance sheet in current assets as "Available-for-sale securities." At December 31, 1997 the gross unrealized gain relating to ARTRA's investment in COMFORCE, reflected as a separate component of shareholders' equity, was $14,733,000.

As discussed in Note 8, at December 31, 1997, 1,390,000 shares of COMFORCE common stock owned by the Company and its Fill-Mor subsidiary have been pledged as collateral for various short-term borrowings and 135,500 shares of COMFORCE common stock owned by the Company and its Fill-Mor subsidiary remain unencumbered.


7.       EXTRAORDINARY GAINS

         ARTRA Debt Restructuring

In February 1996, a bank agreed to discharge all amounts under its ARTRA notes ($12,063,000 plus accrued interest and fees) and certain obligations of ARTRA's president, Peter R. Harvey for consideration consisting of ARTRA's cash payment of $5,050,000, Mr. Harvey's cash payment of $100,000 and Mr. Harvey's $3,000,000 note payable to the bank (the "Harvey Note"). The bank assigned ARTRA a $2,150,000 interest in the Harvey Note, subordinated to the bank's $850,000 interest in the Harvey Note. ARTRA then discharged $2,150,000 of Mr. Harvey's prior advances in exchange for its $2,150,000 interest in Mr. Harvey's $3,000,000 note payable to the bank. The amount of the $5,050,000 cash payment to the bank applicable to Peter R. Harvey ($1,089,000) was charged to amounts due from Peter R. Harvey. ARTRA recognized a gain on the discharge of this indebtedness of $9,424,000 ($1.23 per share) in the first quarter of 1996. The cash payment due the bank was funded principally with proceeds received from the Bagcraft subsidiary in conjunction with the issuance of BCA (the parent of Bagcraft) preferred stock along with proceeds received from a short-term loan agreement with an unaffiliated company that was subsequently repaid. See Note 11 for a further discussion of these transactions. As additional compensation for its loan and for participating in the above discharge of indebtedness the unaffiliated company received 150,000 shares of ARTRA common stock (with a then fair market value of $661,000 after a discount for restricted marketability) and 25,000 shares of COMFORCE common stock held by ARTRA (with a then fair market value of $200,000).

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



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


         COMFORCE Debt Restructuring

Upon the satisfaction of certain conditions of a debt settlement agreement, in March 1995 certain indebtedness of COMFORCE and Fill-Mor was discharged, resulting in an extraordinary gain to the Company of $9,113,000 ($1.35 per share) in the first quarter of 1995 calculated (in thousands) as follows:


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
                                                                 =========




                                      F17

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



8.       NOTES PAYABLE

Notes payable (in thousands) consist of:
                                                December 31,     December 26,
                                                    1997              1996
                                                   -------          -------
    ARTRA 12% promissory notes -
      1997 private placements                     $ 12,850

    ARTRA 12% promissory notes -
      1996 private placement                           --          $  7,675

    Amounts due to related parties,
      interest from 10% to 12%                       2,000            3,600

    ARTRA bank notes payable,
      interest at the lender's index rate              --             2,500

    Other, interest from 10% to 15%                    601            4,856
                                                   -------          -------
                                                    15,451           18,631

    Less ARTRA 12% promissory notes
      refinanced in January 1998                    (4,725)             --
                                                   -------          -------
                                                  $ 10,726         $ 18,631
                                                   =======          =======


         Promissory Notes

         1997 Private Placements

In December 1997, ARTRA completed private placements of $5,375,000 of 12% promissory notes due in December 1998. As additional consideration the noteholders received warrants to purchase an aggregate of 107,500 ARTRA common shares at a price of $3.00 per share. The warrants expire in November and December 1999. The warrantholders have the right to put these warrants back to ARTRA at any time during a period commencing in December 1998 and ending in May 1999, at a price of $1.50 per share. The cost of this obligation ($161,250 if all warrants are put back to the Company) was accrued in the Company's financial statements as a charge to interest expense. In the event of a default, as defined in the note agreements, the promissory notes will bear interest at 37%. The proceeds from the private placement were used principally to pay down other debt obligations.

In July 1997, ARTRA completed private placements of $7,475,000 of 12% promissory notes due in January 1998. As additional consideration the noteholders received warrants to purchase an aggregate of 199,311 ARTRA common shares at a price of $3.75 per share. The warrants expire in July 1998. The warrantholders have the right to put these warrants back to ARTRA at any time during a period commencing in January 1998 and ending in August 1999, at a price of $3.00 per share. The cost of this obligation ($598,000 if all warrants are put back to the Company) was amortized in the Company's financial statements as a charge to interest expense over the period July 1997 (the date of the private placement) through January 1998 (the scheduled maturity date of the notes). The promissory notes were collateralized principally as follows:

         A $4,000,000 note is collateralized by 575,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary and a secondary interest in the common stock of ARTRA's BCA subsidiary (the parent of Bagcraft).

         Promissory notes with an aggregate principal amount of $3,475,000 are collateralized by 652.285 shares of ARTRA redeemable preferred stock (then a 17.4% interest), 1,784.02 shares of BCA Series A redeemable preferred stock (then a 48.5% interest) and 6,488.8 shares of BCA Series B redeemable preferred stock (then a 79.8% interest).

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



The proceeds from the July 1997 private placement were advanced to Peter R. Harvey as discussed in Note 19.

The July 1997 private placement notes were repaid and /or refinanced with proceeds of a January 1998 private placement of 12% notes and with proceeds from the litigation settlement discussed in Note 18. The January 1998 private placement notes, in the principal amount of $5,925,000, are payable in January 1999. July 1997 private placement notes in the principal amount of $4,725,000 were refinanced by the January 1998 private placement notes and, accordingly, have been classified as long-term debt at December 31, 1997. As additional consideration the January 1998 private placement noteholders received warrants to purchase an aggregate of 116,500 ARTRA common shares at a price of $4.50 per share. The warrants expire in January 2000. The warrantholders have the right to put these warrants back to ARTRA at any time during a six-month period commencing in January 1999 and ending in July 1999, at a price of $1.50 per share. The cost of this obligation ($175,000 if all warrants are put back to the Company) will be amortized in the Company's financial statements as a charge to interest expense.

The December 1997 and January 1998 private placement notes are collateralized by 900,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary and by ARTRA's interest in all of the common stock of BCA (the parent of Bagcraft).

In June 1997, ARTRA completed private placements of $4,975,000 of 12% promissory notes due in December 1997. As additional consideration the noteholders received warrants to purchase an aggregate of 228,750 ARTRA common shares at a price of $3.75 per share. The warrants expire in June 1999. The warrantholders have the right to put these warrants back to ARTRA at any time during a period commencing in December 1997 and ending in May 1999, at prices of $2.00 to $2.40 per share. The cost of this obligation ($517,000 if all warrants are put back to the Company) was amortized in the Company's financial statements as a charge to interest expense over the period June 1997 (the commencement date of the private placement) through December 1997 (the maturity date of the notes). The proceeds from the private placement were used principally to pay down other debt obligations. The notes were paid at maturity in December 1997 principally with proceeds from the December 1997 private placement.


         1996 Private Placement

In April 1996, ARTRA commenced a private placement of $7,675,000 of 12% promissory notes due April 15, 1997. As additional consideration the noteholders received warrants to purchase an aggregate of 418,750 ARTRA common shares at a price of $3.75 per share, as amended. The warrants expire April 15, 1999. The warrantholders have the right to put these warrants back to ARTRA at any time during the period April 15, 1997 to October 15, 1998, at a price of $2.00 per share. The cost of this obligation ($837,500 if all warrants are put back to the Company) was amortized in the Company's financial statements as a charge to interest expense over the period April 15, 1996 (the commencement date of the private placement) through April 15, 1997 (the maturity date of the notes as well as the date the warrantholders have the right to put their warrants back to ARTRA). During 1997, warrants to purchase 50,000 ARTRA common shares were put back to the Company at a cost of $100,000. These promissory notes were collateralized by ARTRA's interest in all of the common stock of BCA (the parent of Bagcraft). The proceeds from the private placement, completed in July 1996, were used principally to pay down other debt obligations. During the second quarter of 1997, the Company repaid these promissory notes with the proceeds of additional short-term borrowings and with funds received from the Company's Bagcraft subsidiary in accordance with a May 1997 amendment to its credit agreement (see Note 9).


         Amounts Due To Related Parties

At December 26, 1996, ARTRA had outstanding borrowings of $500,000 from an outside director of the Company evidenced by a short-term note bearing interest at 10%. The loan was collateralized by 125,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary. As additional compensation for the loan and a December 1996 extension, the director received five year warrants to purchase an aggregate of 50,000 ARTRA common shares at a prices ranging from $5.00 to $5.875 per share. The proceeds of the loan were used for working capital.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



In January 1997, ARTRA borrowed an additional $300,000 from this director evidenced by a short-term note, due December 23, 1997, bearing interest at 8%. The loan was collateralized by 100,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary. As additional compensation for the loan, the lender received a warrant, expiring in 2002, to purchase 25,000 ARTRA common shares at a price of $5.75 per share.

In March 1997, ARTRA borrowed an additional $1,000,000 from this director evidenced by a short-term note, due May 26, 1997, bearing interest at 12%. The loan was collateralized by 585,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary. As additional compensation, the lender received an option to purchase 25,000 shares of COMFORCE common stock, owned by the Company's Fill-Mor subsidiary, at a price of $4.00 per share. The proceeds from this loan were used in part to repay the ARTRA/Fill-Mor $2,500,000 bank term loan described below.

   In April 1997, ARTRA borrowed $5,000,000 from the above director evidenced by a note, due April 20, 1998, bearing interest at 10%. As additional compensation, the lender received a warrant to purchase 333,333 ARTRA common shares at a price of $5.00 per share. The warrantholder has the right to put this warrant back to ARTRA at any time during the period April 21, 1998 to April 20, 2000, for a total purchase price of $1,000,000. The cost of this obligation is being amortized in the Company's financial statements as a charge to interest expense over the period April 21, 1997 (the date of the loan) through April 21, 1998 (the date the warrantholder has the right to put the warrant back to ARTRA). The proceeds from this loan were used to repay $1,800,000 of prior borrowings from this lender and pay down other ARTRA debt obligations.

In June 1997, ARTRA borrowed an additional $1,000,000 from the above director evidenced by a note, due December 10, 1997, bearing interest at 12%. As additional compensation, the lender received a warrant to purchase 40,000 ARTRA common shares at a price of $5.00 per share. The warrantholder has the right to put this warrant back to ARTRA at any time during the period December 10, 1997 to June 10, 1998, for a total purchase price of $80,000. The cost of this obligation was amortized in the Company's financial statements as a charge to interest expense over the period June 10, 1997 (the date of the loan) through December 10, 1997 (the date the warrantholder has the right to put the warrant back to ARTRA).
The proceeds from this loan were used to pay down other ARTRA debt obligations.

In July 1997, borrowings from this lender were reduced to $3,000,000 with proceeds advanced to ARTRA from a Bagcraft term loan as discussed in Note 9. In December 1997 borrowings from this lender were reduced to $2,000,000 with proceeds from other short-term borrowings. The borrowings from this director are collaterallized by 490,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary.

At December 26, 1996, ARTRA had outstanding borrowings of $3,000,000 from an unaffiliated company then holding approximately 7% of ARTRA's outstanding common stock. The loans were evidenced by short-term notes bearing interest at 10%. As additional compensation for the above loans, the lender received five year warrants expiring in 1998 to purchase an aggregate of 86,250 ARTRA common shares at prices ranging from $6.00 to $7.00 per share. The proceeds of this loan were used to pay down various ARTRA short-term loans and other debt obligations. In December 1995 the unaffiliated company received 126,222 shares of ARTRA common in payment of past due interest through October 31, 1995. Payment on the loans was due March 31, 1994, however, the lender did not demand payment. In February 1997, the lender received a warrant to purchase an additional 100,000 ARTRA common shares at $5.625 per share as consideration for not demanding payment of this obligation. In April 1997, the lender received a warrant to purchase an additional 100,000 ARTRA common shares at $5.00 per share as consideration for not demanding payment of this obligation. In June 1997 outstanding borrowings to the unaffiliated company were reduced to $300,000 with the proceeds from other short-term borrowings. In July 1997 ARTRA repaid all remaining obligations under these loans.

In May 1996, ARTRA borrowed $100,000 from a private investor, evidenced by a short-term note, due August 7, 1996, and renewed to February 6, 1997, bearing interest at 10%. The proceeds of the loan were used for working capital. At the Company's annual meeting of shareholders, held August 29, 1996, the private investor was elected to the Company's board of directors. Effective January 17, 1997, the private investor exercised his conversion rights and received 18,182 shares of ARTRA common stock as payment of the principal balance of his note.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



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


         Other

At December 31, 1997 and December 26, 1996, ARTRA also had outstanding short-term borrowings from other unrelated parties aggregating $601,000 and $1,990,000, with interest rates varying between 10 % and 15%.

At December 26, 1996, ARTRA was the obligor under two demand notes, issued to an unaffiliated company, in the principal amount of $2,266,000, including accrued interest. The notes were issued in October, 1990 with interest at 15%. In July 1997, ARTRA paid all outstanding interest on these demand notes and reduced the principal amount outstanding under the demand notes to approximately $1,500,000. In October 1997, the lender agreed to accept 357,720 ARTRA common shares in payment of the principal amount due on these notes. In January 1998 the lender returned the 357,720 ARTRA common shares to the Company for cash consideration of approximately $1,600,000.

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

The weighted average interest rate on all short-term borrowings at December 31, 1997 and December 26, 1996 was 11.5% and 11.3%, respectively.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)



9.       LONG-TERM DEBT

         Long-term debt (in thousands) consists of:

                                                    December 31,   December 26,
                                                        1997           1996
                                                      --------       --------
 Bagcraft:
     Credit Agreement:
        Term Loan A, interest at
           the lender's index rate plus .25%          $ 20,000       $ 20,000

        Term Loan B, interest at
           the lender's index rate plus .75%             5,000            --

        Term Loan C, interest at
           the lender's index rate plus 1%               7,500            --

        Revolving credit loan, interest at
           the lender's index rate                       9,313          7,990

        Unamortized discount                            (1,425)        (1,752)

     City of Baxter Springs, Kansas
        loan agreements,
        interest at varying rates                        9,968         10,681
                                                      --------       --------
                                                        50,356         36,919
     ARTRA 12% promissory notes
        refinanced in January 1998                       4,725            --
                                                      --------       --------

                                                        55,081         36,919
        Current scheduled maturities                    (4,462)        (2,712)
                                                      --------       --------
                                                      $ 50,619       $ 34,207
                                                      ========       ========



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

In December 1996, the Credit Agreement was amended and restated whereby, among other things, the maturity date of the Credit Agreement was extended to September 30, 2002 and certain loan covenants were amended. Term Loan A and Term Loan B, as previously defined in the Credit Agreement were consolidated into a new $20,000,000 term loan with interest at the lender's index rate plus .25% (8.75% at December 31, 1997 and 8.5% at December 26, 1996). Principal payments under the term loan were modified to provide for annual principal payments (payable in quarterly installments) in the amount of $2,000,000 in 1997 through 1999; $3,000,000 in 2000 and 2001; and $8,000,000 in 2002. The amended and restated Credit Agreement reduced the interest on the revolving credit loan to the lender's index rate and also provided for a $3,000,000 capital expenditures line of credit with interest at the lender's index rate plus .25%.

The amount available to Bagcraft under the revolving credit loan is subject to a borrowing base, as defined in the Credit Agreement, up to a maximum of
$18,000,000.   At  December  31,  1997  and  December  26,  1996,  approximately

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)



$4,400,000 and $6,200,000, respectively, was available and unused by Bagcraft under the revolving credit loan. Borrowings under the revolving credit loan are payable upon maturity of the Credit Agreement, unless accelerated under terms of the Credit Agreement. At December 31, 1997 and December 26, 1996, the interest rate on the revolving credit loan was 8.5% and 8.25%, respectively.

Borrowings under the Credit Agreement are collateralized by the common stock and substantially all of the assets of Bagcraft. The Credit Agreement, as amended, contains various restrictive covenants, that among other restrictions, require Bagcraft to maintain minimum levels of tangible net worth and liquidity levels, and limit future capital expenditures and restricts additional loans, dividend payments and payments to related parties. In addition, the Credit Agreement prohibits changes in ownership of Bagcraft. At December 31, 1997 Bagcraft was in compliance with the provisions of its Credit Agreement.

Effective May 5, 1997, the Credit Agreement was amended to provide for a $5,000,000 term loan (Term Loan B) with interest at the lender's index rate plus
 .75%. Term Loan B was scheduled to mature on May 8, 1998, unless accelerated under terms of the Credit Agreement. The proceeds of Term Loan B were advanced to ARTRA under terms of an intercompany note payable to Bagcraft that was scheduled to mature on May 8, 1998. ARTRA used the proceeds of this loan to repay certain ARTRA debt obligations.

Effective July 17, 1997, the Credit Agreement was amended to provide for a $7,500,000 term loan (Term Loan C) with interest at the lender's index rate plus 1%. Term Loan C was scheduled to mature, unless accelerated under terms of the Credit Agreement. The proceeds of Term Loan C were advanced to ARTRA under terms of an intercompany note payable to Bagcraft that was scheduled to mature on July 15, 1998. ARTRA used the proceeds of this loan to repay certain ARTRA debt obligations.

Effective February 27, 1998, the Credit Agreement was amended and restated whereby, among other things, certain loan covenants were amended and payments under the Term Loans were modified to provide for annual principal payments (payable in quarterly installments) as follows:

         Term Loan A - $1,200,000  in 1998;  $1,800,000  in 1999;  $5,500,000 in
                       2000 and 2001; and $6,000,000 in 2002.
         Term Loan B - $50,000 in 1998 - 2002; and $4,750,000 in 2002.
         Term Loan C - $75,000 in 1998 - 2003; and $7,050,000 in 2004.

Amounts outstanding under the Credit Agreement have been reflected in current maturities and long-term debt at December 31, 1997 according to terms of these amended maturities.

As additional compensation for borrowings under the Credit Agreement, in December 1993, the lender received a detachable warrant ("Warrant"), originally expiring in December 1998, allowing the holder to purchase up to 10% of the fully diluted common equity of Bagcraft at a nominal value. The determination of the repurchase price of the Warrant is to be based on the Warrant's pro rata share of the highest of book value, appraised value or market value of Bagcraft. In connection with the February 1, 1996 amendment to the Credit Agreement, the warrant agreement was amended to permit the holder to purchase 13% of the fully diluted common equity of Bagcraft at the original nominal purchase price and to extend the expiration date to December 17, 1999. In January 1997, in accordance with the December 1996 amendment to the Credit Agreement, Bagcraft repurchased 50% of the Warrant (6.5% of the fully diluted common equity of Bagcraft) for $1,500,000. The warrant has been subsequently amended, most recently in accordance with the February 27, 1998 amendment to the Credit Agreement, to permit the holder to purchase 13% of the fully diluted common equity of Bagcraft at the original nominal purchase price and to extend the warrant's expiration date to February 27, 2003. Under certain conditions Bagcraft is required to repurchase the Warrant from the lender.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



In March 1994 Bagcraft and the City of Baxter Springs, Kansas completed a $12,500,000 financing package associated with the construction of a new 265,000 sq. ft. production facility in Baxter Springs, Kansas. The financing package, funded by a combination of Federal, state and local funds, consists of the following loan agreements payable by Bagcraft directly to the City of Baxter
Springs:

         A $7,000,000 promissory note payable in ten installments of $700,000 due annually on July 21 of each year beginning in 1995 through maturity on July 21, 2004. Interest, at varying rates from 4.6% to 6.6%, is payable semi-annually. At December 31, 1997 and December 26, 1996, Bagcraft had outstanding borrowings of $4,900,000 and $5,600,000, respectively, under this loan agreement.

         A  $5,000,000   subordinated   promissory   note  payable  as  follows:
         $2,425,000 due in 1998;  and  $2,425,000 due in 1999. The  subordinated promissory note is non-interest bearing, subject to certain repayment provisions as defined in the agreement (as amended). At December 31, 1997 and December 26, 1996, Bagcraft had outstanding borrowings of $4,850,000 under this loan agreement.

         Two separate $250,000 subordinated promissory notes payable in varying installments through January 20, 2025. The subordinated promissory notes are non-interest bearing, subject to certain repayment provisions as defined in the agreement. At December 31, 1997 and December 26, 1996, Bagcraft had outstanding borrowings of $218,000 and $231,000, respectively, under this loan agreement.


Borrowings under the above loan agreements are collateralized by a first lien on the land and building at the Baxter Springs, Kansas production facility and by a second lien on certain machinery and equipment. Under certain circumstances, repayment of the borrowings under the above loan agreements is subordinated to the repayment of obligations under Bagcraft's Credit Agreement.


         ARTRA

As discussed in Note 8, $7,475,000 of ARTRA 12% promissory notes due in January 1998 were repaid and /or refinanced principally with proceeds of a January 1998 private placement of 12% notes payable in January 1999. Private placement notes in the principal amount of $4,725,000 refinanced by the January 1998 private placement notes have been classified as long-term debt at December 31, 1997.


The common stock and virtually all the assets of the Company and its Bagcraft subsidiary have been pledged as collateral for borrowings under various loan agreements. Under certain debt agreements the Company is limited in the amounts it can withdraw from its operating subsidiaries.

At December 31, 1997 the aggregate amount of yearly maturities of long-term debt, exclusive of debt discharged, is: 1998, $4,462,000; 1999, $9,787,000;
2000, $6,337,000; 2001, $6,337,000; 2002, $16,150,000; thereafter, $13,433,000.


10.      REDEEMABLE COMMON STOCK

In recent years ARTRA had entered into various agreements under which it has sold its common shares along with options that required ARTRA to repurchase these shares at the option of the holder at a premium over the initial sales price. The increment in the option price over the initial sales price of redeemable common stock was reflected in the Company's financial statements by a charge to retained earnings. At December 26, 1996 options were outstanding that, if exercised,

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



would have required ARTRA to repurchase 98,734 shares of its common stock for an aggregate amount of $3,657,000. At December 31, 1997, there were no outstanding options which would require ARTRA to repurchase shares of its common stock.

During 1987, ARTRA entered into an agreement with a private corporation under which it sold its common shares along with a put option that required ARTRA to repurchase these shares at the option of the holder. A major shareholder and executive officer of the private corporation is an ARTRA director. The put option agreement had been extended from time to time, most recently in November 1992, to expire on December 31, 1997. The private corporation received the right to sell to ARTRA 23,004 shares of ARTRA common stock at an initial put price of $56.76 pre share. The option price increased by an amount equal to 15% per annum for each day from March 1, 1991 to the date of payment by ARTRA. At December 26, 1996, the option price was $83.45 per share.

As additional consideration for its guaranty of $2,500,000 of ARTRA bank notes during the period March 1989 through March 1994, the private corporation noted above received 49,980 ARTRA common shares. On March 31, 1994, ARTRA entered into a series of agreements with its bank lender and with the above private corporation. Per terms of the agreements, the private corporation purchased $2,500,000 of ARTRA notes from ARTRA's bank and the bank released the private corporation from its $2,500,000 loan guaranty. As consideration for purchasing $2,500,000 of ARTRA bank notes, the private corporation received a $2,500,000 ARTRA note payable and an option to put back to ARTRA its 49,980 shares of ARTRA common stock at a price of $15.00 per share. The option price increased by $2.25 per share annually ($21.19 per share at December 26, 1996). During the first quarter of 1996 the ARTRA bank notes were discharged (see Note 7) and the $2,500,000 note payable to the private corporation and related accrued interest was paid in full principally with proceeds from additional short-term borrowings.

In December 1997, the private corporation exercised the put options and ARTRA repurchased 72,984 shares of its common stock for a total of $3,379,000.

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

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



11.      REDEEMABLE PREFERRED STOCK

           Redeemable preferred stock (in thousands) consists of:

                                                              December 31,   December 26,
                                                                   1997            1996
                                                                 -------         -------
      Currently payable:
        Bagcraft redeemable preferred stock
          payable to a related party,
          cumulative $.01 par value,
          13.5%; including accumulated dividends;
          redeemable in 1997 with a liquidation
          preference equal to $100 per share;
          issued 8,650 shares                                   $  2,124        $  2,007

        BCA Holdings preferred stock, Series B,
          $1.00 par value, 6% cumulative,
          including accumulated dividends;
          redeemable in 1997 with a liquidation
          preference of $1,000 per share;
          8,135 shares authorized; issued 7,847.79
          shares in 1997 and 8,135 shares in 1996                  9,831           9,093
                                                                 -------         -------
                                                                $ 11,955        $ 11,100
                                                                 =======         =======

      Noncurrent:
        ARTRA redeemable preferred stock,
          Series A, $1,000 par value,
          6% cumulative payment-in-kind,
          including accumulated dividends,
          net of unamortized discount
          of $859 in 1997 and $1,271 in 1996;
          redeemable March 1, 2000 at $1,000
          per share plus accrued dividends;
          authorized 2,000,000 shares all series;
          issued 3,583.62 shares in 1997
          and 3,750 shares in 1996                              $  4,799        $  4,315

        BCA Holdings preferred stock, Series A,
          $1.00 par value, 6% cumulative,
          including accumulated dividends;
          redeemable in 1997 with a liquidation
          preference of $1,000 per share;
          10,000 shares authorized;
          issued 3,456.18 shares in 1997
          and 3,675 shares in 1996                                 4,311           4,363
                                                                 -------         -------
                                                                $  9,110        $  8,678
                                                                 =======         =======

On September 27, 1989, ARTRA received a proposal to purchase BCA, the parent of Bagcraft, from Sage Group, Inc. ("Sage"), a privately owned corporation that owned 100% of the outstanding common stock of BCA. Sage was merged with and into Ozite Corporation ("Ozite") on August 24, 1990. Peter R. Harvey, ARTRA's President, and John Harvey, ARTRA's Chairman of the Board of Directors, were the principal shareholders of Sage and the principal shareholders of Ozite.
Effective March 3, 1990, a wholly-owned subsidiary of ARTRA acquired 100% of BCA's issued and outstanding common shares for consideration of $5,451,000, which included 772,000 shares of ARTRA common stock and 3,750 shares of $1,000 par value junior non-convertible payment-in-kind redeemable Series A Preferred Stock with an estimated fair value of $1,012,000, net of unamortized discount of $2,738,000.

In August and September 1997 ARTRA repurchased 166.38 shares of ARTRA Series A redeemable preferred stock with a carrying value of $209,000 for cash of $120,000. The redeemable preferred stock purchase resulted in a gain of $89,000,

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



which was reflected in the Company's condensed consolidated financial statements as a credit to additional paid-in capital. The Series A Preferred Stock accrues dividends at the rate of 6% per annum and is redeemable by ARTRA on March 1, 2000 at a price of $1,000 per share plus accrued dividends. Accumulated dividends of $2,074,000 and $1,836,000 were accrued at December 31, 1997 and December 26, 1996, respectively.


         Bagcraft/BCA Holdings

In 1987, Bagcraft obtained financing from a subsidiary of Ozite through the issuance of a $5,000,000 subordinated note, due June 1, 1997. During 1992, per agreement with the noteholder, the interest payments were remitted to ARTRA and the noteholder received 675 shares of BCA Series A preferred stock ($1.00 par value, 6% cumulative with a liquidation preference equal to $1,000 per share) with a liquidation value of $675,000. In December 1993, the subordinated note and accrued interest thereon were paid in full from proceeds of Bagcraft's Credit Agreement. Per agreement with the noteholder, the accrued interest outstanding on the note of $3,000,000 was remitted to ARTRA and the noteholder received an additional 3,000 shares BCA Series A preferred stock having a liquidation value of $3,000,000. Accumulated dividends of $854,000 and $688,000 were accrued at December 31, 1997 and December 26, 1996, respectively.

In 1987, Bagcraft issued to a subsidiary of Ozite $5,000,000 of preferred stock (50,000 shares of 13.5% cumulative, redeemable preferred stock with a liquidation preference equal to $100 per share) redeemable by Bagcraft in 1997 at a price of $100 per share plus accrued dividends. Dividends, which accrue and are payable semiannually on June 1 and December 1 of each year, are reflected in the Company's consolidated statement of operations as minority interest. The holder has agreed to forego dividend payments as long as such payments are prohibited by Bagcraft's lenders. Accumulated dividends of $1,259,000 and $1,142,000 were accrued at December 31, 1997 and December 26, 1996, respectively. The Bagcraft preferred stock was originally scheduled to be redeemable on June 1, 1997 and is currently redeemable on demand.

Effective February 15, 1996, BCA, Bagcraft and Ozite entered into an agreement to exchange certain preferred stock between the Companies. Per terms of the exchange agreement BCA issued 8,135 shares of BCA Series B preferred stock
(13.5% cumulative, redeemable preferred stock with a liquidation preference equal to $1,000 per share, or a total carrying value of $8,135,000) to Ozite in exchange for 41,350 shares of Bagcraft redeemable preferred stock (with a liquidation preference equal to $100 per share plus accumulated dividends of $4,838,000, or a total carrying value of $8,973,000). The preferred stock exchange resulted in a gain of $838,000, which was reflected in the Company's consolidated statement of operations as minority interest.

The BCA Series B preferred stock was originally scheduled to be redeemable on June 1, 1997 and is currently redeemable on demand. Accumulated dividends of $1,984,000 and $958,000 were accrued at December 31, 1997 and December 26, 1996, respectively.

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

In conjunction with the preferred stock exchange agreement, Bagcraft's lender consented to an advance of $4,135,000 under Bagcraft's revolving credit loan to be transferred to ARTRA as a dividend. ARTRA used the funds from this dividend plus funds from a short-term loan agreement to fund a payment to its bank lender in accordance with provisions of its debt discharge agreement as discussed in
Note 7.

As discussed in Note 19, effective January 31, 1998, Peter R. Harvey exchanged certain ARTRA/BCA preferred stock to retire advances from ARTRA totaling $12,787,000.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)



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

In August 1996, ARTRA's shareholders also approved a 1996 Disinterested Directors Stock Option Plan (the "1996 Director Plan") for directors of the Company who are not employees or officers. The 1996 Director Plan reserves 200,000 shares of the Company's common stock for the granting of NSOs on or before August 29, 2006 at a price equal to fair market value per share on the date of grant. No options were granted under the Director Plan during the years ended December 31, 1997 and December 26, 1996.

In July 1985, ARTRA's shareholders approved a stock option plan (the "1985 Plan") for certain officers and key employees of the Company and its subsidiaries. The 1985 Plan, as amended, reserved 1,000,000 shares of the Company's common stock and authorized the granting of options on or before February 1, 1995. The purchase price of such options granted under the 1985 Plan was not less than the market value at the date of grant for ISOs and not less than 110% of the market value on the date of grant for an ISO granted to a shareholder possessing 10% more of the voting stock of the Company.

Effective for the fiscal year ending December 26, 1996, the Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". In 1996 all stock options were granted at an exercise price equal to fair market value at the date of grant and, accordingly, no compensation expense has been recognized in connection with the Company's stock option plans. Had compensation cost for the Company's stock option plan been determined based on the fair value on the date of grant for awards in 1996 consistent with the provisions of SFAS No. 123, the Company's earnings applicable to common shares would have been reduced to the pro forma amounts indicated below:

                                              Year Ended December 26, 1996
                                              ----------------------------
                                              As Reported        Pro forma
                                              -----------        ---------

      Earnings applicable to
         common  shares (in thousands)         $11,962             $10,512
                                               =======             =======
      Earnings per share
         Basic                                   $1.59               $1.40
                                                 =====               =====
         Diluted                                 $1.51               $1.32
                                                 =====               =====

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)



The  fair  value of stock  options  granted  in 1996  was  estimated  using  the
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions:

           Expected life (years)                5
           Interest rate                      6.5%
           Volatility                        50.0%
           Dividend yield                      -


Information regarding stock option plans for the three years in the period ended December 31, 1997 is as follows:




                                         1997            1996           1995
                                     ----------      ----------     ----------

Options outstanding
   at beginning of year                 917,850         431,500        445,460
Options granted                            --           532,750           --
Options exercised                        (4,800)        (40,400)       (12,100)
Options canceled                           --            (6,000)        (1,860)
                                     ----------      ----------     ----------
Options outstanding
   at end of year                       913,050         917,850        431,500
                                     ==========      ==========     ==========
Options exercisable
   at end of year                       913,050         917,850        431,500
                                     ==========      ==========     ==========
Options available for grant
   at end of year                     1,467,250       1,467,250           --
                                     ==========      ==========     ==========

Weighted average option prices:
   Outstanding at beginning of year     $ 4.61          $ 3.89         $ 5.80
   Options granted                        --            $ 5.25            --
   Options exercised                    $ 3.70          $ 5.01         $ 4.00
   Options canceled                       --            $10.00         $20.50
   Outstanding at end of year           $ 4.61          $ 4.61         $ 3.89
   Exercisable at end of year           $ 4.61          $ 4.61         $ 3.89


Significant option groups outstanding at December 31, 1997 and related weighted average price and remaining life information are as follows:


                                                                      Remaining
                          Options         Options        Exercise       Life
         Grant Date     Outstanding     Exercisable        Price       (Years)
         ----------     -----------     -----------      --------      -------

          10-04-96        532,750         532,750         $ 5.25          8

          01-08-93        145,800         145,800         $ 3.75          5

          06-22-92          6,000           6,000         $ 5.25          4

          09-19-91         52,967          52,967         $ 3.65          3

          12-19-90        176,033         176,033         $ 3.65          2

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)



         Warrants

At December 31, 1997, warrants were outstanding to purchase a total of 1,711,032 common shares at prices ranging from $3.50 per share to $8.00 per share. The warrants, exercisable from the date of issue, expire at various dates through 2003. These warrants were issued principally as additional compensation for various short-terms loans.

During 1997 ARTRA issued warrants to purchase an aggregate of 1,196,894 shares of its common stock at prices ranging from $3.00 per share to $5.75 per share, principally to certain lenders as additional compensation for short-term loans. The warrants expire at various dates from 1998 to 2001. The warrantholders have the right to put these warrants back to ARTRA at prices from $1.50 to $3.00 per share during certain six month periods as defined (see Note 8). At December 31, 1997, warrantholders had the right to put warrants to purchase 1,213,644 shares of ARTRA common stock back to the Company for total consideration of $2,966,000. Additionally, during 1997 warrants to purchase 35,000 shares of ARTRA common stock at prices ranging from $4.00 per share to $6.00 per share were exercised, warrants to purchase 114,000 shares of ARTRA common stock at prices ranging from $5.00 per share to $6.00 per share were put back to ARTRA for total consideration of $228,000 and warrants to purchase 159,193 shares of ARTRA common stock at prices ranging from $5.00 per share to $9.875 per share expired unexercised.

During 1996 ARTRA issued warrants to purchase an aggregate of 632,583 shares of its common stock at prices ranging from $4.00 per share to $8.00 per share, principally to certain lenders as additional compensation for short-term loans. The warrants expire at various dates from 1999 to 2001. Additionally during 1996 warrants to purchase 37,500 shares of ARTRA common stock at prices ranging from $3.75 per share to $5.00 per share were exercised and warrants to purchase 32,600 shares of ARTRA common stock at prices ranging from $5.375 per share to $10.50 per share expired unexercised.

During 1995, ARTRA issued warrants to purchase an aggregate of 140,507 shares of its common stock at prices ranging from $3.75 per share to $6.125 per share, principally to certain lenders as additional compensation for short-term loans. The warrants expire at various dates in 2000. Additionally during 1996 warrants to purchase 48,331 shares of ARTRA common stock at prices ranging from $6.75 per share to $11.375 per share expired unexercised.


13.      COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries lease certain buildings and equipment, which are used in its manufacturing and distribution operations. At December 31, 1997, future minimum lease payments under operating leases that have an initial or remaining noncancellable term of more than one year (in thousands) are:

                Year
                ----
                1998               $   880
                1999                   502
                2000                   265
                2001                   252
                2002                   219
                After 2002             619
                                   -------
                                   $ 2,737
                                   =======

Rental expense was $1,295,000,  $975,000 and $861,000 in fiscal years 1997, 1996 and 1995, respectively. Effective December 1995, John Harvey, the Company's Chairman of the board of directors purchased the building in which the Company leases office for its corporate headquarters. The lease expired in December 1997 and has been extended on a month-to-month basis. Rental expense for this lease was $126,000 annually for the years ended December 31, 1997 and December 26, 1996.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)



In October 1995, Bagcraft entered into an agreement for the purchase of various ink products for a period of five years. Under terms of the agreement, Bagcraft is required to purchase a minimum supply of ink based on market prices in effect at the time of each purchase. For the contract year ended September 30, 1996, Bagcraft had a short-fall of approximately $126,000. The shortfall for the contract year ended September 30, 1996 was incorporated into the purchase requirement for the contract year the contract year ended September 30, 1997. In January 1997 the agreement was amended to revise the original minimum purchase requirements and the annual contract period. The minimum dollar amounts required for each of the remaining years ending October 31 are $4,500,000 in 1998; $3,375,000 in 1999; and $2,250,000 in 2000. Bagcraft has issued a letter of credit of $1,000,000 in conjunction with this agreement. Ink purchases for the contract year the contract year ended September 30, 1997 exceeded the minimum requirement. In conjunction with a prior self-insurance plan, Bagcraft maintained a $875,000 letter of credit at December 31, 1997.

The Company and its subsidiaries are the defendants in various business-related litigation and environmental matters. At December 31, 1997 and December 26, 1996, the Company had accrued current liabilities of $1,800,000 and $1,900,000, respectively, for potential business-related litigation and environmental liabilities. While these litigation and environmental matters involve wide ranges of potential liability, management does not believe the outcome of these matters will have a material adverse effect on the Company's financial statements. However, ARTRA may not have available funds to pay liabilities arising out of these business-related litigation and environmental matters or, in certain instances, to provide for its legal defense.

In January, 1985 the United States Environmental Protection Agency ("EPA") notified the Company's Bagcraft subsidiary that it was a potentially responsible party ("PRP") under the Comprehensive Environmental Responsibility Compensation and Liability Act ("CERCLA") for alleged release of hazardous substances at the Cross Brothers site near Kankakee, Illinois. Although Bagcraft has denied liability for the site, it has entered into a settlement agreement with the EPA, along with the other third party defendants, to resolve all claims associated with the site except for state claims. In May, 1994 Bagcraft paid $850,000 to formally extinguish the EPA claim. In September 1989, Bagcraft was served with a complaint filed by the State of Illinois against seventeen parties for alleged involvement with the Cross Brothers site. The complaint alleged Bagcraft was responsible for the costs of cleanup incurred and to be incurred. Although Bagcraft has denied liability for the site, it has entered into a settlement agreement with the State, along with the other potential responsible parties, to resolve all claims associated with the site. In July 1997 Bagcraft paid approximately $150,000 to formally extinguish the state claim.

Bagcraft has been notified by the EPA that it is a potentially responsible party for the disposal of hazardous substances at the Ninth Avenue site in Gary, Indiana. This site is listed on the EPA's National Priorities list. A group of defendant PRPs, known as the Ninth Avenue Remedial Group, settled with the USEPA and agreed to remediate the site. This Group subsequently sued numerous third party defendants, including Bagcraft, alleged also to be responsible parties at the site. The plaintiffs have produced only limited testamentary evidence, and no documentary evidence, linking Bagcraft to this site, and the Company has neither discovered any records which indicate, nor located any current or former employees who have advised, that Bagcraft deposited hazardous substances at the site. In October 1997 Bagcraft paid $40,000 to formally extinguish this claim.

Bagcraft's Chicago facility has also been the subject of allegations that it violated laws and regulations associated with the Clean Air Act. The facility has numerous sources of air emissions of volatile organic materials ("VOMs") associated with its printing operations and is required to maintain and comply with permits and emissions regulations with regard to each of these emission sources.

In November of 1995, the EPA issued a Notice of Violation ("NOV") against Bagcraft's Chicago facility alleging numerous violations of the Clean Air Act and related regulations. The NOV alleges that the facility installed and operated emission sources without permits, that it failed to operate air pollution control equipment at required efficiencies and that there were releases of VOMs above permitted limits. In April 1997, the EPA filed an administrative complaint and has proposed a $250,000 civil penalty. Bagcraft has filed a response to the complaint and is currently attempting to negotiate a settlement.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)



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

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)



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


14.      INCOME TAXES

The provision (credit) for income taxes (in thousands) is included in the statements of operations as follows:


                                               1997      1996     1995
                                              -----     -----    -----

          Continuing operations               $ (19)    $ 152    $  51
          Extraordinary credit                   --       200       --
          Discontinued  operations               --        --       17
                                              -----     -----    -----
                                              $ (19)    $ 352    $  68
                                              =====     =====    =====


A summary of the provision (credit) for income taxes (in thousands) is as follows:


                                         1997         1996        1995
                                        -----        -----       -----

          Current:
              Federal                     $--        $ 200         $--
              State                       (19)         152          68
                                        -----        -----       -----
                                        $ (19)       $ 352       $  68
                                        =====        =====       =====


The 1996 and 1995 extraordinary credits represent net gains from discharge of indebtedness. No income tax expense is reflected in the Company's financial statements resulting from the extraordinary credit in due to the utilization of tax loss carryforwards, except for Federal alternative minimum tax incurred in 1996.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



14.      INCOME TAXES, continued

In 1997, 1996 and 1995, the effective tax rates from operations, including discontinued operations were 1.0%, 2.5% and (3.9)%, respectively, as compared to the statutory Federal rate, which are reconciled (in thousands) as follows:


                                                  1997       1996       1995
                                               -------    -------    -------

    Provision (credit) for income taxes
        using statutory rate                   $   633    $ 4,709    $  (600)
    State and local taxes,
        net of Federal benefit                     (19)       152         68
    Current year tax loss not utilized          (1,680)      --         --
    Deferred finance fee                           919        127       --
    Amortization of goodwill                       104        104        155
    Previously unrecognized benefit
        from  utilizing tax loss
        carryforwards                             --       (4,767)    (2,136)
    Effect of not including all subsidiaries
        in the consolidated tax return            --         --        2,546
     Other                                          24         27         35
                                               -------    -------    -------
                                               $   (19)   $   352    $    68
                                               =======    =======    =======

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



14.      INCOME TAXES, continued

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liabilities and deferred tax assets at December 31, 1997 and December 26, 1996 and their approximate tax effects (in thousands) are as follows:

                                                                 1997                      1996
                                                        ----------------------    ----------------------
                                                        Temporary       Tax       Temporary       Tax
                                                        Difference  Difference    Difference   Difference
                                                        ----------  ----------    ----------   ----------
     Trade accounts receivable                            $   --      $   --        $   --      $    100
     Investment in Emerald Acquisition Corporation            --          --          10,600       4,100
     Investment in COMFORCE Corporation                     36,000      14,000        39,500      15,400
     Accrued personnel costs                                 1,200         500         1,600         600
     Restructuring reserve                                     600         200           100        --
     Environmental reserve                                     300         100           500         200
     Other                                                   3,400       1,300           600         200
     Capital loss carryforward                               3,500       1,400         2,100         800
     Net operating loss                                     40,000      15,600        35,900      14,000
                                                                      --------                  --------
               Total deferred tax assets                                33,100                    35,300
                                                                      --------                  --------
     Inventories                                            (1,900)       (700)       (4,500)     (1,700)
     Accumulated depreciation                               (5,100)     (2,000)       (6,400)     (2,500)
     Other                                                    (800)       (300)       (1,000)       (300)
                                                                      --------                  --------
               Total deferred tax liabilities                            3,000                    (4,500)
                                                                      --------                  --------
               Valuation allowance                                     (30,100)                  (30,800)
                                                                      --------                  --------
               Net deferred tax asset                                 $   --                    $   --
                                                                      ========                  ========




The Company has recorded a valuation allowance with respect to the future tax benefits and the net operating loss reflected in deferred tax assets as a result of the uncertainty of their ultimate realization.

At December 31, 1997, the Company and its subsidiaries had Federal income tax loss carryforwards of approximately $40,000,000 expiring principally in 2002 - 2013, available to be applied against future taxable income, if any. In recent years, the Company has issued shares of its common stock to repay various debt obligations, as consideration for acquisitions, to fund working capital obligations and as consideration for various other transactions. Section 382 of the Internal Revenue Code of 1986 limits a corporation's utilization of its Federal income tax loss carryforwards when certain changes in the ownership of a corporation's common stock occurs. In the opinion of management, the Company is not currently subject to such limitations regarding the utilization of its Federal income tax loss carryforwards. Should the Company continue to issue a significant number of shares of its common stock, it could trigger a limitation that would prevent it from utilizing a substantial portion of its Federal income tax loss carryforwards.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



15.      EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution 401 (k) plan covering substantially all employees. Both employee and employer contributions are generally determined as a percentage of the covered employee's annual compensation. The total expense charged to operations relating to this plan amounted to $609,000, $513,000 and $477,000 in 1997, 1996 and 1995, respectively.

Effective   January  1,  1996,   Bagcraft   established  an  unfunded   deferred
compensation plan for certain key executives providing for payments upon retirement, death or permanent disability. Under the plan, retirement payments are determined as a percentage of the value of Bagcraft and the extent of participation in the plan. Participants vest on a pro-rata basis over four years from the plan's origination date. At December 31, 1997, Bagcraft recorded other noncurrent assets and other noncurrent liabilities of $426,000, and $850,000, respectively related to the deferred compensation plan. Deferred compensation expense relating to this plan amounted to $263,000 and $170,000 for the years ended December 31, 1997 and December 26, 1996, respectively.

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


16.      EARNINGS PER SHARE

The Company adopted SFAS No. 128, "Earnings per Share," for the year ended December 31, 1997. Adoption of this pronouncement, which was applied to prior periods presented, did not have a material impact on the Company's financial statements.

Basic earnings (loss) per share is computed by dividing the income available to common shareholders, net earnings (loss), less redeemable preferred stock dividends and redeemable common stock accretion, by the weighted average number of shares of common stock outstanding during each period.

Diluted earnings (loss) per share is computed by dividing the income available to common shareholders, net earnings (loss), less redeemable preferred stock dividends and redeemable common stock accretion, by the weighted average number of shares of common stock and common stock equivalents (redeemable common stock, stock options and warrants), unless anti-dilutive, during each period.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



Earnings (loss) per share for each of the three fiscal years in the period ended December 31, 1997 was computed as follows (in thousands, except per share amounts):

                                                               Year Ended             Year Ended              Year Ended
                                                           December 31, 1997       December 26, 1996       December 28, 1995
                                                         --------------------    --------------------    --------------------
                                                           Basic      Diluted      Basic     Diluted       Basic     Diluted
                                                         --------    --------    --------    --------    --------    --------

     AVERAGE SHARES OUTSTANDING:
       Weighted average shares outstanding                  7,970       7,970       7,525       7,525       6,776       6,776
       Common stock equivalents
           (options/warrants)                                --          --          --           414        --          --
                                                         --------    --------    --------    --------    --------    --------
                                                            7,970       7,970       7,525       7,939       6,776       6,776
                                                         ========    ========    ========    ========    ========    ========

     EARNINGS (LOSS):
       Earnings (loss) from continuing
          operations                                     $    773    $    773    $  3,549    $  3,549    $(16,943)   $(16,943)
       Dividends applicable to
          redeemable preferred stock                         (693)       (693)       (621)       (621)       (565)       (565)
       Redeemable common stock accretion                     (400)       (400)       (390)       (390)       (767)       (767)
                                                         --------    --------    --------    --------    --------    --------
       Earnings (loss) from continuing
          operations applicable to
          common shareholders                                (320)       (320)      2,538       2,538     (18,275)    (18,275)
       Earnings from discontinued operations                 --          --          --          --            10          10
                                                         --------    --------    --------    --------    --------    --------
       Earnings (loss)  before
          extraordinary credit                               (320)       (320)      2,538       2,538     (18,265)    (18,265)
       Extraordinary credit                                  --          --         9,424       9,424      14,030      14,030
                                                         ========    ========    ========    ========    ========    ========
       Net earnings (loss)                               $   (320)   $   (320)   $ 11,962    $ 11,962    $ (4,235)   $ (4,235)
                                                         ========    ========    ========    ========    ========    ========


     PER SHARE AMOUNTS:
       Earnings (loss) from
          continuing operations
          applicable to common shares                    $  (0.04)   $  (0.04)   $   0.34    $   0.32    $  (2.70)   $  (2.70)
       Earnings (loss) from
          discontinue operations                             --          --          --          --          --          --
                                                         --------    --------    --------    --------    --------    --------
       Earnings (loss) before
          extraordinary  credit                             (0.04)      (0.04)       0.34        0.32       (2.70)      (2.70)
       Extraordinary credits                                 --          --          1.25        1.19        2.07        2.07
                                                         ========    ========    ========    ========    ========    ========
       Net earnings (loss) applicable
          to common shares                               $  (0.04)   $  (0.04)   $   1.59    $   1.51    $  (0.63)   $  (0.63)
                                                         ========    ========    ========    ========    ========    ========


17.      INDUSTRY SEGMENT INFORMATION

At December 31, 1997, the Company, through its Bagcraft subsidiary operates in one industry segment as a manufacturer of packaging products principally serving the food industry.

Prior to September 28, 1995, ARTRA's then majority owned subsidiary, COMFORCE, operated as a designer and distributor of popular-priced fashion costume jewelry and accessories. In September 1995, COMFORCE adopted a plan to discontinue its jewelry business.

As discussed in Note 3, effective October 17, 1995, COMFORCE entered the telecommunications and computer technical staffing and consulting services business with the acquisition of COMFORCE Telecom Inc. COMFORCE has subsequently expanded this business through various acquisitions.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)




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

No single customer accounted for more than 10% of consolidated net sales in 1997, 1996 and 1995.


18.      LITIGATION

In November, 1993, ARTRA filed suit in the Circuit Court of the Eighteenth Judicial Circuit for the state of Illinois (the "State Court Action") against Salomon Brothers, Inc., Salomon Brothers Holding Company, Inc., Charles K. Bobrinskoy, Michael J. Zimmerman (collectively, "Salomon Defendants"), D.P. Kelly & Associates, L.P. ("DPK"), Donald P. Kelly ("Kelly Defendants" along with
DPK), James F. Massey and William Rifkind relating to the acquisition of Envirodyne in 1989 by Emerald Acquisition Corp. ("Emerald"). Envirodyne had filed a Chapter 11 bankruptcy on January 7, 1993, which provided ARTRA with no value in the Emerald stock and junior debentures received in connection with the acquisition. On November 22, 1993, ARTRA filed a First Amended Complaint. The defendants removed the case to the Bankruptcy Court in which the Emerald Chapter 11 case is pending. On July 15, 1994, all but two of ARTRA's causes of action were remanded to the state court. The Bankruptcy Court retained jurisdiction of ARTRA's claims against the defendants for breaching their fiduciary duty as directors of Emerald to Emerald's creditors and interference with ARTRA's contractual relations with Emerald. On April 7, 1995, the Company's appeal of the Bankruptcy Court's order retaining jurisdiction over two claims was denied. On July 26, 1995, the Bankruptcy Court entered an order dismissing these claims. On August 4, 1995, ARTRA appealed from the Bankruptcy Court's dismissal order. That appeal was denied on October 31, 1996 by the United States District Court. ARTRA had a right to appeal the District Court's decision. This appeal had been filed in the United States Court of Appeals for the Seventh Circuit.

On July 18, 1995, ARTRA filed a Fourth Amended Complaint in the State Court Action for breach of fiduciary duty, fraudulent misrepresentation, negligent misrepresentation, and breach of contract and promissory estoppel. In the State Court Action, ARTRA sought compensatory damages of $136.2 million, punitive damages of $408.6 million and the repayment of approximately $33 million in fees paid to Salomon. The causes of action for breach of the fiduciary duty of due care were repleaded to reserve ARTRA's right to appeal the State Court's dismissal of the causes of action in the Third Amended Complaint. The cause of action against defendant Kelly was dismissed with prejudice pursuant to a stipulation between ARTRA and the Kelly Defendants.

On or about March 1, 1996, DPK brought a motion for summary judgment as to ARTRA's claims for breach of contract and promissory estoppel. DPK's motion was granted on June 4, 1996. The Company appealed this decision.

Effective December 31, 1997, the above parties reached a settlement agreement and all pending litigation was dismissed. ARTRA recognized a gain from the settlement agreement of $10,416,000, net of related legal fees and other expenses.

The Company and its subsidiaries are the defendants in various other business-related litigation and environmental matters (see Note 13). Management does not believe the outcome of these matters will have a material adverse effect on the Company's financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



19.      RELATED PARTY TRANSACTIONS

Advances to Peter R. Harvey, ARTRA's president, classified in the condensed consolidated balance sheet as a reduction of common shareholders' equity, (in thousands) consist of:

                                                      December 31,  December 26,
                                                            1997        1996
                                                         --------    --------

     Total advances, including accrued interest          $ 18,226    $  7,998
     Less interest for the period
          January 1,1993 to date,
          accrued and fully reserved                       (2,789)     (1,530)
                                                         --------    --------
                                                           15,437       6,468
     Less compensation/expense reimbursement               (2,816)       --
                                                         --------    --------

           Net advances                                  $ 12,621    $  6,468
                                                         ========    ========


ARTRA had total advances due from its president, Peter R. Harvey, of which $18,226,000 and $7,998,000, including accrued interest, remained outstanding at December 31, 1997 and December 26, 1996, respectively. A $7,500,000 July 1997 advance, as discussed below, provided for interest at 12%. The remaining advances of $10,726,000 and $7,998,000 at December 31, 1997 and December 26, 1996, respectively, bear interest at the prime rate plus 2% (10.5% at December 31, 1997 and 10.25% December 26, 1996, respectively). This receivable from Peter
R. Harvey has been classified as a reduction of common shareholders' equity.

Commencing January 1, 1993 to date, interest on the advances to Peter R. Harvey has been accrued and fully reserved. interest accrued and fully reserved on the advances to Peter R. Harvey for the years ended December 31, 1997 and December 26, 1996 totaled $1,259,000 and $479,000, respectively.

In July 1997, ARTRA advanced an additional $7,500,000 to Peter R. Harvey. Mr. Harvey provided ARTRA with additional collateral for his advances consisting of
652.285 shares of ARTRA redeemable preferred stock (a 18.2% interest at December 31, 1997), 1,784.02 shares of BCA Series A redeemable preferred stock (a 51.6% interest at December 31, 1997) and 6,488.8 shares of BCA Series B redeemable preferred stock (a 82.7% interest at December 31, 1997). These ARTRA and BCA redeemable preferred shares were pledged by ARTRA as partial collateral for the July 1997 private placement of ARTRA promissory notes that funded the advance to Mr. Harvey. As of December 31, 1997, this additional collateral had a carrying value in ARTRA's consolidated balance sheet of approximately $11,200,000. The advances were funded with the proceeds from the July 1997 private placement of ARTRA notes as discussed in Note 8.

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

As collateral for amounts due from Peter R. Harvey, in prior years the Company had received the pledge of 1,523 shares of ARTRA redeemable preferred stock (a 42.5% interest at December 31, 1997, with a carrying value in ARTRA's consolidated balance sheet of approximately $2,000,000) which are owned by Mr. Harvey. In addition, Mr. Harvey has pledged a 25% interest in Industrial Communication Company (a private company). Such interest is valued by Mr. Harvey

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



at $800,000 to $1,000,000. During 1995, Peter R. Harvey entered into a pledge agreement with ARTRA whereby Mr. Harvey pledged additional collateral consisting of 42,067 shares of ARTRA common stock and 707,281 shares of Pure Tech International, Inc., a publicly traded corporation. Per terms of a February 1996 discharge of bank indebtedness (see Note 5), ARTRA received additional collateral from Mr. Harvey consisting of a $2,150,000 security interest in certain real estate, subordinated to the bank's $850,000 security interest in this real estate. In March 1997, the bank sold its interest in Mr. Harvey's note and the related collateral to a private investor. ARTRA retained its $2,150,000 security interest the real estate, subordinated to the noteholder's $850,000 security interest in this real estate.

In May 1991, ARTRA's Fill-Mor subsidiary made advances to Peter R. Harvey. The advances, made out of a portion of the proceeds of a short-term bank loan, provided for interest at the prime rate plus 2%. In April 1995 advances from ARTRA's Fill-Mor subsidiary to Peter R. Harvey totaling $1,540,000 (including $398,000 of accrued interest) were transferred to ARTRA as a dividend.

Peter R. Harvey has received only nominal compensation for his services as an officer or director of ARTRA or any of its subsidiaries for the period October 1990 through December 1997. Additionally, Mr. Harvey had agreed not to accept any compensation for his services as an officer or director of ARTRA or any of its subsidiaries until his obligations to ARTRA, described above, were fully satisfied. Additionally, since December 31, 1986, Peter R. Harvey has guaranteed in excess of $100,000,000 of ARTRA obligations to private and institutional lenders, and has also incurred significant expenses on behalf of ARTRA in defending ARTRA against certain litigation.

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

In March 1998, ARTRA's Board of Directors ratified a proposal to settle Mr. Harvey's advances as follows:

          Effective December 31, 1997, Mr. Harvey's net advances from ARTRA were offset by $2,816,000 ($5,605,000 net of interest accrued and reserved for the period 1993 - 1997) to $12,621,000. This offset of Mr. Harvey's advances represented a combination of compensation for prior year guarantees of ARTRA obligations to private and institutional lenders, compensation in excess of the nominal amounts Mr. Harvey received for the years 1995 - 1997 and reimbursement for expenses incurred to defend ARTRA against certain litigation.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



          Effective January 31, 1998, Mr. Harvey's remaining advances totaling $12,787,000 were paid with consideration consisting of the following ARTRA/BCA preferred stock held by Mr. Harvey:


                                                                 Face Value
                                                                    Plus
                   Security                                   Accrued Dividends
 ------------------------------------------------------       -----------------
 ARTRA redeemable preferred stock, 1,734.28 shares              $  2,751,000
 BCA Holdings Series A preferred stock, 1,784.029 shares           2,234,000
 BCA Holdings Series B preferred stock,  6,172 shares              7,802,000
                                                                ------------
                                                                $ 12,787,000
                                                                ============


In conjunction with COMFORCE's October 1995 acquisition of COMFORCE Telecom, ARTRA agreed to assume substantially all pre-existing COMFORCE liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation. Accordingly, at December 31, 1997 and December 26, 1996, respectively, $218,000 and $348,000 of such pre-existing Lori liabilities were classified in ARTRA's consolidated balance sheet at as current liabilities of discontinued operations.

In conjunction with COMFORCE's October 1995 acquisition of COMFORCE Telecom (see
Note 3), ARTRA agreed to assume substantially all pre-existing Lori liabilities and indemnify COMFORCE in the event any future liabilities arise concerning pre-existing environmental matters and business related litigation. Accordingly, at December 31, 1997 and December 26, 1996, respectively, $218,000 and $348,000 of such pre-existing Lori liabilities were classified in ARTRA's consolidated balance at as current liabilities of discontinued operations.

For a discussion of certain other related party debt obligations see Note 8.

                  ARTRA GROUP INCORPORATED AND SUBSIDIARIES
           SCHEDULE I . CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            ARTRA GROUP INCORPORATED
                                 BALANCE SHEETS
                         (Registrant Only In Thousands)



                                                      December 31,  December 26,
                                                           1997        1996
                                                         --------    --------

                    ASSETS
Current assets:
   Cash                                                  $  5,986    $    162
   Receivables                                                362         430
   Other current assets                                       397         453
                                                         --------    --------
                                                            6,745       1,045
                                                         --------    --------

Property, plant and equipment                                  41          33
Less accumulated depreciation and amortization                 41          33
                                                         --------    --------
                                                              --          --
                                                         --------    --------

Investments in and advances to (from) affiliates          (15,274)      8,266
                                                         --------    --------
                                                         $  6,745    $  9,311
                                                         ========    ========


                    LIABILITIES
Current liabilities:
   Notes payable                                         $ 15,451    $ 16,131
   Accounts payable                                            35          25
   Accrued expenses                                         7,096       6,508
   Income taxes                                               254         265
                                                         --------    --------
                                                           22,836      22,929
                                                         --------    --------

Investments in and advances from affiliates                15,274         --
                                                         --------    --------

Redeemable common stock                                       --        3,657
                                                         --------    --------

Redeemable preferred stock                                  4,799       4,315
                                                         --------    --------

          SHAREHOLDERS' EQUITY (DEFICIT)
Common stock                                                6,223       5,793
Additional paid-in capital                                 42,721      40,211
Unrealized appreciation of investments                     14,733      25,719
Receivable from related party,
  including accrued interest                              (12,621)     (6,468)
Accumulated deficit                                       (87,113)    (86,793)
                                                         --------    --------
                                                          (36,057)    (21,538)
Less treasury stock, at cost                                  107          52
                                                         --------    --------
                                                          (36,164)    (21,590)
                                                         --------    --------
                                                         $  6,749    $  9,311
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

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
           SCHEDULE I . CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            ARTRA GROUP INCORPORATED
                            STATEMENTS OF OPERATIONS
                         (Registrant Only In Thousands)



                                                          Fiscal Year
                                                ------------------------------
                                                   1997       1996       1995
                                                --------   --------   --------

Selling, general and administrative expenses    $  5,661   $  1,998   $  1,760
Depreciation and amortization                          7         19         27
Interest expense                                   6,130      3,997      4,953
Equity in (earnings) loss of affiliates             (863)    (7,745)     7,817
Litigation settlement                            (10,416)      --         --
Other expense, net                                   (11)         1        424
                                                --------   --------   --------
Earnings (loss) from continuing operations
   before income taxes                              (508)     1,730    (14,981)
Benefit (charge) equivalent to  income taxes       1,281      1,819     (1,962)
                                                --------   --------   --------

Earnings (loss) from continuing operations           773      3,549    (16,943)

Equity in earnings of discontinued affiliate        --         --           10
                                                --------   --------   --------
Loss before extraordinary credits                    773      3,549    (16,933)
                                                --------   --------   --------

Extraordinary credits,
  net discharge of indebtedness                     --        9,424     14,030
                                                --------   --------   --------

Net earnings (loss)                             $    773   $ 12,973   ($ 2,903)
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

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
           SCHEDULE I . CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            ARTRA GROUP INCORPORATED
                            STATEMENTS OF CASH FLOWS
                         (Registrant Only In Thousands)


                                                                                           Fiscal Year
                                                                                --------------------------------
                                                                                  1997        1996        1995
                                                                                --------    --------    --------
Cash flows from operating activities:
   Net earnings (loss)                                                          $    773    $ 12,973    ($ 2,903)
     Adjustments to reconcile net loss
      to cash flows from operating activities:
        Decrease in receivable from related party                                  2,816        --          --
        Extraordinary gain from net discharge of indebtedness                       --        (9,424)    (14,030)
        Equity in loss of affiliates                                                (863)     (7,745)      7,817
        Litigation settlement                                                    (10,416)       --          --
        Equity in (earnings) loss of discontinued operations                        --          --           (10)
       Other, principally common stock issued as compensation                        462         239       1,370
       Changes in assets and liabilities:
            Increase (decrease) in other current and noncurrent assets             2,294      (1,315)         32
            Increase in other current and noncurrent liabilities                  (1,114)      1,696       1,738
                                                                                --------    --------    --------
Net cash flows used by operating activities                                       (6,048)     (3,576)     (5,986)
                                                                                --------    --------    --------

Cash flows from investing activities:
   Increase in receivable from related party                                      (8,969)     (1,061)       (218)
   Proceeds from litigation settlement                                             9,761        --          --
   Proceeds from collection of notes receivable                                     --           342       3,000
   Dividends and advances from (to) subsidiaries                                  13,417       4,473        --
   Additions to property, plant and equipment                                         (8)         (8)         (6)
                                                                                --------    --------    --------
Net cash flows from investing activities                                          14,201       3,746       2,776
                                                                                --------    --------    --------

Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants                              178         369          48
   Net increase (decrease) in short-term borrowings                                  992      (2,214)      5,488
   Purchase of redeemable preferred stock                                           (120)       --          --
   Exercise of redeemable common stock options                                    (3,379)       (510)        (70)
                                                                                --------    --------    --------
Net cash flows from (used by) financing activities                                (2,329)     (2,355)      5,466
                                                                                --------    --------    --------

Net increase (decrease) in cash                                                    5,824      (2,185)      2,256
Cash balance beginning of year                                                       162       2,347          91
                                                                                --------    --------    --------
Cash balance end of year                                                        $  5,986    $    162    $  2,347
                                                                                ========    ========    ========


Supplemental schedule of noncash investing and financing activities:
   Issue common stock and redeemable common stock
       to pay down current liabilities                                          $  1,672    $  1,274    $  1,040
    Issue common stock as additional consideration
       for short-term borrowings                                                    --           661       1,266
    Issue common stock to pay
       redeemable common stock obligation                                            679        --          --



The accompanying notes are an integral part of the condensed financial information.

                ARTRA GROUP INCORPORATED AND SUB AND SUBSIDIARIES
        SCHEDULE I. CONDENSED FINANCIAL INFORMATION OF REGISTRANT-(Cont.)

                            ARTRA GROUP INCORPORATED
                         NOTES TO FINANCIAL INFORMATION
                                (Registrant Only)



1.   Presentation

The condensed financial information of the Registrant has been prepared in accordance with the instructions for Schedule I to Form10-K. The Registrant's investments in subsidiaries and affiliates are presented on the equity method.


2.   Commitments and Contingencies

See Note 13 of the consolidated financial statements.


3.   Restricted Assets

The terms of several agreements place certain restrictions on the net assets of certain operating subsidiaries. See Notes 8 and 9 of the consolidated financial statements for additional information.


4.   Notes Payable and Long-Term Debt

See Notes 8 and 9 of the consolidated financial statements.


5.   Redeemable Common and Preferred Stock and Stock Options

See Notes 10, 11 and 12 of the consolidated financial statements.


6.   Income Taxes

The Registrant and its majority owned subsidiaries file a consolidated income tax return. For financial reporting purposes, the Registrant's charge or benefit equivalent to income tax represents the difference between the aggregate of income taxes computed on a separate return basis for each of the subsidiaries and affiliates and the income taxes computed on a consolidated basis.


7.   Related Party Transactions

See Notes 8 and 19 of the consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS for each of the three fiscal years in the period ended December 31, 1997
                                 (in thousands)



           Column A                                   Column B                Column C                 Column D        Column E
        ----------------                          ---------------   -----------------------------    -----------      ------------
                                                                               Additions
                                                                    -----------------------------
                                                                         (1)              (2)
                                                    Balance at        Charged to       Charged to
                                                   Beginning of       Costs and           Other       Deductions       Balance at
          Description                                  Period           Expenses        Accounts      (Describe)      nd of Period
        ---------------                           ---------------   ---------------  ------------    ----------       -------------

For the fiscal year ended December 26, 1996:
   Deducted from assets to which they apply:
      Allowance for inventory valuation                $     249        $      172                    $   (144)(B)        $     277
                                                       =========        ==========                    ========            =========
      Allowance for doubtful accounts                  $     512        $       63                    $   (300)(A)        $     275
                                                       =========        ==========                    ========            =========

For the fiscal year ended December 26, 1996:
   Deducted from assets to which they apply:
      Allowance for inventory valuation                $     290        $      191                    $   (232)(B)        $     249
                                                       =========        ==========                    ========            =========
      Allowance for doubtful accounts                  $     250        $      365                    $   (103)(A)        $     512
                                                       =========        ==========                    ========            =========


For the fiscal year ended December 28, 1995:
   Deducted from assets to which they apply:
      Allowance for inventory valuation                $     207        $      315                    $   (232)(C)        $     290
                                                       =========        ==========                    ========            =========

      Allowance for markdowns                          $     835        $      291                    $ (1,126)(C)        $      -

      Allowance for doubtful accounts                        819               487                      (1,056)(C)              250
                                                       ---------        ----------                    --------            ---------
                                                       $   1,654        $      778                    $ (2,182)           $     250
                                                       =========        ==========                    ========            =========


(A) Principally  markdowns taken.
(B) Principally  inventory written off, net of recoveries.
(C) Principally amounts of discontinued operations.

                                INDEX OF EXHIBITS



     (A) Exhibits included herein:

         EXHIBIT  3        Articles of Incorporation and By-laws



         EXHIBIT 10        Material contracts

                             10.1 SECOND AMENDED AND RESTATED CREDIT AGREEMENT, dated as of February 27, 1998, by and between BAGCRAFT CORPORATION OF AMERICA, as Borrower and GENERAL ELECTRIC CAPITAL CORPORATION, as Agent and as Lender.

                             10.2 WARRANT NO.3 To Purchase Common Stock of BAGCRAFT CORPORATION OF AMERICA.

                             10.3 Settlement Agreement made and entered into as of December 31, 1997 by and among ARTRA Group Incorporated ("ARTRA"), Peter Harvey and John Harvey, and Salomon Brothers Holding Company Inc. and any of its successors (collectively "SBHC"), Salomon Brothers Inc ("SBI"), a corporation organized under the laws of the State of Delaware (along with SBHC, "Salomon"), D.P. Kelly & Associates, L.P. ("DPK"), a Delaware Limited Partnership, Charles K. Bobrinskoy, Donald P. Kelly, James L. Massey, William Rifkin (erroneously sued in the actions defined below as the "Original Action", the "Federal Action" and the "Elghanian Action" as William Rifkind), Michael J. Zimmerman (collectively without Salomon and DPK, the "Individual Defendants"), Envirodyne
                                      Industries,    Inc.   and   any   of   its
                                      predecessors  ("Envirodyne"),  and Emerald
                                      Acquisition Corporation ("Emerald").


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


         EXHIBIT 10        Material contracts

                             10.4 THIRD AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT, dated as of July 17, 1997, by and between BAGCRAFT CORPORATION OF AMERICA, as Borrower and GENERAL ELECTRIC CAPITAL CORPORATION, as Agent and as Lender, filed as an exhibit to Registrant's Form 10-Q, for the quarter ended June 26, 1997.

                             10.5 FOURTH AMENDMENT TO WARRANT dated as of July 17, 1997, by and between BAGCRAFT CORPORATION OF AMERICA and GENERAL ELECTRIC CAPITAL CORPORATION Lender, filed as an exhibit to Registrant's Form 10-Q, for the quarter ended June 26, 1997.

                             10.6 FOURTH AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT, dated as of July 25, 1997, by and between BAGCRAFT CORPORATION OF AMERICA, as Borrower and GENERAL ELECTRIC CAPITAL CORPORATION, as Agent and as Lender, filed as an exhibit to Registrant's Form 10-Q, for the quarter ended June 26, 1997.

                             10.7 TERM PROMISSORY NOTE, dated as of June 10, 1997, between ARTRA GROUP Incorporated and Howard R. Conant, filed as an exhibit to Registrant's Form 10-Q, for the quarter ended June 26, 1997.

                             10.8 WARRANT TO PURCHASE COMMON STOCK of ARTRA GROUP Incorporated, dated June 10, 1997, issued to Howard R. Conant, filed as an exhibit to Registrant's Form 10-Q, for the quarter ended June 26, 1997.

                             10.9 SECOND AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT, dated as of May 15, 1997, by and between BAGCRAFT CORPORATION OF AMERICA, as Borrower and GENERAL ELECTRICCAPITAL CORPORATION, as Agent and as Lender.

                             10.10 THIRD AMENDMENT TO WARRANT dated as of May 15, 1997, by and between BAGCRAFT CORPORATION OF AMERICA and GENERAL ELECTRIC CAPITAL CORPORATION.

                             10.11 TERM PROMISSORY NOTE, dated as of April 21, 1997, between ARTRA GROUP Incorporated and Howard R. Conant, filed as an exhibit to Registrant's Form 10-Q, for the quarter ended March 27, 1997.

                             10.12 AMENDED AND RESTATED STOCK PLEDGE AGREEMENT, dated as of April 21, 1997, between Fill-Mor Holding, Inc., a wholly-owned subsidiary of ARTRA GROUP Incorporated and Howard R. Conant filed as an exhibit to Registrant's Form 10-Q, for the quarter ended March 27, 1997.

                             10.13 WARRANT TO PURCHASE COMMON STOCK of ARTRA GROUP Incorporated, dated April 21, 1997, issued to Howard R. Conant filed as an exhibit to Registrant's Form 10-Q, for the quarter ended March 27, 1997.

                             10.14 FIRST AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT, dated as of May 5, 1997, by and between BAGCRAFT CORPORATION OF AMERICA, as Borrower and GENERAL ELECTRIC CAPITAL CORPORATION, as Agent and as Lender filed as an exhibit to Registrant's Form 10-Q, for the quarter ended March 27, 1997.

                             10.15 SECOND AMENDMENT TO WARRANT dated as of May 5, 1997, by and between BAGCRAFT CORPORATION OF AMERICA and GENERAL ELECTRIC CAPITAL CORPORATION filed as an exhibit to Registrant's Form 10-Q, for the quarter ended March 27, 1997.

                             10.16 Term Promissory Note, dated as of March 26, 1997, between ARTRA GROUP Incorporated and Howard R. Conant, filed as an exhibit to Registrant's Form 10-K for the year ended December 26, 1996.

                             10.17 Term Promissory Note, dated as of March 26, 1997, between ARTRA GROUP Incorporated and Stephalex International, Inc., filed as an exhibit to Registrant's Form 10-K for the year ended December 26, 1996.

                             10.18 Option Agreement, dated as of March 26, 1997, by and between ARTRA GROUP Incorporated and Howard R. Conant, filed as an exhibit to Registrant's Form 10-K for the year ended December 26, 1996.

                             10.19 Option Agreement, dated as of March 26, 1997, by and between ARTRA GROUP Incorporated and Stephalex International, Inc., filed as an exhibit to Registrant's Form 10-K for the year ended December 26, 1996.

                             10.20    AMENDED  AND  RESTATED  CREDIT  AGREEMENT,
                                      Dated  as of  December  30,  1996,  by and
                                      among BAGCRAFT  CORPORATION OF AMERICA, as
                                      Borrower  and  GENERAL   ELECTRIC  CAPITAL
                                      CORPORATION, as Agent and as Lender, filed
                                      as  an   exhibit  to   Registrant's   Form
                                      Amendment  No. 1 to Form S-1  Registration
                                      Statement dated January 29, 1997.

                             10.21 AMENDED AND RESTATED WARRANT To Purchase Common Stock of BAGCRAFT CORPORATION OF AMERICA (Warrant No. 2), filed as an exhibit to Registrant's Form Amendment No. 1 to Form S-1 Registration Statement dated January 29, 1997.

                             10.22 SETTLEMENT AND RELEASE AGREEMENT, dated as of December 19, 1996, by and among ARTRA GROUP Incorporated, Fill-Mor Holding, Inc. and Peter R. Harvey, COMFORCE Corporation, James L. Paterek, Michael Ferrentino, Christopher P. Franco and Kevin W. Kiernan and Kwiatt, Silverman & Ruben, Ltd., filed as an exhibit to Registrant's Form Amendment No. 1 to Form S-1 Registration Statement dated January 29, 1997.

                             10.23 LOCK-UP AGREEMENT, dated December 19, 1996, re. sale of COMFORCE common stock, filed as an exhibit to Registrant's Form Amendment No. 1 to Form S-1 Registration Statement dated January 29, 1997.

                             10.24 LOAN AGREEMENT, dated as of August 15, 1996, between Fill-Mor Holding, Inc. ARTRA GROUP Incorporated, and Manufacturers Bank filed as an exhibit to Registrant's Form 8-K dated August 23, 1996.