Form 10-Q
period 1998-03-31
ARTRA GROUP INC
filed 1998-05-15
CIK 200243

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                          Commission file number 1-3916


                            ARTRA GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)


              Pennsylvania                                     25-1095978
      ---------------------------                           ---------------
      State or other jurisdiction                           I.R.S. Employer
    of incorporation or organization                       Identification No.



   500 Central Avenue, Northfield, IL                             60093
   ----------------------------------                           --------
 Address of principal executive offices                         Zip Code

 Registrant's telephone number, including area code:   (847) 441-6650



                                 Not Applicable
   --------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                            Outstanding at April 30, 1998
     ---------------------------                 ---------------------------
   Common stock, without par value                      7,863,778

                            ARTRA GROUP INCORPORATED

                                      INDEX



                                                                          Page
                                                                         Number
                                                                         ------


PART I      FINANCIAL INFORMATION

  Item 1.   Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets
              March 31, 1998 and December 31, 1997                            2

            Condensed Consolidated Statements of Operations
              Three Months Ended March 31, 1998 and March 27, 1997            4

            Condensed Consolidated Statement of Changes
              in Shareholders' Equity (Deficit)
                Three Months Ended March 31, 1998                             5

            Condensed Consolidated Statements of Cash Flows
              Three Months Ended March 31, 1998 and March 27, 1997            6

            Notes to Condensed Consolidated Financial Statements              7


  Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  21



PART II     OTHER INFORMATION

  Item 1.   Legal Proceedings                                                31

  Item 6.   Exhibits and Reports on Form 8-K                                 31



SIGNATURES                                                                   32

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Unaudited in thousands, except sharedata)


                                                        March 31,  December 31,
                                                          1998           1997
                                                     -----------   ------------

               ASSETS
Current assets:
   Cash and equivalents                                     $71         $5,991
   Receivables, less allowance
      for doubtful accounts
      of $223 in 1998 and $275 in 1997                  10,147         10,004
   Inventories                                           18,662         15,749
   Available-for-sale securities                         11,823         12,013
   Other                                                  1,176            774
                                                     -----------   ------------
               Total current assets                      41,879         44,531
                                                     -----------   ------------


Property, plant and equipment                            49,918         49,491
Less accumulated depreciation and amortization           25,093         24,397
                                                     -----------   ------------
                                                         24,825         25,094
                                                     -----------   ------------

Other assets:
   Excess of cost over net assets acquired,
      net of accumulated amortization of
      $2,464 in 1998 and $2,388 in 1997                   2,654          2,729
   Other                                                    658            852
                                                     -----------   ------------
                                                          3,312          3,581
                                                     -----------   ------------
                                                        $70,016        $73,206
                                                     ===========   ============



The accompanying notes are an integral part of the condensed consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)



                                                        March 31,  December 31,
                                                          1998           1997
                                                     -----------   ------------

                    LIABILITIES
Current liabilities:
   Notes payable, including amounts due
      to related parties of $2,000                      $13,601        $10,726
   Current maturities of long-term debt                   4,462          4,462
   Accounts payable                                       8,642          5,841
   Accrued expenses                                       9,884         11,658
   Income taxes                                             257            324
   Redeemable preferred stock                             4,309         11,955
                                                    -----------   ------------
               Total current liabilities                 41,155         44,966
                                                    -----------   ------------

Long-term debt                                           46,784         50,619
Other noncurrent liabilities                              4,670          4,675
Commitments and contingencies

Redeemable preferred stock                                4,682          9,110


          SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, no par value;
   authorized 20,000,000 shares;
   issued 8,302,110 shares in 1998
   and 8,297,810 shares in 1997                           6,227          6,223
Additional paid-in capital                               42,734         42,721
Unrealized appreciation of investments                   14,543         14,733
Receivable from related party,
   including accrued interest                               -          (12,621)
Accumulated deficit                                     (89,154)       (87,113)
                                                    -----------   ------------
                                                        (25,650)       (36,057)
Less treasury stock, 438,332 shares in 1998
   and 80,612 shares in 1997                              1,625            107
                                                    -----------   ------------
                                                        (27,275)       (36,164)
                                                    -----------   ------------
                                                        $70,016        $73,206
                                                    ===========   ============



The accompanying notes are an integral part of the condensed consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited in thousands, except per share data)





                                                           Three Months Ended
                                                         ----------------------
                                                         March 31,    March 27,
                                                            1998         1997
                                                         ---------    ---------

Net sales                                                 $30,839      $28,461
                                                         ---------    ---------

Costs and expenses:
   Cost of goods sold,
      exclusive of depreciation and amortization           25,511       22,394
   Selling, general and administrative                      4,171        3,949
   Depreciation and amortization                              775        1,061
                                                         ---------    ---------
                                                           30,457       27,404
                                                         ---------    ---------

Operating earnings                                            382        1,057
                                                         ---------    ---------

Other income (expense):
   Interest expense                                        (1,896)      (1,828)
   Amortization of debt discount                             (164)        (675)
   Realized gain on disposal
      of available-for-sale securities                         53          213
   Other income (expense), net                                (91)          37
                                                         ---------    ---------
                                                           (2,098)      (2,253)
                                                         ---------    ---------

Loss before income taxes and minority interest             (1,716)      (1,196)
(Provision) credit  for income taxes                          (12)         201
Minority interest                                            (189)        (358)
                                                         ---------    ---------
Net loss                                                   (1,917)      (1,353)
Dividends applicable to
    redeemable preferred stock                               (124)        (162)
Reduction of retained earnings
   applicable to redeemable common stock                      -            (95)
                                                         ---------    ---------
Loss applicable to common shares                          ($2,041)     ($1,610)
                                                         =========    =========

Loss per share:
      Basic                                                 ($0.26)      ($0.21)
                                                         =========    =========

      Diluted                                               ($0.26)      ($0.21)
                                                         =========    =========


Weighted average number of shares
   of common stock outstanding
      Basic                                                 7,952        7,840
                                                         =========    =========

      Diluted                                               7,952        7,840
                                                         =========    =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                   (Unaudited in thousands, except share data)




                                                                  Unrealized   Receivable                                 Total
                                     Common Stock     Additional Appreciation     From                Treasury Stock   Shareholders'
                                 -------------------   Paid-in        of         Related  Accumulated ----------------     Equity'
                                    Shares   Dollars   Capital   Investments      Party    (Deficit)  Shares  Dollars     (Deficit)
                                 ----------  -------   --------  ------------  ----------  ---------  ------- --------   ---------
Balance at December 31, 1997     8,297,810    $6,223   $42,721       $14,733    ($12,621)  ($87,113)   80,612    ($107)   ($36,164)
 Net loss                                -         -         -             -           -     (1,917)        -        -      (1,917)
 Repurchase of common stock
   previously  issued to
   pay down short-term notes             -         -         -             -           -          -   357,720   (1,518)     (1,518)
 Net decrease in receivable
   from related party,
   including accrued interest            -         -         -             -      12,621          -         -        -      12,621
 Decrease in unrealized
   appreciation of investments           -         -         -          (190)          -          -         -        -        (190)
 Exercise of stock options           4,300         4        13             -           -          -         -        -          17
 Redeemable preferred
   stock dividends                       -         -         -             -           -       (124)        -        -        (124)
                                 ----------  --------  --------  ------------  ----------  ---------  -------- --------   ---------
Balance at March 31, 1998        8,302,110    $6,227   $42,734       $14,543    $      -   ($89,154)  438,332  ($1,625)   ($27,275)
                                 ==========  ========  ========  ============  ==========  =========  ======== ========   =========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited in thousands)




                                                          Three Months Ended
                                                       -----------------------
                                                       March 31,     March 27,
                                                          1998          1997
                                                       ---------     ---------

Net cash flows used by operating activities             ($2,492)      ($1,631)
                                                       ---------     ---------

Cash flows from investing activities:
   Additions to property, plant and equipment              (449)       (1,008)
   Acquisition of AB Specialty, net of deposit                -        (1,131)
   Proceeds from sale of COMFORCE common stock               28             -
                                                       ---------     ---------
Net cash flows used by investing activities                (421)       (2,139)
                                                       ---------     ---------

Cash flows from financing activities:
   Net decrease in short-term debt                       (1,850)         (320)
   Proceeds from long-term borrowings                    36,514        34,325
   Reduction of long-term debt                          (35,788)      (29,036)
   Repurchase of common stock previously issued
      to pay down short-term notes                       (1,518)            -
   Redeem detachable put warrant                           (400)       (1,500)
   Proceeds from exercise of
      stock options and warrants                             17           178
   Other                                                     18             -
                                                       ---------     ---------
Net cash flows used by financing activities              (3,007)        3,647
                                                       ---------     ---------

Decrease in cash and cash equivalents                    (5,920)         (123)
Cash and equivalents, beginning of period                 5,991           171
                                                       ---------     ---------
Cash and equivalents, end of period                         $71           $48
                                                       =========     =========



Supplemental cash flow information:
 Cash paid during the period for:
  Interest                                               $1,355        $1,203
  Income taxes paid, net                                     51            24


Supplemental schedule of
  noncash investing and financing activities:
    ARTRA/BCA redeemable preferred stock
       received as payment of
       Peter Harvey advances                             12,787             -
    Issue common stock to pay down liabilities                -           214
    Issue common stock to pay
       redeemable common stock put obligation                 -           679




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

The Company's condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position as of March 31, 1998, and the results of operations and changes in cash flows for the three month periods ended March 31, 1998 and March 27, 1997. In recent years, the Company has suffered recurring losses from operations and has a net capital deficiency. As a result of these factors, the Company has experienced difficulty in obtaining adequate financing to replace certain current credit arrangements, to fund its debt service and to satisfy liquidity requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 5, Notes Payable, and Note 6, Long-Term Debt, for further discussion of the status of credit arrangements and restrictions on the ability of operating subsidiaries to fund ARTRA corporate obligations. Due to its limited ability to receive operating funds from its subsidiaries, ARTRA has historically met its operating expenditures with funds generated by alternative sources, such as private placements of ARTRA common stock and notes, sales of ARTRA common stock with put options, loans from officers/directors and private investors, as well as through sales of assets and/or other equity infusions. ARTRA plans to continue to seek such alternative sources of funds to meet its future operating expenditures and its debt obligations as they mature. If it is unable to meet its future operating expenditures and its debt obligations as they mature, ARTRA may be forced to liquidate its assets.

These condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the Company's annual report on Form 10-K. Accordingly, the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying consolidated financial statements. The condensed consolidated balance sheet as of December 31, 1997 was derived from the audited consolidated financial statements in the Company's annual report on Form 10-K.

Reported interim results of operations are based in part on estimates that may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the year.

During the fourth quarter of 1997, the Company changed its fiscal year end to December 31. In recent years the Company had operated on a 52/53 week fiscal year ending the last Thursday of December.


2.       CONCENTRATION OF RISK

The accounts receivable of the Company's Bagcraft subsidiary at March 31, 1998 consist primarily of amounts due from companies in the food industry. As a result, the collectibility of these receivables is dependent, to an extent, upon the economic condition and financial stability of the food industry. Credit risk is minimized as a result of the large number and diverse nature of Bagcraft's customer base. Bagcraft's major customers include some of the largest companies in the food industry. At March 31, 1998, Bagcraft had 10 customers with accounts receivable balances that aggregated approximately

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



42% of the Company's total trade accounts receivable. In fiscal year 1997 no single customer accounted for 10% or more of Bagcraft's sales.


3.       INVENTORIES

Inventories  (in  thousands) consist of:

                                                March 31,  December 31,
                                                  1998          1997
                                                --------      --------


           Raw materials and supplies           $  7,300      $  5,901
           Work in process                           569           274
           Finished goods                         10,793         9,574
                                                --------      --------

                                                $ 18,662      $ 15,749
                                                ========      ========


4.            INVESTMENT IN COMFORCE CORPORATION

At March 31, 1998 ARTRA's investment in COMFORCE Corporation ("COMFORCE"), 1,525,500 shares, currently a common stock ownership interest of approximately 10%, was classified in the Company's condensed consolidated balance sheet in current assets as "Available-for-sale securities." At March 31, 1998 the gross unrealized gain relating to ARTRA's investment in COMFORCE, reflected as a separate component of shareholders' equity, was $14,543,000.

In January 1996, the Company's Board of Directors approved the sale of 200,000 of ARTRA's COMFORCE common shares to certain officers, directors and key employees of ARTRA for non-interest bearing notes totaling $400,000. The notes are collateralized by the related COMFORCE common shares. Additionally, the noteholders have the right to put their COMFORCE shares back to ARTRA in full payment of the balance of their notes. Based upon the preceding factors, the Company had concluded that, for reporting purposes, it had effectively sold options to certain officers, directors and key employees to acquire 200,000 of ARTRA's COMFORCE common shares. Accordingly, in January 1996 these 200,000 COMFORCE common shares were removed from the Company's portfolio of "Available-for-sale securities" and were classified in the Company's condensed consolidated balance sheet as other receivables with an aggregate value of $400,000, based upon the value of proceeds to be received upon future exercise of the options. The disposition of these 200,000 COMFORCE common shares resulted in a gain that was deferred and will not be recognized in the Company's financial statements until the options to purchase these 200,000 COMFORCE common shares are exercised. During the first quarter of 1998, options to acquire 14,000 of these COMFORCE common shares were exercised resulting in a realized gain of $53,000. During the fourth quarter of 1997, options to acquire 59,500 of these COMFORCE common shares were exercised resulting in a realized gain of $225,000. At March 31, 1998, options to acquire 126,500 COMFORCE common shares remained unexercised and were classified in the Company's condensed consolidated balance sheet as other receivables with an aggregate value of $253,000, based upon the value of proceeds to be received upon future exercise of the options.

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

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



As discussed in Note 5, at March 31, 1998, 900,000 shares of COMFORCE common stock owned by the Company and its Fill-Mor subsidiary have been pledged as collateral for various short-term borrowings and 525,500 shares of COMFORCE common stock owned by the Company and its Fill-Mor subsidiary remain unencumbered.


5.       NOTES PAYABLE

Notes payable (in thousands) consist of:

                                                       March 31,   December 31,
                                                          1998          1997
                                                       --------      --------

     ARTRA  12% promissory notes -
        1998 private placements                        $  5,975          --

     ARTRA  12% promissory notes -
        1997 private placements                           5,375      $ 12,850

     Amounts due to related party,
        interest at 10%                                   2,000         2,000

     Other, interest from 10% to 15%                        251           601
                                                       --------      --------
                                                         13,601        15,451
     Less ARTRA 12% promissory notes
        refinanced in January 1998                         --          (4,725)
                                                       --------      --------
                                                       $ 13,601      $ 10,726
                                                       ========      ========



         Promissory Notes


         1998 Private Placement

In January  1998,  ARTRA  commenced a private  placement  of  $5,975,000  of 12%
promissory notes due January 14, 1999. As additional consideration the noteholders received warrants to purchase an aggregate of 119,500 ARTRA common shares at a price of $3.00 per share, as amended. The warrants expire January 14, 2000. The warrantholders have the right to put these warrants back to ARTRA at any time during a six-month period commencing in January 1999 and ending in July 1999, at a price of $1.50 per share. The cost of this obligation ($179,250 if all warrants are put back to the Company) was accrued in the Company's financial statements as a charge to interest expense. In the event of a default, as defined in the note agreements, the promissory notes will bear interest at 37%. The proceeds from the private placement were used principally to pay down other debt obligations.


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

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



In July 1997, ARTRA completed private placements of $7,475,000 of 12% promissory notes due in January 1998. As additional consideration the noteholders received warrants to purchase an aggregate of 199,311 ARTRA common shares at a price of $3.75 per share. The warrants expire in July 1998. The warrantholders have the right to put these warrants back to

ARTRA at any time during a period commencing in January 1998 and ending in August 1999, at a price of $3.00 per share. The cost of this obligation ($598,000 if all warrants are put back to the Company) was amortized in the Company's financial statements as a charge to interest expense over the period July 1997 (the date of the private placement) through January 1998 (the scheduled maturity date of the notes). The proceeds from the July 1997 private placement were advanced to Peter R. Harvey as discussed in Note 11. The July 1997 private placement notes were repaid and/or refinanced principally with proceeds of the 1998 private placement of 12% notes payable in January 1999. Private placement notes in the principal amount of $4,725,000, refinanced by the January 1998 private placement notes, classified as long-term debt at December 31, 1997 were reclassified to current notes payable at March 31, 1998.

The January 1998 and December 1997 private placement notes are collateralized by 900,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary and by ARTRA's interest in all of the common stock of BCA (the parent of Bagcraft).


         Amounts Due To Related Party

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

In January 1997, ARTRA borrowed an additional $300,000 from this director evidenced by a short-term note, due December 23, 1997, bearing interest at 8%. As additional compensation for the loan, the director received a warrant, expiring in 2002, to purchase 25,000 ARTRA common shares at a price of $5.75 per share.

In March 1997, ARTRA borrowed an additional $1,000,000 from this director evidenced by a short-term note, due May 26, 1997, bearing interest at 12%. As additional compensation, the lender received an option to purchase 25,000 shares of COMFORCE common stock, owned by the Company's Fill-Mor subsidiary, at a price of $4.00 per share. The proceeds from this loan were used in part to repay certain ARTRA debt obligations.

In April 1997, ARTRA borrowed $5,000,000 from the above director evidenced by a note, due April 20, 1998, bearing interest at 10%. As additional compensation, the director received a warrant to purchase 333,333 ARTRA common shares at a price of $5.00 per share. The director has the right to put this warrant back to ARTRA at any time during the period April 21, 1998 to April 20, 2000, for a total purchase price of $1,000,000. The cost of this obligation was amortized in the Company's financial statements as a charge to interest expense over the period April 21, 1997 (the date of the loan) through April 21, 1998 (the date the warrantholder has the right to put the warrant back to ARTRA). The proceeds from this loan were used to repay $1,800,000 of prior borrowings from this director and pay down other ARTRA debt obligations.

In June 1997, ARTRA borrowed an additional $1,000,000 from the above director evidenced by a note, due December 10, 1997, bearing interest at 12%. As additional compensation, the director received a warrant to purchase 40,000 ARTRA common shares at a price of $5.00 per share. The warrantholder has the right to put this warrant back to ARTRA at any time during the period December 10, 1997 to June 10, 1998, for a total purchase price of $80,000. The cost of this obligation was amortized in the Company's financial statements as a charge to interest expense over the period June 10, 1997 (the date of the loan) through December 10, 1997 (the date the warrantholder has the right to put the warrant back to ARTRA). The proceeds from this loan were used to pay down other ARTRA debt obligations.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)




In July 1997, borrowings from this lender were reduced to $3,000,000 with proceeds advanced to ARTRA from a Bagcraft term loan as discussed in Note 6. In December 1997 borrowings from this lender were reduced to $2,000,000 with proceeds from other short-term borrowings.

In April 1998, the $2,000,000 in outstanding borrowings from the above director was extended by a new note, due October 20, 1998, bearing interest at 12%. As additional compensation, the director received a warrant to purchase 50,000 ARTRA common shares at a price of $3.25 per share.

The borrowings from this director are collaterallized by a secondary interest in all of the common stock of BCA (the parent of Bagcraft).



         Other

At March 31, 1998 and December 31, 1997, ARTRA also had outstanding short-term borrowings from other unrelated parties aggregating $251,000 and $601,000, with interest rates varying between 10 % and 12%.

In October 1997 a lender agreed to accept 357,720 ARTRA common shares in payment of the principal amount of approximately $1,500,000 due on certain demand notes. In January 1998 the lender returned the 357,720 ARTRA common shares to the Company for cash consideration of approximately $1,500,000.


6.       LONG-TERM DEBT

Long-term debt (in thousands) consists of:
                                                         March 31,  December 31,
                                                            1998        1997
                                                          --------    --------

  Bagcraft:
    Credit Agreement:
      Term Loan A,
        interest at the lender's
        index rate plus .25%                              $ 19,700    $ 20,000

      Term Loan B,
        interest at the lender's
        index rate plus .75%                                 4,988       5,000

      Term Loan C,
        interest at the lender's
        index rate plus 1%                                   7,481       7,500

      Revolving credit loan,
        interest at the lender's index rate                 10,373       9,313

      Unamortized discount                                  (1,261)     (1,425)

    City of Baxter Springs, Kansas loan agreements,
        interest at varying rates                            9,965       9,968
                                                          --------    --------
                                                            51,246      50,356
  ARTRA 12% promissory notes
    refinanced in January 1998                                --         4,725
                                                          --------    --------
                                                            51,246      55,081
    Current scheduled maturities                            (4,462)     (4,462)
                                                          --------    --------
                                                          $ 46,784    $ 50,619
                                                          ========    ========

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)




         Bagcraft

Bagcraft entered into a credit agreement, dated as of December 17, 1993 (the "Credit Agreement") that initially provided for a revolving credit loan and two separate term loans.

In December 1996, the Credit Agreement was amended and restated whereby, among other things, the maturity date of the Credit Agreement was extended to September 30, 2002 and certain loan covenants were amended. Term Loan A and Term Loan B, as previously defined in the Credit Agreement were consolidated into a new $20,000,000 term loan with interest at the lender's index rate plus .25%. Principal payments under the term loan were modified to provide for annual principal payments (payable in quarterly installments) in the amount of $2,000,000 in 1997 through 1999; $3,000,000 in 2000 and 2001; and $8,000,000 in
2002. The amended and restated Credit Agreement reduced the interest on the revolving credit loan to the lender's index rate and also provided for a $3,000,000 capital expenditures line of credit with interest at the lender's index rate plus .25%.

The amount available to Bagcraft under the revolving credit loan is subject to a borrowing base, as defined in the Credit Agreement, up to a maximum of $18,000,000. At March 31, 1998 and December 31, 1997, approximately $6,750,000 and $4,400,000, respectively, was available and unused by Bagcraft under the revolving credit loan. Borrowings under the revolving credit loan are payable upon maturity of the Credit Agreement, unless accelerated under terms of the Credit Agreement. At March 31, 1998 and December 31, 1997, the interest rate on the revolving credit loan was 8.5%.

Borrowings under the Credit Agreement are collateralized by the common stock and substantially all of the assets of Bagcraft. The Credit Agreement, as amended, contains various restrictive covenants, that among other restrictions, require Bagcraft to maintain minimum levels of tangible net worth and liquidity levels, and limit future capital expenditures and restricts additional loans, dividend payments and payments to related parties. In addition, the Credit Agreement prohibits changes in ownership of Bagcraft. At March 31, 1998 Bagcraft was in compliance with the provisions of its Credit Agreement.

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

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



Amounts outstanding under the Credit Agreement were reflected in current maturities and long-term debt at December 31, 1997 according to terms of these amended maturities.

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

         A $7,000,000 promissory note payable in ten installments of $700,000 due annually on July 21 of each year beginning in 1995 through maturity on July 21, 2004. Interest, at varying rates from 4.6% to 6.6%, is payable semi-annually. At March 31, 1998 and December 31, 1997, Bagcraft had outstanding borrowings of $4,900,000 under this loan agreement.

         A  $5,000,000   subordinated   promissory   note  payable  as  follows:
         $2,425,000  due  June  30,  1998;  and  $2,425,000  due  in  1999.  The
         subordinated promissory note is non-interest bearing, subject to certain repayment provisions as defined in the agreement (as amended). At March 31, 1998 and December 31, 1997, Bagcraft had outstanding borrowings of $4,850,000 under this loan agreement.

         Two separate $250,000 subordinated promissory notes payable in varying installments through January 20, 2025. The subordinated promissory notes are non-interest bearing, subject to certain repayment provisions as defined in the agreement. At March 31, 1998 and December 31, 1997, Bagcraft had outstanding borrowings of $215,000 and $218,000, respectively, under this loan agreement.


Borrowings under the above loan agreements are collateralized by a first lien on the land and building at the Baxter Springs, Kansas production facility and by a second lien on certain machinery and equipment. Under certain circumstances, repayment of the borrowings under the above loan agreements is subordinated to the repayment of obligations under Bagcraft's Credit Agreement.


         ARTRA

As discussed in Note 5, $7,475,000 of ARTRA 12% promissory notes due in January 1998 were repaid and/or refinanced principally with proceeds of a 1998 private placement of 12% notes payable in January 1999. Private placement notes in the principal amount of $4,725,000, refinanced by the January 1998 private placement notes and classified as long-term debt at December 31, 1997, were reclassified to current notes payable at March 31, 1998.

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


7.       REDEEMABLE PREFERRED STOCK

         Redeemable preferred stock (in thousands) consists of:

                                                                       March 31,   December 31,
                                                                           1998        1997
                                                                         -------       -------
     Currently payable:
         Bagcraft redeemable preferred stock originally issued
           to a related party, cumulative $.01 par value, 13.5%;
           including accumulated dividends; redeemable on demand
           with a liquidation preference equal to $100 per share;
           issued 8,650 shares                                           $ 2,153       $ 2,124

         BCA Holdings preferred stock, Series B,
           $1.00 par value, 6% cumulative,
           including accumulated dividends;
           redeemable on demand with a liquidation preference
           of $1,000 per share; issued and outstanding
           1,675.79 shares in 1998 and 7,847.79 shares in 1997             2,156         9,831
                                                                         -------       -------
                                                                         $ 4,309       $11,955
                                                                         =======       =======

     Noncurrent:
         ARTRA redeemable preferred stock, Series A,
           $1,000 par value, 6% cumulative payment-in-kind,
           including accumulated dividends,  net of
           unamortized discount of $859 in 1998 and 1,271 in 1997;
           redeemable March 1, 2000 at $1,000 per share
           plus accrued dividends;
           authorized 2,000,000 shares all series;
           issued and outstanding 1,849.34 shares in
           1998 and 3,583.62 shares in 1997                              $ 2,571       $ 4,799



         BCA Holdings preferred stock, Series A,
           $1.00 par  value, 6% cumulative,
           including accumulated dividends;
           liquidation preference of $1,000 per share;
           10,000 shares authorized; issued and outstanding
           1,672.15 shares in 1998 and 3,456.18 shares in 1997             2,111         4,311
                                                                         -------       -------
                                                                         $ 4,682       $ 9,110
                                                                         =======       =======

In March 1990, as partial consideration for the acquisition of Bagcraft, ARTRA issued 3,750 shares of $1,000 par value junior non-convertible payment-in-kind redeemable Series A Preferred Stock with an estimated fair value of $1,012,000, net of unamortized discount of $2,738,000.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



As discussed in Note 11, effective January 31, 1998, Peter R. Harvey exchanged 1,734.28 shares of ARTRA Series A redeemable preferred stock as partial consideration to retire advances from ARTRA totaling $12,787,000.

The Series A Preferred Stock accrues dividends at the rate of 6% per annum and is redeemable by ARTRA on March 1, 2000 at a price of $1,000 per share plus accrued dividends. Accumulated dividends of $1,114,000 and $2,074,000 were accrued at March 31, 1998 and December 31, 1997, respectively.


         Bagcraft/BCA Holdings

During 1992 and 1993, in exchange for cash consideration of $3,675,000, a former related party received 3,675 shares of BCA Series A preferred stock having a liquidation value of $3,675,000. Accumulated dividends of $439,000 and $854,000 were accrued at March 31, 1998 and December 31, 1997, respectively.

In 1987, Bagcraft issued to a former related $5,000,000 of preferred stock (50,000 shares of 13.5% cumulative, redeemable preferred stock with a liquidation preference equal to $100 per share) redeemable by Bagcraft in 1997 at a price of $100 per share plus accrued dividends. Dividends, which accrue and are payable semiannually on June 1 and December 1 of each year, are reflected in the Company's consolidated statement of operations as minority interest. The holder has agreed to forego dividend payments as long as such payments are prohibited by Bagcraft's lenders. Accumulated dividends of $1,288,000 and $1,259,000 were accrued at March 31, 1998 and December 31, 1997, respectively. The Bagcraft preferred stock was originally scheduled to be redeemable on June 1, 1997 and is currently redeemable on demand.

Effective February 15, 1996, BCA, Bagcraft and a former related party entered into an agreement to exchange certain preferred stock between the Companies. Per terms of the exchange agreement BCA issued 8,135 shares of BCA Series B preferred stock (13.5% cumulative, redeemable preferred stock with a liquidation preference equal to $1,000 per share, or a total carrying value of $8,135,000) to the former related party in exchange for 41,350 shares of Bagcraft redeemable preferred stock .

The BCA Series B preferred stock was originally scheduled to be redeemable on June 1, 1997 and is currently redeemable on demand. Accumulated dividends of $480,000 and $1,984,000 were accrued at March 31, 1998 and December 31, 1997, respectively.

As discussed in Note 11, effective January 31, 1998, Peter R. Harvey exchanged 1,784.03 shares of BCA Series A redeemable preferred stock and 6,172.00 shares of BCA Series B redeemable preferred stock as partial consideration to retire advances from ARTRA totaling $12,787,000.


8.       INCOME TAXES

No income tax benefit was recognized in connection with the Company's 1998 and 1997 pre-tax losses due to the Company's tax loss carryforwards and the uncertainty of future taxable income.

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


9.       EARNINGS PER SHARE

Effective December 31, 1997, he Company adopted SFAS No. 128, "Earnings per Share". Adoption of this pronouncement, which was applied to prior periods presented, did not have a material impact on the Company's financial statements.

Basic earnings (loss) per share is computed by dividing the income available to common shareholders, net earnings (loss), less redeemable preferred stock dividends and redeemable common stock accretion, by the weighted average number of shares of common stock outstanding during each period.

Diluted earnings (loss) per share is computed by dividing the income available to common shareholders, net earnings (loss), less redeemable preferred stock dividends and redeemable common stock accretion, by the weighted average number of shares of common stock and common stock equivalents (stock options and warrants), unless anti-dilutive, during each period.

Earnings (loss) per share for the three months ended March 31, 1998 and 1997 was computed as follows (in thousands, except per share amounts):

                                           Three Months Ended    Three Months Ended
                                              March 31, 1998       March 27, 1997
                                           ------------------    ------------------
                                             Basic    Diluted     Basic     Diluted
                                           -------    -------    -------    -------

AVERAGE  SHARES OUTSTANDING:
  Weighted average shares outstanding        7,952      7,952      7,840      7,840
  Common stock equivalents
      (options/warrants)                      --         --         --         --
                                           -------    -------    -------    -------
                                             7,952      7,952      7,840      7,840
                                           =======    =======    =======    =======

EARNINGS (LOSS):
  Net  loss                                $(1,917)   $(1,917)   $(1,353)   $(1,353)

  Dividends applicable to
     redeemable preferred stock               (124)      (124)      (162)      (162)
  Redeemable common stock accretion           --         --          (95)       (95)
                                           -------    -------    -------    -------
  Loss applicable to common shareholders   $(2,041)   $(2,041)   $(1,610)   $(1,610)
                                           =======    =======    =======    =======

PER SHARE AMOUNTS:
  Net loss applicable
     to common shares                      $ (0.26)   $ (0.26)   $ (0.21)   $ (0.21)
                                           =======    =======    =======    =======

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



10.      LITIGATION

The Company and its subsidiaries are the defendants in various business-related litigation and environmental matters. At March 31, 1998 and December 31, 1997, the Company had accrued current liabilities of $1,700,000 and $1,800,000, respectively, for potential business-related litigation and environmental liabilities. While these litigation and environmental matters involve wide ranges of potential liability, management does not believe the outcome of these matters will have a material adverse effect on the Company's financial statements. However, ARTRA may not have available funds to pay liabilities arising out of these business-related litigation and environmental matters or, in certain instances, to provide for its legal defense. ARTRA could suffer severe adverse consequences in the event of an unfavorable judgment in any of these matters.

In November, 1993, ARTRA filed suit in the Circuit Court of the Eighteenth Judicial Circuit for the state of Illinois against Salomon Brothers, Inc., Salomon Brothers Holding Company, Inc., Charles K. Bobrinskoy, Michael J. Zimmerman (collectively, "Salomon Defendants"), D.P. Kelly & Associates, L.P., ("DPK"), Donald P. Kelly ("Kelly Defendants" along with DPK), James F. Massey and William Rifkind relating to the acquisition of Envirodyne Industries, Inc. in 1989 by Emerald Acquisition Corp.

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

Bagcraft had been notified by the EPA that it may have been a potentially responsible party for the disposal of hazardous substances at the Ninth Avenue site in Gary, Indiana. In October 1997 Bagcraft paid $40,000 to formally extinguish this claim.

Bagcraft's Chicago facility has also been the subject of allegations that it violated laws and regulations associated with the Clean Air Act. The facility has numerous sources of air emissions of volatile organic materials ("VOMs") associated with its printing operations and is required to maintain and comply with permits and emissions regulations with regard to each of these emission sources.

In November of 1995, the EPA issued a Notice of Violation ("NOV") against Bagcraft's Chicago facility alleging numerous violations of the Clean Air Act and related regulations. In May 1998 Bagcraft paid $170,000 to formally extinguish this claim.

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


11.      RELATED PARTY TRANSACTIONS

ARTRA had total advances due from its president, Peter R. Harvey, of which $18,226,000 remained outstanding at December 30, 1997. A $7,500,000 July 1997 advance, as discussed below, provided for interest at 12%. The remaining advances of $10,726,000 at December 31, 1997 provided for interest at the prime rate plus 2% (10.5% at December 31, 1997). This receivable from Peter R. Harvey had been classified as a reduction of common shareholders' equity.

Commencing January 1, 1993 to date, interest on the advances to Peter R. Harvey had been accrued and fully reserved.

In July 1997, ARTRA advanced an additional $7,500,000 to Peter R. Harvey. Mr. Harvey provided ARTRA with additional collateral for his advances consisting of
652.285 shares of ARTRA redeemable preferred stock (a 18.2% interest at December 31, 1997), 1,784.02 shares of BCA Series A redeemable preferred stock (a 51.6% interest at December 31, 1997) and 6,488.8 shares of BCA Series B redeemable preferred stock (a 82.7% interest at December 31, 1997). These ARTRA and BCA redeemable preferred shares were pledged by ARTRA as partial collateral for the July 1997 private placement of ARTRA promissory notes that funded the advance to Mr. Harvey. As of December 31, 1997, this additional collateral had a carrying value in ARTRA's consolidated balance sheet of approximately $11,200,000. The advances were funded with the proceeds from the July 1997 private placement of ARTRA notes as discussed in Note 5.

As collateral for amounts due from Peter R. Harvey, in prior years the Company had received the pledge of 1,523 shares of ARTRA redeemable preferred stock (a 42.5% interest at December 31, 1997, with a carrying value in ARTRA's consolidated balance sheet of approximately $2,000,000) which are owned by Mr. Harvey. In addition, Mr. Harvey had pledged a 25% interest in Industrial Communication Company (a private company). Such interest was valued by Mr. Harvey at $800,000 to $1,000,000. During 1995, Peter R. Harvey entered into a pledge agreement with ARTRA whereby Mr. Harvey pledged additional collateral consisting of 42,067 shares of ARTRA common stock and 707,281 shares of Pure Tech International, Inc., a publicly traded corporation. Per terms of a February 1996 discharge of bank indebtedness, ARTRA received additional collateral from Mr. Harvey consisting of a $2,150,000 security interest in certain real estate, subordinated to the bank's $850,000 security interest in this real estate. In March 1997, the bank sold its interest in Mr. Harvey's note and the related collateral to a private investor. ARTRA retained its $2,150,000 security interest the real estate, subordinated to the noteholder's $850,000 security interest in this real estate.

Peter R. Harvey had received only nominal compensation for his services as an officer or director of ARTRA or any of its subsidiaries for the period October 1990 through December 1997. Additionally, Mr. Harvey had agreed not to accept any compensation for his services as an officer or director of ARTRA or any of its subsidiaries until his obligations to ARTRA, described above, were fully satisfied. Additionally, since December 31, 1986, Peter R. Harvey has guaranteed in excess of $100,000,000 of ARTRA obligations to private and institutional lenders, and has also incurred significant expenses on behalf of ARTRA in defending ARTRA against certain litigation.

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

          Effective January 31, 1998, Mr. Harvey's remaining advances totaling $12,787,000 were paid with consideration consisting of the following ARTRA/BCA preferred stock held by Mr. Harvey:


                                                                  Face Value
                                                                     Plus
                               Security                        Accrued Dividends
   ------------------------------------------------------      -----------------
   ARTRA redeemable preferred stock, 1,734.28 shares             $   2,751,000
   BCA Holdings Series A preferred stock, 1,784.029 shares           2,234,000
   BCA Holdings Series B preferred stock,  6,172 shares              7,802,000
                                                                 -------------
                                                                 $  12,787,000
                                                                 =============



For a discussion of certain other related party debt obligations see Note 5.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following discussion supplements the information found in the financial statements and related notes:


         Results of Operations

The Company, through its wholly-owned Bagcraft subsidiary, currently operates in one industry segment as a manufacturer of packaging products principally serving the food industry. Bagcraft sells its products to its customers through its direct sales force and through independent brokers. On a very limited basis certain customers may be offered extended payment terms beyond 30 days depending upon prevailing trade practices and financial strength.

The following table presents, as a percentage of net sales, operating expenses and other income (expense) included the Company's earnings (loss) before extraordinary credit for the three month periods ended March 31, 1998 and March 27, 1997.


                                                           Three Months Ended
                                                         ----------------------
                                                          March 31,   March 27,
                                                             1998        1997
                                                         ----------  ----------

     Net sales                                               100.0%      100.0%
                                                           -------     -------

     Costs and expenses:
        Cost of goods sold,
           exclusive of depreciation and amortization         82.7%       78.7%
        Selling, general and administrative                   13.5%       13.9%
        Depreciation and amortization                          2.5%        3.7%
                                                           -------     -------
                                                              98.7%       96.3%
                                                           -------     -------

     Operating earnings (loss)                                 1.3%        3.7%
                                                           -------     -------

     Other income (expense):
        Interest expense                                      -6.1%       -6.4%
        Amortization of debt discount                          -.5%       -2.4%
        Realized gain on disposal of
            available-for-sale securities                       .2%         .7%
        Other income (expense), net                            -.3%         .1%
                                                           -------     -------
                                                              -6.7%       -8.0%
                                                           -------     -------

     Loss before income taxes, minority interest
        and extraordinary credit                              -5.4%       -4.3%
     Provision for income taxes                                 -           .7%
     Minority interest                                         -.6%       -1.3%
                                                           -------     -------
     Earnings (loss) before extraordinary credit              -6.0%       -4.9%
                                                           =======     =======

Three Months Ended March 31, 1998 vs. Three Months Ended March 27, 1997

Net sales of $30,839,000 for the three months ended March 31, 1998 were $2,378,000, or 8.4%, higher than net sales for the three months ended March 27, 1997. The 1998 increase in net sales is principally attributable to increased 1998 food service sales. During the first quarter of 1997 several customers deferred certain key promotions until the second quarter of 1997

The Company's cost of sales of $25,511,000 for the three months ended March 31, 1998 increased $3,117,000 as compared to the three months ended March 27, 1997. Cost of sales for the three months ended March 31, 1998 was 82.7% of net sales compared to a cost of sales percentage of 78.7% for the three months ended March 27, 1997. The 1998 increase in cost of sales is principally attributable to an increase in sales volume. The 1998 increase in cost of sales percentage is net sales competitive market conditions, increased 1998 employee benefit costs and certain 1998 plant consolidation costs.

Selling, general and administrative expenses were $4,171,000 for the three months ended March 31, 1998 as compared to $3,949,000 for the three months ended March 27, 1997. Selling, general and administrative expenses were 13.5% of net sales for the three months ended March 31, 1998 as compared to 13.9% of net sales for the three months March 27, 1997. The 1998 increase in selling, general and administrative expenses is principally attributable to increased employee compensation and benefit costs. The 1998 decrease in as a percentage of net sales is principally attributable to the 1998 increase in net sales and the semi-fixed nature of these costs.

Depreciation and amortization expense was $775,000 for the three months ended March 31, 1998 as compared to $1,061,000 for the three months ended March 27, 1997. Depreciation and amortization expense was 2.5 % of net sales for the three months ended March 27, 1997 as compared to 3.7% of net sales for the three months ended March 27, 1997. The 1998 decrease in depreciation and amortization is primarily attributable to the completion of the amortization period in 1997 of certain assets attributable to the 1990 acquisition of the Bagcraft subsidiary.

The Company had operating earnings in the three months ended March 31, 1998 of $382,000 as compared to operating earnings of $1,057,000 in the three months ended March 27, 1997. The 1998 decrease in operating earnings is attributable to decreased operating margins as noted above.

Amortization of debt discount was $164,000 for the three months ended March 31, 1998 as compared to $675,000 for the three months ended March 27, 1997. The 1998 decrease is attributable to the February 1998 amendment and restatement of Bagcraft's Credit Agreement.

No income tax benefit was recognized in connection with the Company's 1998 and 1997 pre-tax losses due to the Company's tax loss carryforwards and the uncertainty of future taxable income.


Liquidity and Capital Resources

         Cash and Cash Equivalents and Working Capital

Cash and cash equivalents decreased $5,920,000 during the three months ended March 31, 1998. The 1998 decrease in cash is attributable to cash flows used by operating activities of $2,492,000, cash flows used by investing activities of $421,000 and cash flows used by financing activities of $3,007,000. Cash flows used by operating activities were principally attributable to the Company's net loss for the quarter ended March 31, 1998. Cash flows used by investing activities principally represent capital expenditures. Cash flows used by financing activities were principally attributable to a net decrease in short-term borrowings and the repurchase of common issued to pay down short-term notes.

The Company had consolidated working capital of $724,000 at March 31, 1998 as compared to a consolidated working capital deficiency of $435,000 at December 31, 1997. The increase in working capital is principally attributable to the payment of Peter Harvey's advances with consideration consisting of ARTRA/BCA redeemable preferred stock held by Mr. Harvey (see Note 11 to the Company's condensed consolidated financial statements and discussion below), partially offset by a certain ARTRA notes due in January 1999 reclassified from long-term debt at December 31, 1997 to current liabilities at March 31, 1998.

         Status of Debt Agreements and Operating Plan


ARTRA Corporate

At March 31, 1998 the Company's corporate entity had outstanding short-term indebtedness of $13,601,00 as discussed below.


         Promissory Notes

         1998 Private Placement

In January  1998,  ARTRA  commenced a private  placement  of  $5,975,000  of 12%
promissory notes due January 14, 1999. As additional consideration the noteholders received warrants to purchase an aggregate of 119,500 ARTRA common shares at a price of $3.00 per share, as amended. The warrants expire January 14, 2000. The warrantholders have the right to put these warrants back to ARTRA at any time during a six-month period commencing in January 1999 and ending in July 1999, at a price of $1.50 per share. The cost of this obligation ($179,250 if all warrants are put back to the Company) was accrued in the Company's financial statements as a charge to interest expense. In the event of a default, as defined in the note agreements, the promissory notes will bear interest at 37%. The proceeds from the private placement were used principally to pay down other debt obligations.


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

In July 1997, ARTRA completed private placements of $7,475,000 of 12% promissory notes due in January 1998. As additional consideration the noteholders received warrants to purchase an aggregate of 199,311 ARTRA common shares at a price of $3.75 per share. The warrants expire in July 1998. The warrantholders have the right to put these warrants back to ARTRA at any time during a period commencing in January 1998 and ending in August 1999, at a price of $3.00 per share. The cost of this obligation ($598,000 if all warrants are put back to the Company) was amortized in the Company's financial statements as a charge to interest expense over the period July 1997 (the date of the private placement) through January 1998 (the scheduled maturity date of the notes). The proceeds from the July 1997 private placement were advanced to Peter R. Harvey as discussed in
Note 11 to the condensed consolidated financial statements.

The July 1997 private placement notes were repaid and /or refinanced with proceeds of the January 1998 private placement of 12% notes and with proceeds from the litigation settlement discussed in Note 10 to the condensed consolidated financial statements.

The January 1998 and December 1997 private placement notes are collateralized by 900,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary and by ARTRA's interest in all of the common stock of BCA (the parent of Bagcraft).

         Amounts Due To Related Party

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

In January 1997, ARTRA borrowed an additional $300,000 from this director evidenced by a short-term note, due December 23, 1997, bearing interest at 8%. As additional compensation for the loan, the director received a warrant, expiring in 2002, to purchase 25,000 ARTRA common shares at a price of $5.75 per share.

In March 1997, ARTRA borrowed an additional $1,000,000 from this director evidenced by a short-term note, due May 26, 1997, bearing interest at 12%. As additional compensation, the lender received an option to purchase 25,000 shares of COMFORCE common stock, owned by the Company's Fill-Mor subsidiary, at a price of $4.00 per share. The proceeds from this loan were used in part to repay certain ARTRA debt obligations.

   In April 1997, ARTRA borrowed $5,000,000 from the above director evidenced by a note, due April 20, 1998, bearing interest at 10%. As additional compensation, the director received a warrant to purchase 333,333 ARTRA common shares at a price of $5.00 per share. The director has the right to put this warrant back to ARTRA at any time during the period April 21, 1998 to April 20, 2000, for a total purchase price of $1,000,000. The cost of this obligation was amortized in the Company's financial statements as a charge to interest expense over the period April 21, 1997 (the date of the loan) through April 21, 1998 (the date the warrantholder has the right to put the warrant back to ARTRA). The proceeds from this loan were used to repay $1,800,000 of prior borrowings from this director and pay down other ARTRA debt obligations.

In June 1997, ARTRA borrowed an additional $1,000,000 from the above director evidenced by a note, due December 10, 1997, bearing interest at 12%. As additional compensation, the director received a warrant to purchase 40,000 ARTRA common shares at a price of $5.00 per share. The warrantholder has the right to put this warrant back to ARTRA at any time during the period December 10, 1997 to June 10, 1998, for a total purchase price of $80,000. The cost of this obligation was amortized in the Company's financial statements as a charge to interest expense over the period June 10, 1997 (the date of the loan) through December 10, 1997 (the date the warrantholder has the right to put the warrant back to ARTRA).
The proceeds from this loan were used to pay down other ARTRA debt obligations.

In July 1997, borrowings from this lender were reduced to $3,000,000 with proceeds advanced to ARTRA from a Bagcraft term loan as discussed in Note x. In December 1997 borrowings from this lender were reduced to $2,000,000 with proceeds from other short-term borrowings.

In April 1998, the $2,000,000 in outstanding borrowings from the above director was extended by a new note, due October 20, 1998, bearing interest at 12%. As additional compensation, the director received a warrant to purchase 50,000 ARTRA common shares at a price of $3.25 per share.

The borrowings from this director are collaterallized by a secondary interest in all of the common stock of BCA (the parent of Bagcraft).



         Other

At March 31, 1998 and December 31, 1997, ARTRA also had outstanding short-term borrowings from other unrelated parties aggregating $251,000 and $601,000, with interest rates varying between 10 % and 12%.

In October 1997 a lender agreed to accept 357,720 ARTRA common shares in payment of the principal amount of approximately $1,500,000 due on certain demand notes. In January 1998 the lender returned the 357,720 ARTRA common shares to the Company for cash consideration of approximately $1,500,000.

         Peter R. Harvey Advances

As discussed in Note 11 to the Company's condensed consolidated financial statements, ARTRA had total advances due from its president, Peter R. Harvey, of which $18,226,000 remained outstanding at December 31, 1997. A $7,500,000 July 1997 advance, as discussed below, provided for interest at 12%. The remaining advances of $10,726,000 at December 31, 1997 provided for interest at the prime rate plus 2% (10.5% at December 31, 1997). This receivable from Peter R. Harvey had been classified as a reduction of common shareholders' equity.

Commencing January 1, 1993 to date, interest on the advances to Peter R. Harvey had been accrued and fully reserved.

In July 1997, ARTRA advanced an additional $7,500,000 to Peter R. Harvey. Mr. Harvey provided ARTRA with additional collateral for his advances consisting of
652.285 shares of ARTRA redeemable preferred stock (a 18.2% interest at December 31, 1997), 1,784.02 shares of BCA Series A redeemable preferred stock (a 51.6% interest at December 31, 1997) and 6,488.8 shares of BCA Series B redeemable preferred stock (a 82.7% interest at December 31, 1997). These ARTRA and BCA redeemable preferred shares were pledged by ARTRA as partial collateral for the July 1997 private placement of ARTRA promissory notes that funded the advance to Mr. Harvey. As of December 31, 1997, this additional collateral had a carrying value in ARTRA's consolidated balance sheet of approximately $11,200,000. The advances were funded with the proceeds from the July 1997 private placement of ARTRA notes as discussed in Note 5.

As collateral for amounts due from Peter R. Harvey, in prior years the Company had received the pledge of 1,523 shares of ARTRA redeemable preferred stock (a 42.5% interest at December 31, 1997, with a carrying value in ARTRA's consolidated balance sheet of approximately $2,000,000) which are owned by Mr. Harvey. In addition, Mr. Harvey had pledged a 25% interest in Industrial Communication Company (a private company). Such interest was valued by Mr. Harvey at $800,000 to $1,000,000. During 1995, Peter R. Harvey entered into a pledge agreement with ARTRA whereby Mr. Harvey pledged additional collateral consisting of 42,067 shares of ARTRA common stock and 707,281 shares of Pure Tech International, Inc., a publicly traded corporation. Per terms of a February 1996 discharge of bank indebtedness, ARTRA received additional collateral from Mr. Harvey consisting of a $2,150,000 security interest in certain real estate, subordinated to the bank's $850,000 security interest in this real estate. In March 1997, the bank sold its interest in Mr. Harvey's note and the related collateral to a private investor. ARTRA retained its $2,150,000 security interest the real estate, subordinated to the noteholder's $850,000 security interest in this real estate.

Peter R. Harvey had received only nominal compensation for his services as an officer or director of ARTRA or any of its subsidiaries for the period October 1990 through December 1997. Additionally, Mr. Harvey had agreed not to accept any compensation for his services as an officer or director of ARTRA or any of its subsidiaries until his obligations to ARTRA, described above, were fully satisfied. Additionally, since December 31, 1986, Peter R. Harvey has guaranteed in excess of $100,000,000 of ARTRA obligations to private and institutional lenders, and has also incurred significant expenses on behalf of ARTRA in defending ARTRA against certain litigation.

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

          Effective January 31, 1998, Mr. Harvey's remaining advances totaling $12,787,000 were paid with consideration consisting of certain ARTRA/BCA preferred stock held by Mr. Harvey as discussed in Note 11 to the condensed consolidated financial statements.

         Redeemable Preferred Stock

As discussed in Note 7 to the condensed consolidated financial statements, ARTRA, Bagcraft and Bagcraft's parent BCA have various redeemable preferred stock issues with an aggregate carrying value of $8,991,000 at March 31, 1998. Redeemable preferred stock issues with an aggregate carrying value of $4,309,000 at March 31, 1998 matured in 1997. The Bagcraft redeemable preferred stock, with a carrying value of $2,153,000 at March 31, 1998, was payable in June 1997. The BCA Series B redeemable preferred stock, with a carrying value of $2,156,000 at March 31, 1998, was also payable in June 1997. ARTRA does not have available funds to satisfy this obligation in its entirety. The Company is currently negotiating with the redeemable preferred shareholders to restructure or extend the maturity date of this obligation.

As discussed in Note 11 to the condensed consolidated financial statements and above, effective January 31, 1998, Peter R. Harvey exchanged certain ARTRA/BCA preferred stock to retire advances from ARTRA totaling $12,787,000.


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

ARTRA does not currently have available funds to repay amounts due under various loan arrangements, principally with private investors. As a result, the Company will continue to have significant levels of indebtedness in the future. The level of indebtedness may affect the rate at which or the ability of ARTRA to effectuate the refinancing or restructuring of debt when it matures. If ARTRA is unable to meet its future operating expenditures and its debt obligations as they mature, ARTRA may be forced to liquidate its assets.

ARTRA's corporate entity has no material commitments for capital expenditures.


         Bagcraft

Bagcraft entered into a credit agreement, dated as of December 17, 1993 (the "Credit Agreement") that initially provided for a revolving credit loan and two separate term loans.

In December 1996, the Credit Agreement was amended and restated whereby, among other things, the maturity date of the Credit Agreement was extended to September 30, 2002 and certain loan covenants were amended. Term Loan A and Term Loan B, as previously defined in the Credit Agreement were consolidated into a new $20,000,000 term loan with interest at the lender's index rate plus .25%. Principal payments under the term loan were modified to provide for annual principal payments (payable in quarterly installments) in the amount of $2,000,000 in 1997 through 1999; $3,000,000 in 2000 and 2001; and $8,000,000 in
2002. The amended and restated Credit Agreement reduced the interest on the revolving credit loan to the lender's index rate and also provided for a $3,000,000 capital expenditures line of credit with interest at the lender's index rate plus .25%.

The amount available to Bagcraft under the revolving credit loan is subject to a borrowing base, as defined in the Credit Agreement, up to a maximum of $18,000,000. At March 31, 1998 and December 31, 1997, approximately $6,750,000 and $4,400,000, respectively, was available and unused by Bagcraft under the revolving credit loan. Borrowings under the revolving credit loan are payable upon maturity of the Credit Agreement, unless accelerated under terms of the Credit Agreement. At March 31, 1998 and December 31, 1997, the interest rate on the revolving credit loan was 8.5%.

Borrowings under the Credit Agreement are collateralized by the common stock and substantially all of the assets of Bagcraft. The Credit Agreement, as amended, contains various restrictive covenants, that among other restrictions, require Bagcraft to maintain minimum levels of tangible net worth and liquidity levels, and limit future capital expenditures and restricts additional loans, dividend payments and payments to related parties. In addition, the Credit Agreement prohibits changes in ownership of Bagcraft. At March 31, 1998 Bagcraft was in compliance with the provisions of its Credit Agreement.

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


Amounts outstanding under the Credit Agreement were reflected in current maturities and long-term debt at December 31, 1997 according to terms of these amended maturities.

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

         A $7,000,000 promissory note payable in ten installments of $700,000 due annually on July 21 of each year beginning in 1995 through maturity on July 21, 2004. Interest, at varying rates from 4.6% to 6.6%, is payable semi-annually. At March 31, 1998 and December 31, 1997, Bagcraft had outstanding borrowings of $4,900,000 under this loan agreement.

         A  $5,000,000   subordinated   promissory   note  payable  as  follows:
         $2,425,000  due  June  30,  1998;  and  $2,425,000  due  in  1999.  The
         subordinated promissory note is non-interest bearing, subject to certain repayment provisions as defined in the agreement (as amended). At March 31, 1998 and December 31, 1997, Bagcraft had outstanding borrowings of $4,850,000 under this loan agreement.

         Two separate $250,000 subordinated promissory notes payable in varying installments through January 20, 2025. The subordinated promissory notes are non-interest bearing, subject to certain repayment provisions as defined in the agreement. At March 31, 1998 and December 31, 1997, Bagcraft had outstanding borrowings of $215,000 and $218,000, respectively, under this loan agreement.


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


         Investment in COMFORCE Corporation

ARTRA, along with its wholly owned Fill-Mor subsidiary, owns a significant minority interest in COMFORCE Corporation ("COMFORCE"), consisting of 1,525,000 shares or approximately 10% of the outstanding common stock of COMFORCE as of March 31, 1998 with an aggregate value as of that date of $11,823,000.

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

In January 1996, the Company's Board of Directors approved the sale of 200,000 of ARTRA's COMFORCE common shares to certain officers, directors and key employees of ARTRA for non-interest bearing notes totaling $400,000. The notes are collateralized by the related COMFORCE common shares. Additionally, the noteholders have the right to put their COMFORCE shares back to ARTRA in full payment of the balance of their notes. Based upon the preceding factors, the Company had concluded that, for reporting purposes, it had effectively sold options to certain officers, directors and key employees to acquire 200,000 of ARTRA's COMFORCE common shares. Accordingly, in January 1996 these 200,000 COMFORCE common shares were removed from the Company's portfolio of "Available-for-sale securities" and were classified in the Company's condensed consolidated balance sheet as other receivables with an aggregate value of $400,000, based upon the value of proceeds to be received upon future exercise of the options. The disposition of these 200,000 COMFORCE common shares resulted in a gain that was deferred and will not be recognized in the Company's financial statements until the options to purchase these 200,000 COMFORCE common shares are exercised. During the first quarter of 1998, options to acquire 14,000 of these COMFORCE common shares were exercised resulting in a realized gain of $53,000. During the fourth quarter of 1997, options to acquire 59,500 of these COMFORCE common shares were exercised resulting in a realized gain of $225,000. At March 31, 1998, options to acquire 126,500 COMFORCE common shares remained unexercised and were classified in the Company's consolidated balance sheet at December 31, 1997 as other receivables with an aggregate value of $253,000, based upon the value of proceeds to be received upon future exercise of the options.

In March 1997, a lender received 25,000 COMFORCE common shares held by ARTRA as additional consideration for a short-term loan. The disposition of these 25,000 COMFORCE common shares resulted in a realized gain of $213,000, with cost determined by average cost.


         Litigation

The Company and its subsidiaries are the defendants in various business-related litigation and environmental matters. See Note 10 to the Company's condensed consolidated financial statements. At March 31, 1998 and December 31, 1997, the Company had accrued current liabilities of $1,700,000 and $1,800,000, respectively, for potential business-related litigation and environmental liabilities. While these litigation and environmental matters involve wide ranges of potential liability, management does not believe the outcome of these matters will have a material adverse effect on the Company's financial statements. However, ARTRA may not have available funds to pay liabilities arising out of these business-related litigation and environmental matters or, in certain instances, to provide for its legal defense. ARTRA could suffer severe adverse consequences in the event of an unfavorable judgment in any of these matters.

         Net Operating Loss Carryforwards

At March 31, 1998, the Company and its subsidiaries had Federal income tax loss carryforwards of approximately $40,000,000 expiring principally in 2002 - 2013, available to be applied against future taxable income, if any. In recent years, the Company has issued shares of its common stock to repay various debt obligations, as consideration for acquisitions, to fund working capital obligations and as consideration for various other transactions. Section 382 of the Internal Revenue Code of 1986 limits a corporation's utilization of its Federal income tax loss carryforwards when certain changes in the ownership of a corporation's common stock occurs. In the opinion of management, the Company is not currently subject to such limitations regarding the utilization of its Federal income tax loss carryforwards. Should the Company continue to issue a significant number of shares of its common stock, it could trigger a limitation that would prevent it from utilizing a substantial portion of its Federal income tax loss carryforwards.


Impact of Inflation and Changing Prices

Inflation has become a less significant factor in our economy; however, to the extent permitted by competition, the Company generally passes increased costs to its customers by increasing sales prices over time.


Recently Issued Accounting Pronouncements

During 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 130, "Reporting Comprehensive Income Summary," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". In February 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 132 "Employers' Disclosures about Pensions and other Postretirement Benefits. SFAS No. 130 establishes standards for reporting comprehensive income to present a measure of all changes in equity that result from renegotiated transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes net income. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. This standard requires that management identify operating segments based on the way that management disaggregates the entity for making internal operating decisions. SFAS No. 132 standardizes the disclosure requirements for pension and other postretirement benefits.

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

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

         The information required by Part II, Item 1 of Form 10-Q is hereby incorporated by reference to Note 10 to the Company's condensed consolidated financial statements for the quarter ended March 31, 1998 included in Part I, Item 1 of this Form 10-Q.


Item 6.  Exhibits and Reports On Form 8-K


         (a)       Exhibits:

                   None.


                  (b)       Reports on Form 8-K:

                   None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.






                                                ARTRA GROUP INCORPORATED
                                                ------------------------
                                                      Registrant







Dated:   May  15, 1998                             JAMES D. DOERING
         -------------                ------------------------------------------
                                      Vice President and Chief Financial Officer