Form 10-Q
period 1998-06-30
ARTRA GROUP INC
filed 1998-08-07
CIK 200243

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                          Commission file number 1-3916


                            ARTRA GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)



             Pennsylvania                                      25-1095978
             ------------                                      ----------
      State or other jurisdiction                           I.R.S. Employer
    of incorporation or organization                       Identification No.



   500 Central Avenue, Northfield, IL                             60093
   ----------------------------------                             -----
 Address of principal executive offices                         Zip Code


 Registrant's telephone number, including area code:   (847) 441-6650


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

                                 Yes X      No
                                    ---       ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                             Outstanding at July 31, 1998
   -------------------------------                ----------------------------
   Common stock, without par value                          7,863,778

                            ARTRA GROUP INCORPORATED

                                      INDEX





                                                                     Page
                                                                    Number
                                                                    ------


PART I            FINANCIAL INFORMATION

  Item 1.    Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets
               June 30, 1998 and December 31, 1997                      2

             Condensed Consolidated Statements of Operations
                Three Months and Six Months Ended
                June 30, 1998 and June 26, 1997                         4


             Condensed Consolidated Statement of Changes
                in Shareholders' Equity (Deficit)
                Six Months Ended June 30, 1998                          5

             Condensed Consolidated Statements of Cash Flows
                Six Months Ended June 30, 1998 and June 26, 1997        6


                Notes to Condensed Consolidated Financial Statements    7



  Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations          21




PART II      OTHER INFORMATION

  Item 1.    Legal Proceedings                                         32

  Item 6.    Exhibits and Reports on Form 8-K                          32




SIGNATURES                                                             33

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Unaudited in thousands, except sharedata)


                                                       June 30,     December 31,
                                                         1998            1997
                                                     ------------   ------------

                                      ASSETS
Current assets:
   Cash and equivalents                                      $27         $5,991
   Receivables, less allowance
      for doubtful accounts of
      $230 in 1998 and $275 in 1997                       10,841         10,004
   Inventories                                            17,331         15,749
   Available-for-sale securities                          14,588         12,013
   Other                                                     952            774
                                                     ------------   ------------
               Total current assets                       43,739         44,531
                                                     ------------   ------------


Property, plant and equipment                             50,214         49,491
Less accumulated depreciation and amortization            25,575         24,397
                                                     ------------   ------------
                                                          24,639         25,094
                                                     ------------   ------------

Other assets:
   Excess of cost over net assets acquired,
      net of accumulated amortization of
      $2,540 in 1998 and $2,388 in 1997                    2,578          2,729
   Other                                                     128            852
                                                     ------------   ------------
                                                           2,706          3,581
                                                     ------------   ------------
                                                         $71,084        $73,206
                                                     ============   ============



The accompanying notes are an integral part of the condensed consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                       June 30,     December 31,
                                                         1998            1997
                                                     ------------   ------------

                                    LIABILITIES
Current liabilities:
   Notes payable, including amounts due
        to related parties of
        $2,464 in 1998 and $2,000 in 1997                $15,072        $10,726
   Current maturities of long-term debt                    4,462          4,462
   Accounts payable                                        7,758          5,841
   Accrued expenses                                       10,624         11,658
   Income taxes                                              288            324
   Redeemable preferred stock                              4,395         11,955
                                                     ------------   ------------
               Total current liabilities                  42,599         44,966
                                                     ------------   ------------

Long-term debt                                            43,784         50,619
Other noncurrent liabilities                               4,670          4,675
Commitments and contingencies

Redeemable preferred stock                                 4,802          9,110


                  SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, no par value;
   authorized 20,000,000 shares;
   issued 8,302,110 shares in 1998
   and 8,297,810 shares in 1997                            6,227          6,223
Additional paid-in capital                                42,734         42,721
Unrealized appreciation of investments                    17,308         14,733
Receivable from related party,
   including accrued interest                                  -        (12,621)
Accumulated deficit                                      (89,415)       (87,113)
                                                     ------------   ------------
                                                         (23,146)       (36,057)
Less treasury stock, 438,332 shares
    in 1998 and 80,612 shares in 1997                      1,625            107
                                                     ------------   ------------
                                                         (24,771)       (36,164)
                                                     ------------   ------------
                                                         $71,084        $73,206
                                                     ============   ============



The accompanying notes are an integral part of the condensed consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited in thousands, except per share data)




                                                            Three Months Ended       Six Months Ended
                                                           --------------------    --------------------
                                                            June 30,    June 26,    June 30,    June 26,
                                                             1998        1997        1998        1997
                                                           --------    --------    --------    --------

Net sales                                                  $ 32,426    $ 31,813    $ 63,265    $ 60,274
                                                           --------    --------    --------    --------

Costs and expenses:
   Cost of goods sold,
      exclusive of depreciation and amortization             26,283      25,719      51,794      48,113
   Selling, general and administrative                        3,833       4,083       8,004       8,032
   Depreciation and amortization                                766       1,091       1,541       2,152
                                                           --------    --------    --------    --------
                                                             30,882      30,893      61,339      58,297
                                                           --------    --------    --------    --------

Operating earnings                                            1,544         920       1,926       1,977
                                                           --------    --------    --------    --------

Other income (expense):
   Interest expense                                          (1,620)     (2,315)     (3,516)     (4,143)
   Amortization of debt discount                               (165)       (676)       (329)     (1,351)
   Realized gain on disposal of
      available-for-sale securities                             267          42         320         255
   Other income (expense), net                                  (49)        141        (140)        178
                                                           --------    --------    --------    --------
                                                             (1,567)     (2,808)     (3,665)     (5,061)
                                                           --------    --------    --------    --------

Loss before income taxes and minority interest                  (23)     (1,888)     (1,739)     (3,084)
Provision for income taxes                                      (32)       (242)        (44)        (41)
Minority interest                                              (111)       (359)       (300)       (717)
                                                           --------    --------    --------    --------
Net loss                                                       (166)     (2,489)     (2,083)     (3,842)
Dividends applicable to redeemable preferred stock              (95)       (174)       (219)       (336)
Reduction of retained earnings applicable to
   redeemable common stock                                     --          (101)       --          (196)
                                                           --------    --------    --------    --------
Loss applicable to common shares                               (261)     (2,764)     (2,302)     (4,374)
Other comprehensive income
   Net unrealized appreciation (depreciation)
       of investments                                         2,765      (4,183)      2,575     (12,180)
                                                           --------    --------    --------    --------
Comprehensive income (loss)                                   2,504      (6,947)        273     (16,554)
                                                           ========    ========    ========    ========



Per share loss applicable to common shares:
        Basic                                              ($  0.03)   ($  0.35)   ($  0.29)   ($  0.56)
                                                           ========    ========    ========    ========

        Diluted                                            ($  0.03)   ($  0.35)   ($  0.29)   ($  0.56)
                                                           ========    ========    ========    ========


Weighted average number of shares
    of common stock outstanding:
        Basic                                                 7,864       7,885       7,914       7,859
                                                           ========    ========    ========    ========

        Diluted                                               7,864       7,885       7,914       7,859
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



                                                                                                                            Total
                                                                 Receivable Accumulated                                     Share-
                                       Common Stock   Additional    From       Other                      Treasury Stock    Holders'
                                    ------------------- Paid-in    Related  Comprehensive Accumulated   -----------------   Equity
                                      Shares   Dollars  Capital     Party      Income      (Deficit)    Shares    Dollars  (Deficit)
                                    ---------- -------  -------- ---------- ------------- ------------  -------- -------- ----------

Balance at December 31, 1997        8,297,810  $6,223   $42,721   ($12,621)      $14,733     ($87,113)   80,612    ($107) ($36,164)
                                                                                                                           --------

Comprehensive income (loss):
   Net loss                                 -       -                    -             -       (2,083)        -        -    (2,083)
   Net increase in unrealized
    appreciation of investments             -       -         -          -         2,575            -         -        -     2,575
   Redeemable preferred
    stock dividends                         -       -         -          -             -         (219)        -        -      (219)
                                                                                                                           --------
     Comprehensive income                                                                                                      273
                                                                                                                           --------

Other changes in
 shareholders' equity:
   Repurchase of common stock
    previously  issued
     to pay down short-term notes           -       -         -          -             -            -   357,720   (1,518)   (1,518)
   Net decrease in
    receivable from
    related party,
    including accrued interest              -       -         -     12,621             -            -         -       -     12,621
   Exercise of stock options            4,300       4        13          -             -            -         -       -         17
                                                                                                                           --------
     Other changes in
      shareholders' equity                                                                                                  11,120
                                                                                                                           --------

                                    ---------- -------  --------  ---------     ---------   ----------  -------- --------  --------
Balance at June 30, 1998            8,302,110  $6,227   $42,734   $      -       $17,308     ($89,415)  438,332  ($1,625) ($24,771)
                                    ========== =======  ========  =========     =========   ==========  ======== ========  ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited in thousands)




                                                             Six Months Ended
                                                           --------------------
                                                            June 30,   June 26,
                                                              1998       1997
                                                           --------    --------

Net cash flows from (used) by operating activities         $    701    ($ 1,980)
                                                           --------    --------

Cash flows from investing activities:
   Additions to property, plant and equipment                (1,105)     (1,636)
   Acquisition of AB Specialty, net of deposit                 --        (1,131)
   Proceeds from sale of COMFORCE common stock                  170          33
                                                           --------    --------
Net cash flows used by investing activities                    (935)     (2,734)
                                                           --------    --------

Cash flows from financing activities:
   Net decrease in short-term debt                             (379)     (3,245)
   Proceeds from long-term borrowings                        70,186      70,915
   Reduction of long-term debt                              (72,625)    (61,612)
   Repurchase of common stock previously issued
      to pay down short-term notes                           (1,518)       --
   Redemption of detachable put warrants                     (1,410)     (1,600)
   Proceeds from exercise of
      stock options and warrants                                 17         178
   Other                                                         (1)        133
                                                           --------    --------
Net cash flows from (used by) financing activities           (5,730)      4,769
                                                           --------    --------

Decrease in cash and cash equivalents                        (5,964)         55
Cash and equivalents, beginning of period                     5,991         171
                                                           --------    --------
Cash and equivalents, end of period                        $     27    $    226
                                                           ========    ========



Supplemental cash flow information:
 Cash paid during the period for:
  Interest                                                 $  2,832    $  3,407
  Income taxes paid, net                                         80         175


Supplemental schedule of noncash
 investing and financing activities:
   ARTRA/BCA redeemable preferred stock
    received as payment of
    Peter Harvey advances                                    12,787
   Issue common stock to pay down liabilities                  --           214
   Issue common stock to pay
    redeemable common stock put obligation                     --           679




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

The Company's condensed consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In recent years, the Company has suffered recurring losses from operations and has a net capital deficiency. As a result of these factors, the Company has experienced difficulty in obtaining adequate financing to replace certain current credit arrangements and to fund its debt service and to satisfy liquidity requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note 5, Notes Payable, and Note 6, Long-Term Debt, for further discussion of the status of credit arrangements and restrictions on the ability of operating subsidiaries to fund ARTRA corporate obligations. Due to its limited ability to receive operating funds from its subsidiaries, ARTRA has historically met its operating expenditures with funds generated by alternative sources, such as private placements of ARTRA common stock and notes, sales of ARTRA common stock with put options, loans from officers/directors and private investors, as well as through sales of assets and/or other equity infusions. ARTRA plans to continue to seek such alternative sources of funds to meet its future operating expenditures and its debt obligations as they mature. If it is unable to meet its future operating expenditures and its debt obligations as they mature, ARTRA may be forced to liquidate its assets.

These condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the Company's annual report on Form 10-K. In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position as of June 30, 1998, and the results of operations and changes in cash flows for the six month periods ended June 30, 1998 and June 26, 1997. The Company's annual report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying consolidated financial statements. The condensed consolidated balance sheet as of December 31, 1997 was derived from the audited consolidated financial statements in the Company's annual report on Form 10-K.

Reported interim results of operations are based in part on estimates that may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the year.

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income to present a measure of all changes in equity that result from renegotiated transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes net income. Required changes are reported in the condensed consolidated statement of operations.

During the fourth quarter of 1997, the Company changed its fiscal year end to December 31. In recent years the Company had operated on a 52/53 week fiscal year ending the last Thursday of December.


2.       CONCENTRATION OF RISK

The accounts receivable of the Company's Bagcraft subsidiary at June 30, 1998 consist primarily of amounts due from companies in the food industry. As a result, the collectibility of these receivables is dependent, to an extent, upon the economic condition and financial stability of the food industry. Credit risk is minimized as a result of the large number and diverse nature of Bagcraft's customer base. Bagcraft's major customers include some of the largest companies in the food industry. At June 30, 1998, Bagcraft had 10 customers with accounts receivable balances that aggregated approximately 42% of the Company's total trade accounts receivable. In fiscal year 1997 no single customer accounted for 10% or more of Bagcraft's sales.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



3.       INVENTORIES

Inventories  (in thousands) consist of:

                                                  June 30,    December 31,
                                                   1998            1997
                                                  -------        -------


              Raw materials and supplies          $ 6,519        $ 5,901
              Work in process                         403            274
              Finished goods                       10,409          9,574
                                                  -------        -------
                                                  $17,331        $15,749
                                                  =======        =======


4.            INVESTMENT IN COMFORCE CORPORATION

At June 30, 1998 ARTRA's investment in COMFORCE Corporation ("COMFORCE"), 1,525,500 shares, currently a common stock ownership interest of approximately 10%, was classified in the Company's condensed consolidated balance sheet in current assets as "Available-for-sale securities." At June 30, 1998 the gross unrealized gain relating to ARTRA's investment in COMFORCE, reflected as a separate component of shareholders' equity, was $17,308,000.

In January 1996, the Company's Board of Directors approved the sale of 200,000 of ARTRA's COMFORCE common shares to certain officers, directors and key employees of ARTRA for non-interest bearing notes totaling $400,000. The notes are collateralized by the related COMFORCE common shares. Additionally, the noteholders have the right to put their COMFORCE shares back to ARTRA in full payment of the balance of their notes. Based upon the preceding factors, the Company had concluded that, for reporting purposes, it had effectively sold options to certain officers, directors and key employees to acquire 200,000 of ARTRA's COMFORCE common shares. Accordingly, in January 1996 these 200,000 COMFORCE common shares were removed from the Company's portfolio of "Available-for-sale securities" and were classified in the Company's condensed consolidated balance sheet as other receivables with an aggregate value of $400,000, based upon the value of proceeds to be received upon future exercise of the options. The disposition of these 200,000 COMFORCE common shares resulted in a gain that was deferred and will not be recognized in the Company's financial statements until the options to purchase these 200,000 COMFORCE common shares are exercised. During the three months ended June 30, 1998, options to acquire 70,750 of these COMFORCE common shares were exercised resulting in a realized gain of $267,000. During the three months ended March 31, 1998, options to acquire 14,000 of these COMFORCE common shares were exercised resulting in a realized gain of $53,000. During the fourth quarter of 1997, options to acquire 59,500 of these COMFORCE common shares were exercised resulting in a realized gain of $225,000. At June 30, 1998, options to acquire 55,750 COMFORCE common shares remained unexercised and were classified in the Company's condensed consolidated balance sheet as other receivables with an aggregate value of $111,000, based upon the value of proceeds to be received upon future exercise of the options.

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

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



As discussed in Note 5, at June 30, 1998, 1,450,000 shares of COMFORCE common stock owned by the Company and its Fill-Mor subsidiary have been pledged as collateral for various debt obligations and 75,500 shares of COMFORCE common stock owned by the Company and its Fill-Mor subsidiary remain unencumbered.


5.       NOTES PAYABLE

Notes payable (in thousands) consist of:

                                                        June 30,   December 31,
                                                          1998          1997
                                                       --------      --------

     ARTRA  12% promissory notes -
        1998 private placements                        $  5,975          --

     ARTRA  12% promissory notes -
        1997 private placements                           5,375      $ 12,850

     Amounts due to related party,
        interest at 10%                                   2,464         2,000

     Other, interest from 10% to 15%                      1,258           601
                                                       --------      --------
                                                         15,072        15,451
     Less ARTRA 12% promissory notes
        refinanced in January 1998                         --          (4,725)
                                                       --------      --------
                                                       $ 15,072      $ 10,726
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

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



In July 1997, ARTRA completed private placements of $7,475,000 of 12% promissory notes due in January 1998. As additional consideration the noteholders received warrants to purchase an aggregate of 199,311 ARTRA common shares at a price of $3.75 per share. The warrants expire in August 1999. The warrantholders have the right to put these warrants back to ARTRA at any time during a period commencing in January 1998 and ending in August 1999, at a price of $3.00 per share. The cost of this obligation ($598,000 if all warrants are put back to the Company) was amortized in the Company's financial statements as a charge to interest expense over the period July 1997 (the date of the private placement) through January 1998 (the scheduled maturity date of the notes). The proceeds from the July 1997 private placement were advanced to Peter R. Harvey as discussed in
Note 11. The July 1997 private placement notes were repaid and/or refinanced principally with proceeds of the 1998 private placement of 12% notes payable in January 1999. Private placement notes in the principal amount of $4,725,000, refinanced by the January 1998 private placement notes, classified as long-term debt at December 31, 1997 have been reclassified to current notes payable in the Company's condensed consolidated balance sheet at June 30, 1998.

The January 1998 and December 1997 private placement notes are collateralized by 900,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary and by ARTRA's interest in all of the common stock of BCA (the parent of Bagcraft).


         Amounts Due To Related Parties

At June 30, 1998, ARTRA had outstanding advances from its president, Peter R. Harvey totaling $464,000. The advances, made during the second quarter of 1998 bear interest at 8.5%. For a discussion of other transactions with Mr. Harvey see Note 11.

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

In April 1997, ARTRA borrowed $5,000,000 from the above director evidenced by a note, due April 20, 1998, bearing interest at 10%. The proceeds from this loan were used to repay $1,800,000 of prior borrowings from this director and pay down other ARTRA debt obligations. As additional compensation, the director received a warrant to purchase 333,333 ARTRA common shares at a price of $5.00 per share. In May 1998, the director exercised the option and put the warrant back to ARTRA for a total purchased price of $1,000,000. The cost of this obligation was amortized in the Company's financial statements as a charge to interest expense over the period April 1997 (the date of the loan) through April 1998 (the date the warrantholder first had the right to put the warrant back to ARTRA).

In June 1997, ARTRA borrowed an additional $1,000,000 from the above director evidenced by a note, due December 10, 1997, bearing interest at 12%. As additional compensation, the director received a warrant to purchase 40,000 ARTRA common shares at a price of $5.00 per share. The warrantholder has the right to put this warrant back to ARTRA at any time during the period December 10, 1997 to June 10, 1999, for a total purchase price of $80,000. The cost of this obligation was amortized in the Company's financial statements as a charge to interest expense over the period June 10, 1997 (the date of the loan) through December 10, 1997 (the date the warrantholder has the right to put the warrant back to ARTRA). The proceeds from this loan were used to pay down other ARTRA debt obligations.

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


         Other

At June 30, 1998 and December 31, 1997, ARTRA also had outstanding short-term borrowings from other unrelated parties aggregating $251,000 and $601,000, with interest rates varying between 10 % and 12%.

In April 1998 the Company and its Fill-Mor subsidiary entered into a margin loan agreement with a financial institution which provided for borrowings of $1,000,000, with interest at 8.5%. Borrowings under the loan agreement are collateralized by 490,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary. The proceeds of the loan were used for working capital.

In October 1997 a lender agreed to accept 357,720 ARTRA common shares in payment of the principal amount of approximately $1,500,000 due on certain demand notes. In January 1998 the lender returned the 357,720 ARTRA common shares to the Company for cash consideration of approximately $1,500,000.


6.       LONG-TERM DEBT

Long-term debt (in thousands) consists of:
                                                          June 30,  December 31,
                                                            1998        1997
                                                          --------    --------

  Bagcraft:
    Credit Agreement:
      Term Loan A,
        interest at the lender's
        index rate plus .25%                              $ 19,400    $ 20,000

      Term Loan B,
        interest at the lender's
        index rate plus .75%                                 4,975       5,000

      Term Loan C,
        interest at the lender's
        index rate plus 1%                                   7,462       7,500

      Revolving credit loan,
        interest at the lender's index rate                  9,968       9,313

      Unamortized discount                                  (1,096)     (1,425)

    City of Baxter Springs, Kansas loan agreements,
        interest at varying rates                            7,537       9,968
                                                          --------    --------
                                                            48,246      50,356
  ARTRA 12% promissory notes
    refinanced in January 1998                                --         4,725
                                                          --------    --------
                                                            48,246      55,081
    Current scheduled maturities                            (4,462)     (4,462)
                                                          --------    --------
                                                          $ 43,784    $ 50,619
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

The amount available to Bagcraft under the revolving credit loan is subject to a borrowing base, as defined in the Credit Agreement, up to a maximum of $18,000,000. At June 30, 1998 and December 31, 1997, approximately $7,150,000 and $4,400,000, respectively, was available and unused by Bagcraft under the revolving credit loan. Borrowings under the revolving credit loan are payable upon maturity of the Credit Agreement, unless accelerated under terms of the Credit Agreement. At June 30, 1998 and December 31, 1997, the interest rate on the revolving credit loan was 8.5%.

Borrowings under the Credit Agreement are collateralized by the common stock and substantially all of the assets of Bagcraft. The Credit Agreement, as amended, contains various restrictive covenants, that among other restrictions, require Bagcraft to maintain minimum levels of tangible net worth and liquidity levels, and limit future capital expenditures and restricts additional loans, dividend payments and payments to related parties. In addition, the Credit Agreement prohibits changes in ownership of Bagcraft. At June 30, 1998 Bagcraft was in compliance with the provisions of its Credit Agreement.

Effective May 5, 1997, the Credit Agreement was amended to provide for a $5,000,000 term loan (Term Loan B) with interest at the lender's index rate plus
 .75%. The proceeds of Term Loan B were advanced to ARTRA under terms of an intercompany note payable to Bagcraft. ARTRA used the proceeds of this loan to repay certain ARTRA debt obligations.

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

         A $7,000,000 promissory note payable in ten installments of $700,000 due annually on July 21 of each year beginning in 1995 through maturity on July 21, 2004. Interest, at varying rates from 4.6% to 6.6%, is payable semi-annually. At June 30, 1998 and December 31, 1997, Bagcraft had outstanding borrowings of $4,900,000 under this loan agreement.

         A  $5,000,000   subordinated   promissory   note  payable  as  follows:
         $2,425,000  due  June  30,  1998;  and  $2,425,000  due  in  1999.  The
         subordinated promissory note is non-interest bearing, subject to certain repayment provisions as defined in the agreement (as amended). At June 30, 1998 and December 31, 1997, Bagcraft had outstanding borrowings of $2,425,000 and $4,850,000, respectively, under this loan agreement.

         Two separate $250,000 subordinated promissory notes payable in varying installments through January 20, 2025. The subordinated promissory notes are non-interest bearing, subject to certain repayment provisions as defined in the agreement. At June 30, 1998 and December 31, 1997, Bagcraft had outstanding borrowings of $212,000 and $218,000, respectively, under this loan agreement.


Borrowings under the above loan agreements are collateralized by a first lien on the land and building at the Baxter Springs, Kansas production facility and by a second lien on certain machinery and equipment. Under certain circumstances, repayment of the borrowings under the above loan agreements is subordinated to the repayment of obligations under Bagcraft's Credit Agreement.


         ARTRA

As discussed in Note 5, $7,475,000 of ARTRA 12% promissory notes due in January 1998 were repaid and/or refinanced principally with proceeds of a 1998 private placement of 12% notes payable in January 1999. Private placement notes in the principal amount of $4,725,000, refinanced by the January 1998 private placement notes and classified as long-term debt at December 31, 1997, have been reclassified to current notes payable in the Company's condensed consolidated balance sheet at June 30, 1998.

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


7.       REDEEMABLE PREFERRED STOCK

                                                                         June 30,   December 31,
                                                                           1998        1997
                                                                         -------       -------
     Currently payable:
         Bagcraft redeemable preferred stock originally issued
           to a related party, cumulative $.01 par value, 13.5%;
           including accumulated dividends; redeemable on demand
           with a liquidation preference equal to $100 per share;
           issued 8,650 shares                                           $ 2,183       $ 2,124

         BCA Holdings preferred stock, Series B,
           $1.00 par value, 6% cumulative,
           including accumulated dividends;
           redeemable on demand with a liquidation preference
           of $1,000 per share; issued and outstanding
           1,675.79 shares in 1998 and 7,847.79 shares in 1997             2,212         9,831
                                                                         -------       -------
                                                                         $ 4,395       $11,955
                                                                         =======       =======

     Noncurrent:
         ARTRA redeemable preferred stock, Series A,
           $1,000 par value, 6% cumulative payment-in-kind,
           including accumulated dividends,  net of
           unamortized discount of $859 in 1998 and 1,271 in 1997;
           redeemable March 1, 2000 at $1,000 per share
           plus accrued dividends;
           authorized 2,000,000 shares all series;
           issued and outstanding 1,849.34 shares in
           1998 and 3,583.62 shares in 1997                              $ 2,666       $ 4,799



         BCA Holdings preferred stock, Series A,
           $1.00 par  value, 6% cumulative,
           including accumulated dividends;
           liquidation preference of $1,000 per share;
           10,000 shares authorized; issued and outstanding
           1,672.15 shares in 1998 and 3,456.18 shares in 1997             2,136         4,311
                                                                         -------       -------
                                                                         $ 4,802       $ 9,110
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

The Series A Preferred Stock accrues dividends at the rate of 6% per annum and is redeemable by ARTRA on March 1, 2000 at a price of $1,000 per share plus accrued dividends. Accumulated dividends of $1,158,000 and $2,074,000 were accrued at June 30, 1998 and December 31, 1997, respectively.


         Bagcraft/BCA Holdings

During 1992 and 1993, in exchange for cash consideration of $3,675,000, a former related party received 3,675 shares of BCA Series A preferred stock having a liquidation value of $3,675,000. Accumulated dividends of $439,000 and $854,000 were accrued at June 30, 1998 and December 31, 1997, respectively.

In 1987, Bagcraft issued to a former related $5,000,000 of preferred stock (50,000 shares of 13.5% cumulative, redeemable preferred stock with a liquidation preference equal to $100 per share) redeemable by Bagcraft in 1997 at a price of $100 per share plus accrued dividends. Dividends, which accrue and are payable semiannually on June 1 and December 1 of each year, are reflected in the Company's consolidated statement of operations as minority interest. The holder has agreed to forego dividend payments as long as such payments are prohibited by Bagcraft's lenders. Accumulated dividends of $1,318,000 and $1,259,000 were accrued at June 30, 1998 and December 31, 1997, respectively. The Bagcraft preferred stock was originally scheduled to be redeemable on June 1, 1997 and is currently redeemable on demand.

Effective February 15, 1996, BCA, Bagcraft and a former related party entered into an agreement to exchange certain preferred stock between the Companies. Per terms of the exchange agreement BCA issued 8,135 shares of BCA Series B preferred stock (13.5% cumulative, redeemable preferred stock with a liquidation preference equal to $1,000 per share, or a total carrying value of $8,135,000) to the former related party in exchange for 41,350 shares of Bagcraft redeemable preferred stock.

The BCA Series B preferred stock was originally scheduled to be redeemable on June 1, 1997 and is currently redeemable on demand. Accumulated dividends of $537,000 and $1,984,000 were accrued at June 30, 1998 and December 31, 1997, respectively.

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


9.       EARNINGS PER SHARE

Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share". Adoption of this pronouncement, which was applied to prior periods presented, did not have a material impact on the Company's financial statements.

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

Earnings (loss) per share for the six months ended June 30, 1998 and June 26, 1997 was computed as follows (in thousands, except per share amounts):


                                           Six Months Ended      Six Months Ended
                                             June 30, 1998         June 26, 1997
                                          ------------------    ------------------
                                           Basic     Diluted     Basic     Diluted
                                          -------    -------    -------    -------

AVERAGE  SHARES OUTSTANDING:
  Weighted average shares outstanding        7,914      7,914      7,859      7,859
  Common stock equivalents
      (options/warrants)                      --         --         --         --
                                           -------    -------    -------    -------
  Weighted average number of shares
     and equivalent shares of common
     stock outstanding during the period     7,914      7,914      7,859      7,859
                                           =======    =======    =======    =======

EARNINGS (LOSS):
  Net  loss                                $ 2,083    $ 2,083    $(3,842)   $(3,842)
  Dividends applicable to
     redeemable preferred stock               (219)      (219)      (336)      (336)
  Redeemable common stock accretion           --         --         (196)      (196)
                                           -------    -------    -------    -------
  Loss applicable to common shareholders   $(2,302)   $(2,302)   $(4,374)   $(4,374)
                                           =======    =======    =======    =======

PER SHARE AMOUNTS:
  Net loss applicable to common shares     $ (0.29)   $ (0.29)   $ (0.56)   $ (0.56)
                                           =======    =======    =======    =======


                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



10.      LITIGATION

The Company and its subsidiaries are the defendants in various business-related litigation and environmental matters. At June 30, 1998 and December 31, 1997, the Company had accrued current liabilities of $1,600,000 and $1,800,000, respectively, for potential business-related litigation and environmental liabilities. While these litigation and environmental matters involve wide ranges of potential liability, management does not believe the outcome of these matters will have a material adverse effect on the Company's financial statements. However, ARTRA may not have available funds to pay liabilities arising out of these business-related litigation and environmental matters or, in certain instances, to provide for its legal defense. ARTRA could suffer severe adverse consequences in the event of an unfavorable judgment in any of these matters.

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

In January, 1985 the United States Environmental Protection Agency ("EPA") notified the Company's Bagcraft subsidiary that it was a potentially responsible party ("PRP") under the Comprehensive Environmental Responsibility Compensation and Liability Act ("CERCLA") for alleged release of hazardous substances at the Cross Brothers site near Kankakee, Illinois. Although Bagcraft has denied liability for the site, it has entered into a settlement agreement with the EPA, along with the other third party defendants, to resolve all claims associated with the site except for state claims. In May 1994 Bagcraft paid $850,000 to formally extinguish the EPA claim. In September 1989, Bagcraft was served with a complaint filed by the State of Illinois against seventeen parties for alleged involvement with the Cross Brothers site. The complaint alleged Bagcraft was responsible for the costs of cleanup incurred and to be incurred. Although Bagcraft has denied liability for the site, it has entered into a settlement agreement with the State, along with the other potential responsible parties, to resolve all claims associated with the site. In July 1997 Bagcraft paid approximately $150,000 to formally extinguish the state claim.

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

In a case titled Sherwin-Williams Company v. ARTRA GROUP Incorporated, filed in 1991 in the United States District Court for Maryland, Sherwin-Williams Company ("Sherwin-Williams") brought suit against ARTRA and other former owners of a paint manufacturing facility in Baltimore, Maryland for recovery of costs of investigation and clean-up of hazardous substances which were stored, disposed of or otherwise released at this manufacturing facility. This facility was owned by Baltimore Paint and Chemical Company, formerly a subsidiary of ARTRA from 1969 to 1980. Sherwin-William's current projection of the cost of clean-up is approximately $5 to $6 million. The Company has filed counterclaims against Sherwin-Williams and cross claims against other former owners of the property. The Company also is vigorously defending this action and has raised numerous defenses. Currently, the case is in its early stages of discovery and the Company cannot determine what, if any, its liability may be in this matter.

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


11.      RELATED PARTY TRANSACTIONS

ARTRA had total advances due from its president, Peter R. Harvey, of which $18,226,000 remained outstanding at December 31, 1997, before the offset of such advances as discussed below. A $7,500,000 July 1997 advance, as discussed below, provided for interest at 12%. The remaining advances of $10,726,000 at December 30, 1997 provided for interest at the prime rate plus 2% (10.5% at December 31, 1997). This receivable from Peter R. Harvey had been classified as a reduction of common shareholders' equity.

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
                                                                 =============


During the second quarter of 1998, Mr. Harvey made advances to ARTRA that totaled $464,000 as of June 30, 1998. For a discussion of Mr. Harvey's advances and certain other related party debt obligations see Note 5.

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

The following table presents, as a percentage of net sales, operating expenses and other income (expense) included the Company's earnings (loss) before extraordinary credit for the three and six month periods ended June 30, 1998 and June 26, 1997.

                                                      Three Months Ended   Six Months Ended
                                                      ------------------   ----------------
                                                       June 30, June 26,   June 30, June 26,
                                                         1998     1997       1998     1997
                                                        -----    -----       -----    -----

 Net sales                                              100.0%   100.0%      100.0%   100.0%
                                                        -----    -----       -----    -----

 Costs and expenses:
    Cost of goods sold,
      exclusive of depreciation and amortization         81.1%    80.8%       81.9%    79.8%
    Selling, general and administrative                  11.8%    12.8%       12.7%    13.3%
    Depreciation and amortization
                                                          2.4%     3.4%        2.4%     3.6%
                                                        -----    -----       -----    -----
                                                         95.3%    97.0%       97.0%    96.7%
                                                        -----    -----       -----    -----

 Operating earnings                                       4.7%     3.0%        3.0%     3.3%
                                                        -----    -----       -----    -----

 Other income (expense):
    Interest expense                                     -5.0%    -7.3%       -5.6%    -6.9%
    Amortization of debt discount                         -.5%    -2.1%        -.5%    -2.2%
    Realized gain on disposal of
      available-for-sale securities                        .8%      .1%         .5%      .4%
    Other income (expense), net                           -.2%      .4%        -.2%      .3%
                                                        -----    -----       -----    -----
                                                         -4.9%    -8.9%        5.8%     8.4%

 Loss before income taxes and minority interest           -.2%    -5.9%       -2.8%    -5.1%
 Provision for income taxes                               -.1%     -.8%        -.1%     -.1%
 Minority interest                                        -.3%   -1.1%         -.5%     1.2%
                                                        -----    -----       -----    -----
Loss before extraordinary credit                          -.6%    -7.8%       -3.4%    -6.4%
                                                        =====    =====       =====    =====


Three Months Ended June 30, 1998 vs. Three Months Ended June 26, 1997

Net sales of $32,426,000 for the three months ended June 30, 1998 were $613,000, or 1.9%, higher than net sales for the three months ended June 26, 1997. Food service sales increased in 1998 due to a combination of new business and increased promotional activity.

The Company's cost of sales of $26,283,000 for the three months ended June 30, 1998 increased $564,000 as compared to the three months ended June 26, 1997. Cost of sales for the three months ended June 30, 1998 was 81.1% of net sales compared to a cost of sales percentage of 80.8% for the three months ended June 26, 1997. The 1998 increase in cost of sales is principally attributable to an increase in sales volume. The 1998 increase in cost of sales percentage is principally attributable to competitive market conditions.

Selling, general and administrative expenses were $3,833,000 for the three months ended June 30, 1998 as compared to $4,083,000 for the three months ended June 26, 1997. Selling, general and administrative expenses were 11.8% of net sales for the three months ended June 30, 1998 as compared to 12.8% of net sales for the three months June 26, 1997. The 1998 decrease in as a percentage of net sales is principally attributable to the 1998 increase in net sales and the semi-fixed nature of these costs.

Depreciation and amortization expense was $766,000 for the three months ended June 30, 1998 as compared to $1,091,000 for the three months ended June 26, 1997. Depreciation and amortization expense was 2.4 % of net sales for the three months ended June 26, 1997 as compared to 3.4% of net sales for the three months ended June 26, 1997. The 1998 decrease in depreciation and amortization is primarily attributable to the completion of the amortization period in 1997 of certain assets attributable to the 1990 acquisition of the Bagcraft subsidiary.

The Company had operating earnings in the three months ended June 30, 1998 of $1,544,000 as compared to operating earnings of $920,000 in the three months ended June 26, 1997. The 1998 increase in operating earnings is attributable to the decrease in selling, general and administrative expenses and depreciation and amortization expense as noted above.

Interest expense for the three months ended June 30, 1998 decreased $695,000 as compared to the three months June 26, 1997. The 1998 decrease is principally attributable to fees and related costs associated with certain 1997 debt facilities.

Amortization of debt discount was $165,000 for the three months ended June 30, 1998 as compared to $676,000 for the three months ended June 26, 1997. The 1998 decrease is attributable to the February 1998 amendment and restatement of Bagcraft's Credit Agreement.

No income tax benefit was recognized in connection with the Company's 1998 and 1997 pre-tax losses due to the Company's tax loss carryforwards and the uncertainty of future taxable income.


Six Months Ended June 30, 1998 vs. Six Months Ended June 26, 1997

Net sales of $63,265,000 for the six months ended June 30, 1998 were $2,991,000, or 5.0%, higher than net sales for the six months ended June 26, 1997. Food service sales increased in 1998 due to a combination of new business and increased promotional activity.

The Company's cost of sales of $51,794,000 for the six months ended June 30, 1998 increased $3,681,000 as compared to the six months ended June 26, 1997. Cost of sales for the six months ended June 30, 1998 was 81.9% of net sales compared to a cost of sales percentage of 79.8% for the six months ended June 26, 1997. The 1998 increase in cost of sales is principally attributable to an increase in sales volume. The 1998 increase in cost of sales percentage is net sales competitive market conditions and certain 1998 plant consolidation costs.

Selling, general and administrative expenses were $8,004,000 for the six months ended June 30, 1998 as compared to $8,032,000 for the six months ended June 26, 1997. Selling, general and administrative expenses were 12.7% of net sales for the six months ended June 30, 1998 as compared to 13.3% of net sales for the six months June 26, 1997. The 1998 decrease in as a percentage of net sales is principally attributable to the 1998 increase in net sales and the semi-fixed nature of these costs.

Depreciation and amortization expense was $1,541,000 for the six months ended June 30, 1998 as compared to $2,152,000 for the six months ended June 26, 1997. Depreciation and amortization expense was 2.4 % of net sales for the six months ended June 26, 1997 as compared to 3.6% of net sales for the six months ended June 26, 1997. The 1998 decrease in depreciation and amortization is primarily attributable to the completion of the amortization period in 1997 of certain assets attributable to the 1990 acquisition of the Bagcraft subsidiary.

The Company had operating earnings in the six months ended June 30, 1998 of $1,926,000 as compared to operating earnings of $1,977,000 in the six months ended June 26, 1997. The 1998 decrease in operating earnings is attributable to decreased operating margins, principally offset by the decrease in depreciation and amortization expense as noted above.

Interest expense for the six months ended June 30, 1998 decreased $627,000 as compared to the six months June 26, 1997. The 1998 decrease is principally attributable to fees and related costs associated with certain 1997 debt facilities.

Amortization of debt discount was $329,000 for the six months ended June 30, 1998 as compared to $1,351,000 for the six months ended June 26, 1997. The 1998 decrease is attributable to the February 1998 amendment and restatement of Bagcraft's Credit Agreement.

No income tax benefit was recognized in connection with the Company's 1998 and 1997 pre-tax losses due to the Company's tax loss carryforwards and the uncertainty of future taxable income.



Liquidity and Capital Resources

         Cash and Cash Equivalents and Working Capital

Cash and cash equivalents decreased $5,964,000 during the six months ended June 30, 1998. The 1998 decrease in cash is principally attributable to a net decrease in long-term borrowings, the repurchase of common stock issued to pay down short-term notes and the redemption of detachable put options.

The Company had consolidated working capital of $1,140,000 at June 30, 1998 as compared to a consolidated working capital deficiency of $435,000 at December 31, 1997. The increase in working capital is principally attributable to the payment of Peter Harvey's advances with consideration consisting of ARTRA/BCA redeemable preferred stock held by Mr. Harvey (see Note 11 to the Company's condensed consolidated financial statements and discussion below), partially offset by a certain ARTRA notes due in January 1999 reclassified from long-term debt at December 31, 1997 to current liabilities in 1998.



         Status of Debt Agreements and Operating Plan

ARTRA Corporate

At June 30, 1998 the Company's corporate entity had outstanding short-term indebtedness of $15,072,000 as discussed below.

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

In July 1997, ARTRA completed private placements of $7,475,000 of 12% promissory notes due in January 1998. As additional consideration the noteholders received warrants to purchase an aggregate of 199,311 ARTRA common shares at a price of $3.75 per share. The warrants expire in August 1999. The warrantholders have the right to put these warrants back to ARTRA at any time during a period commencing in January 1998 and ending in August 1999, at a price of $3.00 per share. The cost of this obligation ($598,000 if all warrants are put back to the Company) was amortized in the Company's financial statements as a charge to interest expense over the period July 1997 (the date of the private placement) through January 1998 (the scheduled maturity date of the notes). The proceeds from the July 1997 private placement were advanced to Peter R. Harvey as discussed in
Note 11 to the condensed consolidated financial statements.

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


         Amounts Due To Related Parties

At June 30, 1998, ARTRA had outstanding advances from its president, Peter R. Harvey totaling $464,000. The advances bear interest at 8.5%. For a description of other transactions with Mr. Harvey see discussion below.

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

In June 1997, ARTRA borrowed an additional $1,000,000 from the above director evidenced by a note, due December 10, 1997, bearing interest at 12%. As additional compensation, the director received a warrant to purchase 40,000 ARTRA common shares at a price of $5.00 per share. The warrantholder has the right to put this warrant back to ARTRA at any time during the period December 10, 1997 to June 10, 1999, for a total purchase price of $80,000. The cost of this obligation was amortized in the Company's financial statements as a charge to interest expense over the period June 10, 1997 (the date of the loan) through December 10, 1997 (the date the warrantholder has the right to put the warrant back to ARTRA).
The proceeds from this loan were used to pay down other ARTRA debt obligations.

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


         Other

At June 30, 1998 and December 31, 1997, ARTRA also had outstanding short-term borrowings from other unrelated parties aggregating $251,000 and $601,000, with interest rates varying between 10 % and 12%.

In April 1998 the Company and its Fill-Mor subsidiary entered into a margin loan agreement with a financial institution which provided for borrowings of $1,000,000, with interest at 8.5%. Borrowings under the loan agreement are collateralized by 490,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary. The proceeds of the loan were used for working capital.

In October 1997 a lender agreed to accept 357,720 ARTRA common shares in payment of the principal amount of approximately $1,500,000 due on certain demand notes. In January 1998 the lender returned the 357,720 ARTRA common shares to the Company for cash consideration of approximately $1,500,000.


         Advances to Peter R. Harvey

As discussed in Note 11 to the Company's condensed consolidated financial statements, ARTRA had total advances due from its president, Peter R. Harvey, of which $18,226,000 remained outstanding at December 31, 1997, before the offset of such advances as discussed below. A $7,500,000 July 1997 advance, as discussed below, provided for interest at 12%. The remaining advances of $10,726,000 at December 31, 1997 provided for interest at the prime rate plus 2% (10.5% at December 31, 1997). This receivable from Peter R. Harvey had been classified as a reduction of common shareholders' equity.

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



         Redeemable Preferred Stock

As discussed in Note 7 to the condensed consolidated financial statements, ARTRA, Bagcraft and Bagcraft's parent BCA have various redeemable preferred stock issues with an aggregate carrying value of $9,197,000 at June 30, 1998. Redeemable preferred stock issues with an aggregate carrying value of $4,395,000 at June 30, 1998 matured in 1997. The Bagcraft redeemable preferred stock, with a carrying value of $2,183,000 at June 30, 1998, was payable in June 1997. The BCA Series B redeemable preferred stock, with a carrying value of $2,212,000 at June 30, 1998, was also payable in June 1997. ARTRA does not have available funds to satisfy this obligation in its entirety. The Company is currently negotiating with the redeemable preferred shareholders to restructure or extend the maturity date of this obligation.

As discussed in Note 11 to the condensed consolidated financial statements and above, effective January 31, 1998, Peter R. Harvey exchanged certain ARTRA/BCA preferred stock to retire advances from ARTRA totaling $12,787,000.



         Going Concern

The Company has suffered recurring losses from operations and has a net capital deficiency. As a result of these factors, the Company has experienced difficulty in obtaining adequate financing to replace certain current credit arrangements and to fund its debt service and to satisfy liquidity requirements. Due to its limited ability to receive operating funds from its operating subsidiaries, ARTRA historically has met its operating expenditures with funds generated by such alternative sources as private placements of ARTRA common stock and notes, sales of ARTRA common stock with put options, loans from officers/directors and private investors, as well as through sales of assets and/or other equity infusions. ARTRA plans to continue to seek such alternative sources of funds to meet its future operating expenditures.

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

The amount available to Bagcraft under the revolving credit loan is subject to a borrowing base, as defined in the Credit Agreement, up to a maximum of $18,000,000. At June 30, 1998 and December 31, 1997, approximately $7,150,000 and $4,400,000, respectively, was available and unused by Bagcraft under the revolving credit loan. Borrowings under the revolving credit loan are payable upon maturity of the Credit Agreement, unless accelerated under terms of the Credit Agreement. At June 30, 1998 and December 31, 1997, the interest rate on the revolving credit loan was 8.5%.

Borrowings under the Credit Agreement are collateralized by the common stock and substantially all of the assets of Bagcraft. The Credit Agreement, as amended, contains various restrictive covenants, that among other restrictions, require Bagcraft to maintain minimum levels of tangible net worth and liquidity levels, and limit future capital expenditures and restricts additional loans, dividend payments and payments to related parties. In addition, the Credit Agreement prohibits changes in ownership of Bagcraft. At June 30, 1998 Bagcraft was in compliance with the provisions of its Credit Agreement.

Effective May 5, 1997, the Credit Agreement was amended to provide for a $5,000,000 term loan (Term Loan B) with interest at the lender's index rate plus
 .75%. The proceeds of Term Loan B were advanced to ARTRA under terms of an intercompany note payable to Bagcraft. ARTRA used the proceeds of this loan to repay certain ARTRA debt obligations.

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

         A $7,000,000 promissory note payable in ten installments of $700,000 due annually on July 21 of each year beginning in 1995 through maturity on July 21, 2004. Interest, at varying rates from 4.6% to 6.6%, is payable semi-annually. At June 30, 1998 and December 31, 1997, Bagcraft had outstanding borrowings of $4,900,000 under this loan agreement.

         A  $5,000,000   subordinated   promissory   note  payable  as  follows:
         $2,425,000  due  June  30,  1998;  and  $2,425,000  due  in  1999.  The
         subordinated promissory note is non-interest bearing, subject to certain repayment provisions as defined in the agreement (as amended). At June 30, 1998 and December 31, 1997, Bagcraft had outstanding borrowings of $2,425,000 and $4,850,000, respectively, under this loan agreement.

         Two separate $250,000 subordinated promissory notes payable in varying installments through January 20, 2025. The subordinated promissory notes are non-interest bearing, subject to certain repayment provisions as defined in the agreement. At June 30, 1998 and December 31, 1997, Bagcraft had outstanding borrowings of $212,000 and $218,000, respectively, under this loan agreement.


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

         Investment in COMFORCE Corporation

ARTRA, along with its wholly owned Fill-Mor subsidiary, owns a significant minority interest in COMFORCE Corporation ("COMFORCE"), consisting of 1,525,000 shares or approximately 10% of the outstanding common stock of COMFORCE as of June 30, 1998 with an aggregate value as of that date of $14,588,000.

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

In January 1996, the Company's Board of Directors approved the sale of 200,000 of ARTRA's COMFORCE common shares to certain officers, directors and key employees of ARTRA for non-interest bearing notes totaling $400,000. The notes are collateralized by the related COMFORCE common shares. Additionally, the noteholders have the right to put their COMFORCE shares back to ARTRA in full payment of the balance of their notes. Based upon the preceding factors, the Company had concluded that, for reporting purposes, it had effectively sold options to certain officers, directors and key employees to acquire 200,000 of ARTRA's COMFORCE common shares. Accordingly, in January 1996 these 200,000 COMFORCE common shares were removed from the Company's portfolio of "Available-for-sale securities" and were classified in the Company's condensed consolidated balance sheet as other receivables with an aggregate value of $400,000, based upon the value of proceeds to be received upon future exercise of the options. The disposition of these 200,000 COMFORCE common shares resulted in a gain that was deferred and will not be recognized in the Company's financial statements until the options to purchase these 200,000 COMFORCE common shares are exercised. During the first quarter of 1998, options to acquire 14,000 of these COMFORCE common shares were exercised resulting in a realized gain of $53,000. During the fourth quarter of 1997, options to acquire 59,500 of these COMFORCE common shares were exercised resulting in a realized gain of $225,000. At June 30, 1998, options to acquire 55,750 COMFORCE common shares remained unexercised and were classified in the Company's condensed consolidated balance sheet as other receivables with an aggregate value of $111,000, based upon the value of proceeds to be received upon future exercise of the options.

In March 1997, a lender received 25,000 COMFORCE common shares held by ARTRA as additional consideration for a short-term loan. The disposition of these 25,000 COMFORCE common shares resulted in a realized gain of $213,000, with cost determined by average cost.

         Litigation

The Company and its subsidiaries are the defendants in various business-related litigation and environmental matters. See Note 10 to the Company's condensed consolidated financial statements. At June 30, 1998 and December 31, 1997, the Company had accrued current liabilities of $1,600,000 and $1,800,000, respectively, for potential business-related litigation and environmental liabilities. While these litigation and environmental matters involve wide ranges of potential liability, management does not believe the outcome of these matters will have a material adverse effect on the Company's financial statements. However, ARTRA may not have available funds to pay liabilities arising out of these business-related litigation and environmental matters or, in certain instances, to provide for its legal defense. ARTRA could suffer severe adverse consequences in the event of an unfavorable judgment in any of these matters.


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


Recently Issued Accounting Pronouncements

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income to present a measure of all changes in equity that result from renegotiated transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes net income. Required changes are reported in the condensed consolidated statement of operations.

During 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". In February 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 132 "Employers' Disclosures about Pensions and other Postretirement Benefits. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. This standard requires that management identify operating segments based on the way that management desegregates the entity for making internal operating decisions. SFAS No. 132 standardizes the disclosure requirements for pension and other postretirement benefits.

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

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings
         -----------------

         The information required by Part II, Item 1 of Form 10-Q is hereby incorporated by reference to Note 10 to the Company's condensed consolidated financial statements for the quarter ended June 30, 1998 included in Part I, Item 1 of this Form 10-Q.


Item 6.  Exhibits and Reports On Form 8-K
         --------------------------------


         (a)       Exhibits:

                   None.


         (b)       Reports on Form 8-K:

                   None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.






                                             ARTRA GROUP INCORPORATED
                                                   Registrant







Dated:  August 7, 1998                         /s/ JAMES D. DOERING
----------------------               ------------------------------------------
                                     Vice President and Chief Financial Officer