Form 10-Q
period 1998-09-30
ARTRA GROUP INC
filed 1998-11-02
CIK 200243

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

                                 Yes X      No
                                    ---       ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                           Outstanding at October 30, 1998
   -------------------------------              -------------------------------
   Common stock, without par value                        7,863,778

                            ARTRA GROUP INCORPORATED

                                      INDEX





                                                                     Page
                                                                    Number
                                                                    ------


PART I            FINANCIAL INFORMATION

  Item 1.    Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets
               September 30, 1998 and December 31, 1997                 2

             Condensed Consolidated Statements of Operations
                Three Months and Nine Months Ended
                September 30, 1998 and September 25, 1997               4


             Condensed Consolidated Statement of Changes
                in Shareholders' Equity (Deficit)
                Nine Months Ended September 30, 1998                    5

             Condensed Consolidated Statements of Cash Flows
                Nine Months Ended September 30, 1998
                and September 25, 1997                                  6


                Notes to Condensed Consolidated Financial Statements    7



  Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations          22




PART II      OTHER INFORMATION

  Item 1.    Legal Proceedings                                         33

  Item 6.    Exhibits and Reports on Form 8-K                          33




SIGNATURES                                                             34

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Unaudited in thousands, except share data)


                                                    September 30,   December 31,
                                                        1998             1997
                                                    ------------    ------------

                         ASSETS
Current assets:
   Cash and equivalents                                    $160          $5,991
   Receivables, less allowance
      for doubtful accounts of
      $276 in 1998 and $275 in 1997                      10,137          10,004
   Inventories                                           16,751          15,749
   Available-for-sale securities                          8,581          12,013
   Other                                                    857             774
                                                    ------------    ------------
               Total current assets                      36,486          44,531
                                                    ------------    ------------


Property, plant and equipment                            51,059          49,491
Less accumulated depreciation and amortization           26,275          24,397
                                                    ------------    ------------
                                                         24,784          25,094
                                                    ------------    ------------

Other assets:
   Excess of cost over net assets acquired,
      net of accumulated amortization of $2,617
      in 1998 and $2,388 in 1997                          2,548           2,729
   Other                                                     83             852
                                                    ------------    ------------
                                                          2,631           3,581
                                                    ------------    ------------
                                                        $63,901         $73,206
                                                    ============    ============



The accompanying notes are an integral part of the condensed consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Unaudited in thousands, except share data)


                                                 September 30,    December 31,
                                                       1998           1997
                                                 -------------    ------------

          LIABILITIES
Current liabilities:
   Notes payable, including amounts
        due to related parties of
        $2,703 in 1998 and $2,000 in 1997             $15,333         $10,726
   Current maturities of long-term debt                 4,462           4,462
   Accounts payable                                     7,162           5,841
   Accrued expenses                                     9,317          11,658
   Income taxes                                           207             324
   Redeemable preferred stock                           4,481          11,955
                                                 -------------    ------------
               Total current liabilities               40,962          44,966
                                                 -------------    ------------

Long-term debt                                         44,409          50,619
Other noncurrent liabilities                            4,670           4,675
Commitments and contingencies                             -              -

Redeemable preferred stock                              4,922           9,110


          SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, no par value;
   authorized 20,000,000 shares;
   issued 8,302,110 shares in 1998
   and 8,297,810 shares in 1997                         6,227           6,223
Additional paid-in capital                             42,734          42,721
Unrealized appreciation of investments                 11,301          14,733
Receivable from related party,
   including accrued interest                             -           (12,621)
Accumulated deficit                                   (89,699)        (87,113)
                                                 -------------    ------------
                                                      (29,437)        (36,057)
Less treasury stock,
   438,332 shares in 1998
  and 80,612 shares in 1997                             1,625             107
                                                 -------------    ------------
                                                      (31,062)        (36,164)
                                                 -------------    ------------
                                                      $63,901         $73,206
                                                 =============    ============



The accompanying notes are an integral part of the condensed consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited in thousands, except per share data)


                                                                    Three Months Ended                Nine Months Ended
                                                              ----------------------------------------------------------------
                                                              September 30,   September 25,     September 30,    September 25,
                                                                   1998            1997               1998            1997
                                                              -------------   -------------     -------------    -------------
Net sales                                                          $31,452         $32,325           $94,717          $92,599
                                                              -------------   -------------     -------------    -------------

Costs and expenses:
   Cost of goods sold,
     exclusive of depreciation and amortization                     25,418          26,385            77,212           74,498
   Selling, general and administrative                               3,640           4,173            11,644           12,205
   Depreciation and amortization                                       778           1,110             2,319            3,262
                                                              -------------   -------------     -------------    -------------
                                                                    29,836          31,668            91,175           89,965
                                                              -------------   -------------     -------------    -------------

Operating earnings                                                   1,616             657             3,542            2,634
                                                              -------------   -------------     -------------    -------------

Other income (expense):
   Interest expense                                                 (1,578)         (2,531)           (5,094)          (6,674)
   Amortization of debt discount                                      (164)           (675)             (493)          (2,026)
   Realized gain on disposal of
     available-for-sale securities                                       -             115               320              370
   Other income (expense), net                                          50              63               (90)             241
                                                              -------------   -------------     -------------    -------------
                                                                    (1,692)         (3,028)           (5,357)          (8,089)
                                                              -------------   -------------     -------------    -------------

Loss before income taxes and minority interest                         (76)         (2,371)           (1,815)          (5,455)
(Provision) credit for income taxes                                     (2)            194               (46)             153
Minority interest                                                     (111)            (52)             (411)            (769)
                                                              -------------   -------------     -------------    -------------
Net loss                                                              (189)         (2,229)           (2,272)          (6,071)
Dividends applicable to
  redeemable preferred stock                                           (95)           (178)             (314)            (514)
Reduction of retained earnings
  applicable to redeemable common stock                               (102)                -            (298)
                                                              -------------   -------------     -------------    -------------
Loss applicable to common shares                                      (284)         (2,509)           (2,586)          (6,883)
Other comprehensive income (loss):
   Net unrealized appreciation (depreciation)
     of investments                                                 (6,007)          2,385            (3,432)          (9,795)
                                                              -------------   -------------     -------------    -------------
Comprehensive loss                                                  (6,291)           (124)           (6,018)         (16,678)
                                                              =============   =============     =============    =============


Per share loss applicable to common shares:
    Basic                                                           ($0.04)         ($0.31)           ($0.33)          ($0.87)
                                                              =============   =============     =============    =============

    Diluted                                                         ($0.04)         ($0.31)           ($0.33)          ($0.87)
                                                              =============   =============     =============    =============


Weighted average number of shares
  of common stock outstanding:
    Basic                                                            7,864           7,921             7,899            7,882
                                                              =============   =============     =============    =============

    Diluted                                                          7,864           7,921             7,899            7,882
                                                              =============   =============     =============    =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                   (Unaudited in thousands, except share data)



                                                                                                                            Total
                                                                 Receivable Accumulated                                     Share-
                                       Common Stock   Additional    From       Other                      Treasury Stock    Holders'
                                    ------------------- Paid-in    Related  Comprehensive Accumulated   -----------------   Equity
                                      Shares   Dollars  Capital     Party      Income      (Deficit)    Shares    Dollars  (Deficit)
                                    ---------- -------  -------- ---------- ------------- ------------  -------- -------- ----------

Balance at December 31, 1997        8,297,810  $6,223   $42,721   ($12,621)      $14,733     ($87,113)   80,612    ($107) ($36,164)
                                                                                                                           --------

Comprehensive income (loss):
   Net loss                                 -       -                    -             -       (2,272)        -        -    (2,272)
   Net increase in unrealized
    appreciation of investments             -       -         -          -        (3,432)           -         -        -     3,432
   Redeemable preferred
    stock dividends                         -       -         -          -             -         (314)        -        -      (314)
                                                                                                                           --------
     Comprehensive income (loss)                                                                                            (6,018)
                                                                                                                           --------

Other changes in
 shareholders' equity:
   Repurchase of common stock
    previously  issued
     to pay down short-term notes           -       -         -          -             -            -   357,720   (1,518)   (1,518)
   Net decrease in
    receivable from
    related party,
    including accrued interest              -       -         -     12,621             -            -         -       -     12,621
   Exercise of stock options            4,300       4        13          -             -            -         -       -         17
                                                                                                                           --------
     Other changes in
      shareholders' equity                                                                                                  11,120
                                                                                                                           --------

                                    ---------- -------  --------  ---------     ---------   ----------  -------- --------  --------
Balance at September 30, 1998       8,302,110  $6,227   $42,734   $      -       $11,301     ($89,699)  438,332  ($1,625) ($31,062)
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

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited in thousands)



                                                                         Nine Months Ended
                                                                    ----------------------------
                                                                    September 30,  September 25,
                                                                          1998         1997
                                                                       ---------    ---------
Net cash flows from operating activities                               $   1,015    $     932
                                                                       ---------    ---------

Cash flows from investing activities:
   Additions to property, plant and equipment                             (1,951)      (2,192)
   Acquisition of AB Specialty, net of deposit                              --         (1,131)
   Increase in receivable from related party                                --         (8,365)
   Proceeds from sale of COMFORCE common stock                               170          125
                                                                       ---------    ---------
Net cash flows used by investing activities                               (1,781)     (11,563)
                                                                       ---------    ---------

Cash flows from financing activities:
   Net decrease in short-term debt                                          (118)        (409)
   Proceeds from long-term borrowings                                    105,839      111,581
   Reduction of long-term debt                                          (107,817)     (98,463)
   Repurchase of common stock previously issued
      to pay down short-term notes                                        (1,518)        --
   Redemption of detachable put warrants                                  (1,420)      (1,600)
   Proceeds from exercise of stock options and warrants                       17          178
   Purchase of redeemable preferred stock                                   --           (426)
   Other                                                                     (48)        (110)
                                                                       ---------    ---------
Net cash flows from (used by) financing activities                        (5,065)      10,751
                                                                       ---------    ---------

Increase (decrease) in cash and cash equivalents                          (5,831)         120
Cash and equivalents, beginning of period                                  5,991          171
                                                                       ---------    ---------
Cash and equivalents, end of period                                    $     160    $     291
                                                                       =========    =========



Supplemental cash flow information:
 Cash paid during the period for:
  Interest                                                             $   4,714    $   5,679
  Income taxes paid, net                                                     189          177


Supplemental schedule of noncash investing
  and financing activities:
    ARTRA/BCA redeemable preferred stock
       received as payment of
       Peter Harvey advances                                              12,787         --
    Issue common stock to pay down liabilities                              --            421
    Issue common stock to pay
      redeemable common stock put obligation                                --            679




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

As discussed in Note 2, effective August 26, 1998, ARTRA and its wholly-owned subsidiary BCA Holdings, Inc. ("BCA"), entered into an agreement to sell the business assets, subject to the buyer's assumption of certain liabilities, of BCA's wholly-owned Bagcraft subsidiary. Consummation of the transaction is subject to certain conditions, including approval of ARTRA's shareholders, regulatory approval and buyer obtaining satisfactory financing.

These condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the Company's annual report on Form 10-K. In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position as of September 30, 1998, and the results of operations and changes in cash flows for the nine month periods ended September 30, 1998 and September 25, 1997. The Company's annual report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying consolidated financial statements. The condensed consolidated balance sheet as of December 31, 1997 was derived from the audited consolidated financial statements in the Company's annual report on Form 10-K.

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







                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



2.       PROPOSED SALE OF BAGCRAFT ASSETS

Effective August 26, 1998,  ARTRA and its wholly-owned  subsidiary BCA Holdings,
Inc.  ("BCA"),  entered  into an  agreement,  as amended,  to sell the  business assets,  subject to the  buyer's  assumption  of certain  liabilities,  of BCA's wholly-owned Bagcraft subsidiary. Upon consummation of the transaction ARTRA and
BCA will receive gross cash proceeds of $84,000,000  for the net business assets of Bagcraft and an additional $5,000,000 in cash proceeds as consideration for a
Non-Competition  Agreement.  A substantial portion of the cash proceeds received will be used to retire or otherwise  settle certain  Bagcraft debt  obligations, including,  but not limited to Bagcraft's  credit agreement as discussed in Note
7. The Company  anticipates  the net proceeds from the sale  available to ARTRA, after the disposition of certain Bagcraft  obligations  noted above will be used to reduce ARTRA debt  obligations  and to acquire or participate in new business opportunities. Consummation of the transaction is subject to certain conditions, including  approval of ARTRA's  shareholders at its Annual Meeting to be held on
November  16,  1998,  regulatory  approval  and  buyer  obtaining   satisfactory
financing.


3.       CONCENTRATION OF RISK

The accounts receivable of the Company's Bagcraft subsidiary at September 30, 1998 consist primarily of amounts due from companies in the food industry. As a result, the collectibility of these receivables is dependent, to an extent, upon the economic condition and financial stability of the food industry. Credit risk is minimized as a result of the large number and diverse nature of Bagcraft's customer base. Bagcraft's major customers include some of the largest companies in the food industry. At September 30, 1998, Bagcraft had 10 customers with accounts receivable balances that aggregated approximately 43% of the Company's total trade accounts receivable. In fiscal year 1997 no single customer accounted for 10% or more of Bagcraft's sales.


4.       INVENTORIES

Inventories  (in thousands) consist of:

                                              September 30,    December 31,
                                                   1998           1997
                                                 -------         -------


          Raw materials and supplies             $ 6,217         $ 5,901
          Work in process                            501             274
          Finished goods                          10,033           9,574
                                                 -------         -------
                                                 $16,751         $15,749
                                                 =======         =======


5.       INVESTMENT IN COMFORCE CORPORATION

At September 30, 1998 ARTRA's investment in COMFORCE  Corporation  ("COMFORCE"),
1,525,500 shares,  currently a common stock ownership  interest of approximately
10%, was classified in the Company's condensed consolidated balance sheet in current assets as "Available-for-sale securities." At September 30, 1998 the gross unrealized gain relating to ARTRA's investment in COMFORCE, reflected as a separate component of shareholders' equity, was $11,301,000.

In January 1996, the Company's Board of Directors approved the sale of 200,000 of ARTRA's COMFORCE common shares to certain officers, directors and key employees of ARTRA for non-interest bearing notes totaling $400,000. The






                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



notes are  collateralized  by the related COMFORCE common shares.  Additionally, the  noteholders  have the right to put their  COMFORCE  shares back to ARTRA in full payment of the balance of their notes.  Based upon the  preceding  factors, the Company had concluded that, for reporting purposes,  it had effectively sold options to certain  officers,  directors and key employees to acquire 200,000 of
ARTRA's  COMFORCE  common  shares.  Accordingly,  in January 1996 these  200,000
COMFORCE   common   shares  were  removed  from  the   Company's   portfolio  of
"Available-for-sale  securities" and were classified in the Company's  condensed consolidated  balance  sheet as other  receivables  with an  aggregate  value of
$400,000,  based upon the value of proceeds to be received upon future  exercise of the options. The disposition of these 200,000 COMFORCE common shares resulted in a gain  that  was  deferred  and  will  not be  recognized  in the  Company's financial statements until the options to purchase these 200,000 COMFORCE common shares are  exercised.  During the three months ended June 30, 1998,  options to acquire  70,750 of these COMFORCE  common shares were  exercised  resulting in a realized gain of $267,000. During the three months ended March 31, 1998, options to acquire 14,000 of these COMFORCE common shares were exercised  resulting in a realized gain of $53,000.  During the fourth quarter of 1997, options to acquire
59,500 of these COMFORCE  common shares were  exercised  resulting in a realized gain of $225,000.  At September  30, 1998,  options to acquire  55,750  COMFORCE common  shares  remained  unexercised  and  were  classified  in  the  Company's condensed  consolidated  balance  sheet as other  receivables  with an aggregate value of $112,000,  based upon the value of proceeds to be received  upon future exercise of the options.

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

At September 30, 1998, 1,450,000 shares of COMFORCE common stock owned by the Company and its Fill-Mor subsidiary have been pledged as collateral for various debt obligations and 75,500 shares of COMFORCE common stock owned by the Company and its Fill-Mor subsidiary remain unencumbered.


6.       NOTES PAYABLE

Notes payable (in thousands) consist of:

                                                   September 30,   December 31,
                                                       1998          1997
                                                     --------      --------

     ARTRA  12% promissory notes -
        1998 private placements                      $  5,975          --

     ARTRA  12% promissory notes -
        1997 private placements                         5,375      $ 12,850

     Amounts due to related parties,
        interest at 8.5% to 10%                         2,703         2,000

     Other, interest from 10% to 15%                    1,280           601
                                                     --------      --------
                                                       15,333        15,451
     Less ARTRA 12% promissory notes
        refinanced in January 1998                       --          (4,725)
                                                     --------      --------
                                                     $ 15,333      $ 10,726
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

In July 1997, ARTRA completed private placements of $7,475,000 of 12% promissory notes due in January 1998. As additional consideration the noteholders received warrants to purchase an aggregate of 199,311 ARTRA common shares at a price of $3.75 per share. The warrants expire in August 1999. The warrantholders have the right to put these warrants back to ARTRA at any time during a period commencing in January 1998 and ending in August 1999, at a price of $3.00 per share. The cost of this obligation ($598,000 if all warrants are put back to the Company) was amortized in the Company's financial statements as a charge to interest expense over the period July 1997 (the date of the private placement) through January 1998 (the scheduled maturity date of the notes). The proceeds from the July 1997 private placement were advanced to Peter R. Harvey as discussed in
Note 12. The July 1997 private placement notes were repaid and/or refinanced principally with proceeds of the 1998 private placement of 12% notes payable in January 1999. Private placement notes in the principal amount of $4,725,000, refinanced by the January 1998 private placement notes, classified as long-term debt at December 31, 1997 have been reclassified to current notes payable in the Company's condensed consolidated balance sheet at September 30, 1998.

The January 1998 and December 1997 private placement notes are collateralized by 900,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary and by ARTRA's interest in all of the common stock of BCA (the parent of Bagcraft).


         Amounts Due To Related Parties

At September 30, 1998, ARTRA had outstanding advances from its president,  Peter
R. Harvey totaling $203,000. The advances bear interest at 8.5%. For a discussion of other transactions with Mr. Harvey see Note 12.






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

In April 1998, the $2,000,000 in outstanding  borrowings from the above director was extended by a new note, currently due on demand, bearing interest at 10%. As additional  compensation,  the  director  received a warrant to purchase  50,000
ARTRA common shares at a price of $3.25 per share.

In August 1998,  ARTRA  borrowed an additional  $500,000 from the above director evidenced  by a note,  due  December  20,  1998,  bearing  interest  at 15%.  As additional  compensation,  the  director  received a warrant to purchase  20,000
ARTRA common shares at a price of $3.94 per share.

The borrowings from this director are collaterallized by a secondary interest in all of the common stock of BCA (the parent of Bagcraft).


         Other

At September 30, 1998 and December 31, 1997, ARTRA also had outstanding short-term borrowings from other unrelated parties aggregating $251,000 and $601,000, with interest rates varying between 10% and 12%.





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


7.       LONG-TERM DEBT

Long-term debt (in thousands) consists of:


                                                    September 30,  December 31,
                                                         1998        1997
                                                       --------    --------

  Bagcraft:
    Credit Agreement:
      Term Loan A,
        interest at the lender's
        index rate plus .25%                           $ 19,100    $ 20,000

      Term Loan B,
        interest at the lender's
        index rate plus .75%                              4,962       5,000

      Term Loan C,
        interest at the lender's
        index rate plus 1%                                7,444       7,500

      Revolving credit loan,
        interest at the lender's index rate              11,463       9,313

      Unamortized discount                                 (932)     (1,425)

    City of Baxter Springs, Kansas loan agreements,
        interest at varying rates                         6,834       9,968
                                                       --------    --------
                                                         48,871      50,356
  ARTRA 12% promissory notes
    refinanced in January 1998                             --         4,725
                                                       --------    --------
                                                         48,871      55,081
    Current scheduled maturities                         (4,462)     (4,462)
                                                       --------    --------
                                                       $ 44,409    $ 50,619
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






                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



The amount available to Bagcraft under the revolving credit loan is subject to a borrowing base, as defined in the Credit Agreement, up to a maximum of $18,000,000. At September 30, 1998 and December 31, 1997, approximately
$7,150,000 and $4,400,000, respectively, was available and unused by Bagcraft under the revolving credit loan. Borrowings under the revolving credit loan are payable upon maturity of the Credit Agreement, unless accelerated under terms of the Credit Agreement. At September 30, 1998 and December 31, 1997, the interest rate on the revolving credit loan was 8.5%.

Borrowings under the Credit Agreement are collateralized by the common stock and substantially all of the assets of Bagcraft. The Credit Agreement, as amended, contains various restrictive covenants, that among other restrictions, require
Bagcraft to maintain minimum levels of tangible net worth and liquidity levels, and limit future capital expenditures and restricts additional loans, dividend payments and payments to related parties. In addition, the Credit Agreement prohibits changes in ownership of Bagcraft. At September 30, 1998 Bagcraft was in compliance with the provisions of its Credit Agreement.

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

         Term Loan A - $1,200,000  in 1998;  $1,800,000  in 1999;  $5,500,000 in
                       2000 and 2001; and $6,000,000 in 2002.
         Term Loan B - $50,000 in 1998 - 2002; and $4,750,000 in 2003.
         Term Loan C - $75,000 in 1998 - 2003; and $7,050,000 in 2004.


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

         A $7,000,000 promissory note payable in ten installments of $700,000 due annually on July 21 of each year beginning in 1995 through maturity on July 21, 2004. Interest, at varying rates from 4.6% to 6.6%, is payable semi-annually. At September 30, 1998 and December 31, 1997,
         Bagcraft had outstanding borrowings of $4,200,000 and $4,900,000, respectively, under this loan agreement.

         A  $5,000,000   subordinated   promissory   note  payable  as  follows:
         $2,425,000  due  June  30,  1998;  and  $2,425,000  due  in  1999.  The
         subordinated  promissory  note  is  non-interest  bearing,  subject  to certain repayment  provisions as defined in the agreement (as amended).
         At September 30, 1998 and December 31, 1997,  Bagcraft had  outstanding borrowings of $2,425,000 and $4,850,000,  respectively, under this loan agreement.

         Two separate $250,000 subordinated promissory notes payable in varying installments through January 20, 2025. The subordinated promissory notes are non-interest bearing, subject to certain repayment provisions as defined in the agreement. At September 30, 1998 and December 31, 1997, Bagcraft had outstanding borrowings of $209,000 and $218,000, respectively, under this loan agreement.


Borrowings under the above loan agreements are collateralized by a first lien on the land and building at the Baxter Springs, Kansas production facility and by a second lien on certain machinery and equipment. Under certain circumstances, repayment of the borrowings under the above loan agreements is subordinated to the repayment of obligations under Bagcraft's Credit Agreement.


         ARTRA

As discussed in Note 6, $7,475,000 of ARTRA 12% promissory  notes due in January
1998 were repaid and/or refinanced principally with proceeds of a 1998 private placement of 12% notes payable in January 1999. Private placement notes in the principal amount of $4,725,000, refinanced by the January 1998 private placement notes and classified as long-term debt at December 31, 1997, have been reclassified to current notes payable in the Company's condensed consolidated balance sheet at September 30, 1998.






















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


8.       REDEEMABLE PREFERRED STOCK

         Redeemable preferred stock (in thousands) consists of:
                                                                     September 30,  December 31,
                                                                           1998          1997
                                                                         -------       -------
     Currently payable:
         Bagcraft redeemable preferred stock originally issued
           to a related party, $.01 par value, 13.5% cumulative;
           including accumulated dividends; redeemable on demand
           with a liquidation preference equal to $100 per share;
           issued 8,650 shares                                           $ 2,212       $ 2,124

         BCA Holdings preferred stock, Series B,
           $1.00 par value, 6% cumulative,
           including accumulated dividends;
           redeemable on demand with a liquidation preference
           of $1,000 per share; issued and outstanding
           1,675.79 shares in 1998 and 7,847.79 shares in 1997             2,269         9,831
                                                                         -------       -------
                                                                         $ 4,481       $11,955
                                                                         =======       =======

     Noncurrent:
         ARTRA redeemable preferred stock, Series A,
           $1,000 par value, 6% cumulative payment-in-kind,
           including accumulated dividends,  net of
           unamortized discount of $290 in 1998 and 859 in 1997;
           redeemable March 1, 2000 at $1,000 per share
           plus accrued dividends;
           authorized 2,000,000 shares all series;
           issued and outstanding 1,849.34 shares in
           1998 and 3,583.62 shares in 1997                              $ 2,761       $ 4,799



         BCA Holdings preferred stock, Series A,
           $1.00 par  value, 6% cumulative,
           including accumulated dividends;
           liquidation preference of $1,000 per share;
           10,000 shares authorized; issued and outstanding
           1,672.15 shares in 1998 and 3,456.18 shares in 1997             2,161         4,311
                                                                         -------       -------
                                                                         $ 4,922       $ 9,110
                                                                         =======       =======


In March 1990, as partial consideration for the acquisition of Bagcraft, ARTRA issued 3,750 shares of $1,000 par value junior non-convertible payment-in-kind redeemable Series A Preferred Stock with an estimated fair value of $1,012,000, net of unamortized discount of $2,738,000.

As discussed in Note 12, effective January 31, 1998, Peter R. Harvey exchanged 1,734.28 shares of ARTRA Series A redeemable preferred stock as partial consideration to retire advances from ARTRA totaling $12,787,000.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



The Series A Preferred Stock accrues dividends at the rate of 6% per annum and is redeemable by ARTRA on March 1, 2000 at a price of $1,000 per share plus accrued dividends. Accumulated dividends of $1,202,000 and $2,074,000 were accrued at September 30, 1998 and December 31, 1997, respectively.


         Bagcraft/BCA Holdings

During 1992 and 1993, in exchange for cash consideration of $3,675,000, a former related party received 3,675 shares of BCA Series A preferred stock having a liquidation value of $3,675,000. Accumulated dividends of $489,000 and $854,000 were accrued at September 30, 1998 and December 31, 1997, respectively.

In 1987, Bagcraft issued to a former related $5,000,000 of preferred stock (50,000 shares of 13.5% cumulative, redeemable preferred stock with a liquidation preference equal to $100 per share) redeemable by Bagcraft in 1997 at a price of $100 per share plus accrued dividends. Dividends, which accrue and are payable semiannually on June 1 and December 1 of each year, are reflected in the Company's consolidated statement of operations as minority interest. The holder has agreed to forego dividend payments as long as such payments are prohibited by Bagcraft's lenders. Accumulated dividends of $1,318,000 and $1,259,000 were accrued at September 30, 1998 and December 31, 1997, respectively. The Bagcraft preferred stock was originally scheduled to be redeemable on June 1, 1997 and is currently redeemable on demand.

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

The BCA Series B preferred stock was originally scheduled to be redeemable on June 1, 1997 and is currently redeemable on demand. Accumulated dividends of $593,000 and $1,984,000 were accrued at September 30, 1998 and December 31, 1997, respectively.

As discussed in Note 12, effective January 31, 1998, Peter R. Harvey exchanged 1,784.03 shares of BCA Series A redeemable preferred stock and 6,172.00 shares of BCA Series B redeemable preferred stock as partial consideration to retire advances from ARTRA totaling $12,787,000.


9.       INCOME TAXES

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

Earnings (loss) per share for the nine months ended September 30, 1998 and September 25, 1997 was computed as follows (in thousands, except per share amounts):

                                                                       Nine Months Ended       Nine Months Ended
                                                                       September 30, 1998     September 25, 1997
                                                                      --------------------    -------------------
                                                                        Basic     Diluted      Basic     Diluted
                                                                      --------    --------    -------    -------

AVERAGE  SHARES OUTSTANDING:
     Weighted average shares outstanding                                 7,899       7,899      7,882      7,882
     Common stock equivalents  (options/warrants)                         --          --         --         --
                                                                      --------    --------    -------    -------
     Weighted average number of shares and  equivalent
       shares of common stock outstanding during the period              7,899       7,899      7,882      7,882
                                                                      ========    ========    =======    =======

EARNINGS (LOSS):
     Net  loss                                                        $ (2,272)   $ (2,272)   $(6,071)   $(6,071)
     Dividends applicable to redeemable preferred stock                   (314)       (314)      (514)      (514)
     Redeemable common stock accretion                                    --          --         (298)      (298)
                                                                      --------    --------    -------    -------
     Loss applicable to common shareholders                           $ (2,586)   $ (2,586)   $(6,883)   $(6,883)
                                                                      ========    ========    =======    =======

PER SHARE AMOUNTS:
     Net loss applicable to common shares                             $   (.33)   $   (.33)   $  (.87)   $  (.87)
                                                                      ========    ========    =======    =======

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



11.      LITIGATION

The Company and its subsidiaries are the defendants in various business-related litigation and environmental matters. At September 30, 1998 and December 31, 1997, the Company had accrued current liabilities of $1,600,000 and $1,800,000, respectively, for potential business-related litigation and environmental liabilities. While these litigation and environmental matters involve wide ranges of potential liability, management does not believe the outcome of these matters will have a material adverse effect on the Company's financial statements. However, ARTRA may not have available funds to pay liabilities arising out of these business-related litigation and environmental matters or, in certain instances, to provide for its legal defense. ARTRA could suffer severe adverse consequences in the event of an unfavorable judgment in any of these matters.

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


12.      RELATED PARTY TRANSACTIONS

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
                                                                 =============


Commencing in April 1998 Mr. Harvey made advances to ARTRA of which $203,000 was outstanding at September 30, 1998. The advances bear interest at 8.5%. For a discussion of Mr. Harvey's advances and certain other related party debt obligations see Note 6.

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

The following table presents, as a percentage of net sales, operating expenses and other income (expense) included the Company's earnings (loss) before extraordinary credit for the three and nine month periods ended September 30, 1998 and September 25, 1997.

                                                      Three Months Ended   Nine Months Ended
                                                      ------------------   -----------------
                                                      Sept. 30, Sept. 25,  Sept. 30, Sept.25,
                                                         1998     1997        1998     1997
                                                        -----    -----       -----    -----

 Net sales                                              100.0%   100.0%      100.0%   100.0%
                                                        -----    -----       -----    -----

 Costs and expenses:
    Cost of goods sold,
      exclusive of depreciation and amortization         80.8%    81.6%       81.5%    80.5%
    Selling, general and administrative                  11.6%    12.9%       12.3%    13.2%
    Depreciation and amortization
                                                          2.5%     3.4%        2.4%     3.5%
                                                        -----    -----       -----    -----
                                                         94.9%    97.9%       96.2%    97.2%
                                                        -----    -----       -----    -----

 Operating earnings                                       5.1%     2.1%        3.8%     2.8%
                                                        -----    -----       -----    -----

 Other income (expense):
    Interest expense                                     -5.0%    -7.8%       -5.4%    -7.2%
    Amortization of debt discount                         -.5%    -2.1%        -.5%    -2.2%
    Realized gain on disposal of
      available-for-sale securities                        -        .4%         .3%      .4%
    Other income (expense), net                            .2%      .2%        -.1%      .3%
                                                        -----    -----       -----    -----
                                                         -5.3%    -9.3%       -5.7%     8.7%
                                                        -----    -----       -----    -----

 Loss before income taxes and minority interest           -.2%    -7.2%       -1.9%    -5.9%
 Provision for income taxes                                -        .6%         -        .2%
 Minority interest                                        -.4%     -.2%        -.4%     -.8%
                                                        -----    -----       -----    -----
Loss before extraordinary credit                          -.6%    -6.8%       -2.3%    -6.5%
                                                        =====    =====       =====    =====


Three Months Ended September 30, 1998 vs. Three Months Ended September 25, 1997

Net sales of $31,452,000 for the three months ended September 30, 1998 were $873,000, or 2.7%, lower than net sales for the three months ended September 25, 1997. Decreased 1998 microwave/international sales were partially offset by increased food service sales. The 1998 decrease in microwave/international sales was primarily attributable to a major customer's decision to self-manufacture these products. The 1998 increase in food service sales is attributable to a combination of new business and increased promotional activity.

The Company's cost of sales of $25,418,000 for the three months ended September 30, 1998 decreased $967,000 as compared to the three months ended September 25, 1997. Cost of sales for the three months ended September 30, 1998 was 80.8% of net sales compared to a cost of sales percentage of 81.6% for the three months ended September 25, 1997. The 1998 decrease in cost of sales is principally attributable to the decrease in sales volume. The 1998 decrease in cost of sales percentage is principally attributable to a more favorable sales mix.

Selling, general and administrative expenses were $3,640,000 for the three months ended September 30, 1998 as compared to $4,173,000 for the three months ended September 25, 1997. Selling, general and administrative expenses were 11.6% of net sales for the three months ended September 30, 1998 as compared to 12.9% of net sales for the three months September 25, 1997. The 1998 decrease in selling, general and administrative expenses is principally attributable to professional fees incurred in connection with certain 1997 litigation.

Depreciation and amortization expense was $778,000 for the three months ended September 30, 1998 as compared to $1,110,000 for the three months ended September 25, 1997. Depreciation and amortization expense was 2.5% of net sales for the three months ended September 25, 1997 as compared to 3.4% of net sales for the three months ended September 25, 1997. The 1998 decrease in depreciation and amortization is primarily attributable to the completion of the amortization period in 1997 of certain assets attributable to the 1990 acquisition of the Bagcraft subsidiary.

The Company had operating earnings in the three months ended September 30, 1998 of $1,616,000 as compared to operating earnings of $657,000 in the three months ended September 25, 1997. The 1998 increase in operating earnings is attributable to the decrease in selling, general and administrative expenses and depreciation and amortization expense as noted above.

Interest expense for the three months ended September 30, 1998 decreased $953,000 as compared to the three months September 25, 1997. The 1998 decrease is principally attributable to fees and related costs associated with certain 1997 debt facilities.

Amortization of debt discount was $164,000 for the three months ended September 30, 1998 as compared to $675,000 for the three months ended September 25, 1997. The 1998 decrease is attributable to the February 1998 amendment and restatement of Bagcraft's Credit Agreement.

No income tax benefit was recognized in connection with the Company's 1998 and 1997 pre-tax losses due to the Company's tax loss carryforwards and the uncertainty of future taxable income.


Nine Months Ended September 30, 1998 vs. Nine Months Ended September 25, 1997

Net sales of $94,717,000 for the nine months ended September 30, 1998 were $2,118,000, or 2.3%, higher than net sales for the nine months ended September 25, 1997. A 1998 increase in food service sales, due to a combination of new business and increased promotional activity, was partially offset by decreased microwave/international sales. The 1998 decrease in microwave/international sales was primarily attributable to a major customer's decision to self-manufacture these products.

The Company's cost of sales of $77,212,000 for the nine months ended September 30, 1998 increased $2,714,000 as compared to the nine months ended September 25, 1997. Cost of sales for the nine months ended September 30, 1998 was 81.5% of net sales compared to a cost of sales percentage of 80.5% for the nine months ended September 25, 1997. The 1998 increase in cost of sales is principally attributable to an increase in sales volume. The 1998 increase in cost of sales percentage is net sales competitive market conditions and certain 1998 plant consolidation costs.

Selling, general and administrative expenses were $11,644,000 for the nine months ended September 30, 1998 as compared to $12,205,000 for the nine months ended September 25, 1997. Selling, general and administrative expenses were 12.3% of net sales for the nine months ended September 30, 1998 as compared to 13.2% of net sales for the nine months September 25, 1997. The 1998 decrease in selling, general and administrative expenses is principally attributable to professional fees incurred in connection with certain 1997 litigation.

Depreciation and amortization expense was $2,319,000 for the nine months ended September 30, 1998 as compared to $3,262,000 for the nine months ended September 25, 1997. Depreciation and amortization expense was 2.4 % of net sales for the nine months ended September 25, 1997 as compared to 3.5% of net sales for the nine months ended September 25, 1997. The 1998 decrease in depreciation and amortization is primarily attributable to the completion of the amortization period in 1997 of certain assets attributable to the 1990 acquisition of the Bagcraft subsidiary.

The Company had operating earnings in the nine months ended September 30, 1998 of $3,542,000 as compared to operating earnings of $2,634,000 in the nine months ended September 25, 1997. The 1998 increase in operating earnings is attributable to the decrease in selling, general and administrative expenses and depreciation and amortization expense as noted above.

Interest expense for the nine months ended September 30, 1998 decreased $1,580,000 as compared to the nine months September 25, 1997. The 1998 decrease is principally attributable to fees and related costs associated with certain 1997 debt facilities.

Amortization of debt discount was $493,000 for the nine months ended September 30, 1998 as compared to $2,026,000 for the nine months ended September 25, 1997. The 1998 decrease is attributable to the February 1998 amendment and restatement of Bagcraft's Credit Agreement.

No income tax benefit was recognized in connection with the Company's 1998 and 1997 pre-tax losses due to the Company's tax loss carryforwards and the uncertainty of future taxable income.



Liquidity and Capital Resources

         Cash and Cash Equivalents and Working Capital

Cash and cash equivalents decreased $5,831,000 during the nine months ended September 30, 1998. The 1998 decrease in cash is principally attributable to a net decrease in long-term borrowings, the repurchase of common stock issued to pay down short-term notes and the redemption of detachable put options.

The Company's consolidated working capital deficiency increased $4,041,000 to $4,476,000 during the nine months ended September 25, 1997. The increase in working capital deficiency is principally attributable to unrealized depreciation of available-for-sale securities (COMFORCE common stock) .



         Status of Debt Agreements and Operating Plan

ARTRA Corporate

At September 30, 1998 the Company's corporate entity had outstanding short-term indebtedness of $15,333,000 as discussed below.

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

In July 1997, ARTRA completed private placements of $7,475,000 of 12% promissory notes due in January 1998. As additional consideration the noteholders received warrants to purchase an aggregate of 199,311 ARTRA common shares at a price of $3.75 per share. The warrants expire in August 1999. The warrantholders have the right to put these warrants back to ARTRA at any time during a period commencing in January 1998 and ending in August 1999, at a price of $3.00 per share. The cost of this obligation ($598,000 if all warrants are put back to the Company) was amortized in the Company's financial statements as a charge to interest expense over the period July 1997 (the date of the private placement) through January 1998 (the scheduled maturity date of the notes). The proceeds from the July 1997 private placement were advanced to Peter R. Harvey as discussed in
Note 12 to the condensed consolidated financial statements.

The July 1997 private placement notes were repaid and /or refinanced with proceeds of the January 1998 private placement of 12% notes and with proceeds from the litigation settlement discussed in Note 11 to the condensed consolidated financial statements.

The January 1998 and December 1997 private placement notes are collateralized by 900,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary and by ARTRA's interest in all of the common stock of BCA (the parent of Bagcraft).


         Amounts Due To Related Parties

At September 30, 1998, ARTRA had outstanding advances from its president,  Peter
R. Harvey totaling $203,000. The advances bear interest at 8.5%. For a description of other transactions with Mr. Harvey see discussion below.

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

In April 1998, the $2,000,000 in outstanding borrowings from the above director was extended by a new note, currently due on demand, bearing interest at 10%. As additional compensation, the director received a warrant to purchase 50,000 ARTRA common shares at a price of $3.25 per share.

In August 1998, ARTRA borrowed an additional $500,000 from the above director evidenced by a note, due December 20, 1998, bearing interest at 15%. As additional compensation, the director received a warrant to purchase 20,000 ARTRA common shares at a price of $3.94 per share.

The borrowings from this director are collaterallized by a secondary interest in all of the common stock of BCA (the parent of Bagcraft).


         Other

At September 30, 1998 and December 31, 1997, ARTRA also had outstanding short-term borrowings from other unrelated parties aggregating $251,000 and $601,000, with interest rates varying between 10 % and 12%.

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


         Advances to Peter R. Harvey

As discussed in Note 12 to the Company's condensed consolidated financial statements, ARTRA had total advances due from its president, Peter R. Harvey, of which $18,226,000 remained outstanding at December 31, 1997, before the offset of such advances as discussed below. A $7,500,000 July 1997 advance, as discussed below, provided for interest at 12%. The remaining advances of $10,726,000 at December 31, 1997 provided for interest at the prime rate plus 2% (10.5% at December 31, 1997). This receivable from Peter R. Harvey had been classified as a reduction of common shareholders' equity.

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

          Effective January 31, 1998, Mr. Harvey's remaining advances totaling $12,787,000 were paid with consideration consisting of certain ARTRA/BCA preferred stock held by Mr. Harvey as discussed in Note 12 to the condensed consolidated financial statements.


         Redeemable Preferred Stock

As discussed in Note 8 to the condensed consolidated financial statements, ARTRA, Bagcraft and Bagcraft's parent BCA have various redeemable preferred stock issues with an aggregate carrying value of $9,403,000 at September 30, 1998. Redeemable preferred stock issues with an aggregate carrying value of $4,481,000 at September 30, 1998 matured in 1997. The Bagcraft redeemable preferred stock, with a carrying value of $2,212,000 at September 30, 1998, was payable in June 1997. The BCA Series B redeemable preferred stock, with a carrying value of $2,269,000 at September 30, 1998, was also payable in June 1997. ARTRA does not have available funds to satisfy this obligation in its entirety. The Company is currently negotiating with the redeemable preferred shareholders to restructure or extend the maturity date of this obligation.

As discussed in Note 12 to the condensed consolidated financial statements and above, effective January 31, 1998, Peter R. Harvey exchanged certain ARTRA/BCA preferred stock to retire advances from ARTRA totaling $12,787,000.

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

As discussed in Note 2 to the condensed consolidated financial statements, effective August 26, 1998, ARTRA and its wholly-owned BCA subsidiary entered into an agreement, as amended, to sell the business assets, subject to the buyer's assumption of certain liabilities, of BCA's wholly-owned Bagcraft subsidiary. Upon consummation of the transaction ARTRA and BCA will receive gross cash proceeds of $84,000,000 for the net business assets of Bagcraft and an additional $5,000,000 in cash proceeds as consideration for a Non-Competition Agreement. A substantial portion of the cash proceeds received will be used to retire or otherwise settle certain Bagcraft debt obligations, including, but not limited to Bagcraft's credit agreement as discussed in Note 7 to the condensed consolidated financial statements. The Company anticipates the net proceeds from the sale available to ARTRA, after the disposition of certain Bagcraft obligations noted above will be used to reduce ARTRA debt obligations and to acquire or participate in new business opportunities. Consummation of the transaction is subject to certain conditions, including approval of ARTRA's shareholders at its Annual Meeting to be held on November 16, 1998, regulatory approval and buyer obtaining satisfactory financing.

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

The amount available to Bagcraft under the revolving credit loan is subject to a borrowing base, as defined in the Credit Agreement, up to a maximum of $18,000,000. At September 30, 1998 and December 31, 1997, approximately $7,150,000 and $4,400,000, respectively, was available and unused by Bagcraft under the revolving credit loan. Borrowings under the revolving credit loan are payable upon maturity of the Credit Agreement, unless accelerated under terms of the Credit Agreement. At September 30, 1998 and December 31, 1997, the interest rate on the revolving credit loan was 8.5%.

Borrowings under the Credit Agreement are collateralized by the common stock and substantially all of the assets of Bagcraft. The Credit Agreement, as amended, contains various restrictive covenants, that among other restrictions, require Bagcraft to maintain minimum levels of tangible net worth and liquidity levels, and limit future capital expenditures and restricts additional loans, dividend payments and payments to related parties. In addition, the Credit Agreement prohibits changes in ownership of Bagcraft. At September 30, 1998 Bagcraft was in compliance with the provisions of its Credit Agreement.

Effective May 5, 1997, the Credit Agreement was amended to provide for a $5,000,000 term loan (Term Loan B) with interest at the lender's index rate plus
 .75%. The proceeds of Term Loan B were advanced to ARTRA under terms of an intercompany note payable to Bagcraft. ARTRA used the proceeds of this loan to repay certain ARTRA debt obligations.

Effective July 17, 1997, the Credit Agreement was amended to provide for a $7,500,000 term loan (Term Loan C) with interest at the lender's index rate plus 1%. The proceeds of Term Loan C were advanced to ARTRA under terms of an intercompany note payable to.
ARTRA used the proceeds of this loan to repay certain ARTRA debt obligations.

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

         A $7,000,000 promissory note payable in ten installments of $700,000 due annually on July 21 of each year beginning in 1995 through maturity on July 21, 2004. Interest, at varying rates from 4.6% to 6.6%, is payable semi-annually. At September 30, 1998 and December 31, 1997, Bagcraft had outstanding borrowings of $4,200,000 and $4,900,000, respectively, under this loan agreement.

         A  $5,000,000   subordinated   promissory   note  payable  as  follows:
         $2,425,000  due  June  30,  1998;  and  $2,425,000  due  in  1999.  The
         subordinated promissory note is non-interest bearing, subject to certain repayment provisions as defined in the agreement (as amended). At September 30, 1998 and December 31, 1997, Bagcraft had outstanding borrowings of $2,425,000 and $4,850,000, respectively, under this loan agreement.

         Two separate $250,000 subordinated promissory notes payable in varying installments through January 20, 2025. The subordinated promissory notes are non-interest bearing, subject to certain repayment provisions as defined in the agreement. At September 30, 1998 and December 31, 1997, Bagcraft had outstanding borrowings of $209,000 and $218,000, respectively, under this loan agreement.

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


         Investment in COMFORCE Corporation

ARTRA, along with its wholly owned Fill-Mor subsidiary, owns a significant minority interest in COMFORCE Corporation ("COMFORCE"), consisting of 1,525,000 shares or approximately 10% of the outstanding common stock of COMFORCE as of September 30, 1998 with an aggregate value as of that date of $8,581,000.

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

The Company's operating plan for the remainder of fiscal year 1998 anticipates the sale of these marketable securities, with proceeds to be used principally to pay down Corporate debt obligations and fund working capital requirements.

In January 1996, the Company's Board of Directors approved the sale of 200,000 of ARTRA's COMFORCE common shares to certain officers, directors and key employees of ARTRA for non-interest bearing notes totaling $400,000. The notes are collateralized by the related COMFORCE common shares. Additionally, the noteholders have the right to put their COMFORCE shares back to ARTRA in full payment of the balance of their notes. Based upon the preceding factors, the Company had concluded that, for reporting purposes, it had effectively sold options to certain officers, directors and key employees to acquire 200,000 of ARTRA's COMFORCE common shares. Accordingly, in January 1996 these 200,000 COMFORCE common shares were removed from the Company's portfolio of "Available-for-sale securities" and were classified in the Company's condensed consolidated balance sheet as other receivables with an aggregate value of $400,000, based upon the value of proceeds to be received upon future exercise of the options. The disposition of these 200,000 COMFORCE common shares resulted in a gain that was deferred and will not be recognized in the Company's financial statements until the options to purchase these 200,000 COMFORCE common shares are exercised. During the three months ended June 30, 1998, options to acquire 70,750 of these COMFORCE common shares were exercised resulting in a realized gain of $267,000. During the three months ended March 31, 1998, options to acquire 14,000 of these COMFORCE common shares were exercised resulting in a realized gain of $53,000. At September 30, 1998, options to acquire 55,750 COMFORCE common shares remained unexercised and were classified in the Company's condensed consolidated balance sheet as other receivables with an aggregate value of $112,000, based upon the value of proceeds to be received upon future exercise of the options.

During the three months ended September 25, 1997, ARTRA sold 12,703 COMFORCE shares in the market for proceeds of approximately $93,000. The disposition of these 12,703 COMFORCE shares resulted in a realized gain of $115,000, with cost determined by average cost.

In June 1997, ARTRA sold 5,000 COMFORCE shares in the market for proceeds of approximately $33,000. The disposition of these 5,000 COMFORCE shares during the quarter ended September 25, 1997 resulted in a realized gain of $42,000, with cost determined by average cost.

In March 1997, a lender received 25,000 COMFORCE common shares held by ARTRA as additional consideration for a short-term loan. The disposition of these 25,000 COMFORCE common shares resulted in a realized gain of $213,000, with cost determined by average cost.


         Litigation

The Company and its subsidiaries are the defendants in various business-related litigation and environmental matters. See Note 11 to the Company's condensed consolidated financial statements. At September 30, 1998 and December 31, 1997, the Company had accrued current liabilities of $1,600,000 and $1,800,000, respectively, for potential business-related litigation and environmental liabilities. While these litigation and environmental matters involve wide ranges of potential liability, management does not believe the outcome of these matters will have a material adverse effect on the Company's financial statements. However, ARTRA may not have available funds to pay liabilities arising out of these business-related litigation and environmental matters or, in certain instances, to provide for its legal defense. ARTRA could suffer severe adverse consequences in the event of an unfavorable judgment in any of these matters.


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

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

         The information required by Part II, Item 1 of Form 10-Q is hereby incorporated by reference to Note 11 to the Company's condensed consolidated financial statements for the quarter ended September 30, 1998 included in Part I, Item 1 of this Form 10-Q.


Item 6.  Exhibits and Reports On Form 8-K


(a)      Exhibits:

                   10.1 AMENDMENT NO. 2 TO ASSETS PURCHASE AGREEMENT, dated as of October 26, 1998, to the Assets Purchase Agreement, dated as of August 26, 1998 by and among ARTRA GROUP Incorporated, BCA Holdings, Inc., Bagcraft Corporation of America ("Bagcraft"), ("Seller") and Packaging Dynamics L.L.C. and Bagcraft Acquisition L.L.C. ("Buyer") regarding purchase of the business assets, subject to Buyer's assumption of certain liabilities, of Bagcraft.

                   10.2 NON-COMPETE AGREEMENT, by and among Packaging Dynamics L.L.C., Bagcraft Acquisition L.L.C. ("Buyer") and ARTRA GROUP Incorporated and BCA Holdings, Inc. ("Seller").




                  (b)       Reports on Form 8-K:

                         On September 2, 1998, the Registrant filed Form 8-K to report the agreement, subject to certain contingencies, to sell the business assets, subject to Buyer's assumption of certain liabilities, of the Registrant's Bagcraft Corporation of America subsidiary.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.






                                             ARTRA GROUP INCORPORATED
                                                   Registrant







Dated: November 2, 1998                       /s/ JAMES D. DOERING
-----------------------              -----------------------------------------
                                           Vice President and Treasurer
                                             Chief Financial Officer