Form 10-K
period 1998-12-31
ARTRA GROUP INC
filed 1999-02-01
CIK 200243

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 31, 1998

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


State the aggregate market value of the voting stock held by nonaffiliates of the registrant at January 29, 1999: $36,435,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at January 29, 1999
-------------------------------               -------------------------------
Common stock, without par value                          7,864,228


Documents Incorporated by Reference:   None

                                     PART I

Item 1.  Business

ARTRA Group Incorporated, (hereinafter "ARTRA" or the "Company"), is a Pennsylvania corporation incorporated in 1933. Through November 20, 1998, ARTRA operated in one industry segment as a manufacturer of packaging products principally serving the food industry. The packaging products business was conducted by the Company's wholly-owned subsidiary, Bagcraft Corporation of America ("Bagcraft").

Effective August 26, 1998, ARTRA and its wholly-owned subsidiary BCA Holdings, Inc. ("BCA", the parent of Bagcraft), agreed to sell the business assets of Bagcraft. Additionally, the buyer agreed to assume certain Bagcraft liabilities. The transaction was completed on November 20, 1998 and ARTRA received gross consideration of approximately $88,100,000 in cash. A substantial portion of the cash proceeds received were used to pay certain Bagcraft debt obligations, including, but not limited to amounts owed under Bagcraft's credit agreement (see Note 8 to the Company's consolidated financial statements). After paying the Bagcraft obligations noted above, ARTRA received net cash proceeds of approximately $28,000,000 from the sale of Bagcraft's assets. Approximately $15,200,000 of the cash received was used to pay ARTRA debt obligations.

The Company does not intend to be deemed an "Investment Company" as defined by the Investment Company Act of 1940 and, accordingly, is actively investigating new business opportunities.

At December 31, 1998 ARTRA held approximately 9% of the outstanding common stock of COMFORCE Corporation ("COMFORCE", formerly The Lori Corporation "Lori"). Prior to September 28, 1995, COMFORCE/Lori was a majority owned subsidiary of ARTRA operating as a designer and distributor of popular-priced fashion costume jewelry and accessories. In September 1995 COMFORCE discontinued its jewelry business and later in 1995 entered the telecommunications and computer technical staffing and consulting services business. COMFORCE subsequently expanded this business through various acquisitions. After the issuance of the COMFORCE common shares, plus the effects of other transactions, ARTRA's ownership interest in COMFORCE common stock was reduced to approximately 25% at December 28, 1995. Accordingly, the accounts of COMFORCE and its majority-owned subsidiaries were deconsolidated from ARTRA's consolidated financial statements. See Note 5 to the Company's consolidated financial statements for a further discussion of ARTRA's investment in COMFORCE.


Employees

At December 31, 1998, the Company employed approximately 10 persons. The Company considers its relationships with its employees to be good.


Item 2.  Properties

At December 31, 1998, the only property used by the Company was its headquarters facility of approximately 7,000 sq. ft. in Northfield, Illinois. In December 1995 the building was purchased by a trust owned by John Harvey, the Company's Chairman of the board of directors. The lease for this property expired in December 1998 and the Company is currently renting its headquarters on a month to month basis.


Item 3.  Legal Proceedings

The Company and its subsidiaries are the defendants in various business-related litigation and environmental matters. At December 31, 1998 and December 31, 1997, the Company had accrued current liabilities of $1,500,000 and $1,800,000, respectively, for potential business-related litigation and environmental liabilities. While these litigation and environmental matters involve wide ranges of potential liability, management does not believe the outcome of these matters will have a material adverse effect on the Company's financial statements.

In November, 1993, ARTRA filed suit in the Circuit Court of the Eighteenth Judicial Circuit for the state of Illinois against Salomon Brothers, Inc., Salomon Brothers Holding Company, Inc., Charles K. Bobrinskoy, Michael J. Zimmerman (collectively, "Salomon Defendants"), D.P. Kelly & Associates, L.P., ("DPK"), Donald P. Kelly ("Kelly Defendants" along with DPK), James F. Massey and William Rifkind relating to the acquisition of Envirodyne Industries, Inc. ("Envirodyne") in 1989 by Emerald Acquisition Corp.("Emerald").

Effective December 31, 1997, the above parties reached a settlement agreement and all pending litigation was dismissed. ARTRA recognized a gain from the settlement agreement of $10,416,000, net of related legal fees and other expenses.

The discontinued Bagcraft subsidiary's Chicago facility has been the subject of allegations that it violated laws and regulations associated with the Clean Air Act. The facility has numerous sources of air emissions of volatile organic materials ("VOMs") associated with its printing operations and is required to maintain and comply with permits and emissions regulations with regard to each of these emission sources.

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

In recent years, the Company has been a party to certain product liability claims relating to the former Synkoloid subsidiary. The Company's product liability insurance has covered all such claims settled to date. As of December 31, 1998, the Company anticipates that its product liability insurance is adequate to cover any additional pending claims.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

On November 16, 1998, the Company held annual meeting of shareholders, who voted on and approved the following matters:

1. The election of the Board of Directors for a term of one year. A summary of the voting results is as follows:


                                             Shares             Shares
                  Director                     For             Withheld
               --------------               ---------          --------
               Edward A. Celano             7,346,470           10,748
               Howard R. Conant             7,345,580           11,638
               Peter R. Harvey              7,346,014           11,204
               John Harvey                  7,345,964           11,254
               Robert L. Johnson            7,346,520           10,698
               Gerard M. Kenny              7,346,520           10,698
               Maynard K. Louis             7,345,470           11,748
               Mark Santacrose              7,346,370           10,848

 2.      The authorization of the sale of substantially all of the net assets of
         Bagcraft   Corporation  of  America  pursuant  to  an  Assets  Purchase
         Agreement dated as of August 26, 1998.

               For                          5,091,381

               Against                          4,260

               Abstain                          3,606

 3. The appointment of PricewaterhouseCoopers LLP as ARTRA's independent certified public accountants for the fiscal year ending December 31, 1998. A summary of the voting results is as follows:

               For                          7,336,615

               Against                         18,096

               Abstain                          2,507



                                     PART II

Item 5.  Market  For the  Registrant's  Common  Equity and  Related  Shareholder
         Matters.

ARTRA's common stock, without par value, is traded on the New York ("NYSE") and Pacific Stock Exchanges. The Company currently does not meet certain of the requirements for maintaining its listing on the NYSE and the NYSE is reviewing the status of the Company's listing on the exchange. As of December 31, 1998, the approximate number of holders of its common stock was 2,300.

The high and low sales prices for ARTRA's common stock, as reported in the NYSE Quarterly Market Statistics reports, during the past two fiscal years were as follows:

                                      1998                     1997
                             ---------------------    ------------------------
                               High        Low            High         Low
                             ---------  ----------    ------------  ----------

      First quarter          4 - 1/16    3 - 3/16        6 - 3/8     4 - 1/2

      Second quarter         3 - 15/16   3               5 - 3/4     3 - 7/8

      Third quarter          4           3 - 1/4         5 - 1/8     3 - 1/2

      Fourth quarter         4 - 1/4     2 - 1/8         4 - 1/16    2 - 1/2



The Company did not pay dividends in 1998 or 1997 and has no plan to pay dividends on its common stock in 1999. There are no legal restrictions preventing the payment of cash dividends at this time.

Item 6.  Selected Financial Data.

This table is a consolidated summary of selected financial data of the Company for each of the last five fiscal years. The operations of the Bagcraft subsidiary (sold effective November 20, 1998) are included in discontinued operations. The information for fiscal years 1995 and 1994 presents the operations of Arcar Graphics, Inc. ("Arcar") in discontinued operations. The sale of Arcar (acquired effective April 9, 1994) was completed on October 26, 1995. The information for fiscal years 1995 and 1994 presents the operations of the Company's former jewelry business in discontinued operations.

                                                              Fiscal Year Ended (I)
                                           -----------------------------------------------------------
                                            1998        1997          1996          1995          1994
                                           -----       -----         -----         -----          ----
                                                     (In thousands except per share data)

 Net sales                              $   --      $   --      $     --      $     --      $     --

 Earnings (loss) from
   continuing operations  (A) (B) (C)     (5,707)      1,066          (445)      (11,113)       (5,833)

 Earnings (loss) from
   discontinued operations (D) (E)(F)     38,930        (293)        3,994        (5,820)      (23,602)

 Extraordinary credits (G)                  --          --           9,424        14,030         8,965

 Net earnings (loss)                      33,223         773        12,973        (2,903)      (20,470)


 Earnings (loss) per share (H):

    Basic

      Continuing operations                 (.78)       --            (.19)        (1.84)        (1.17)

      Discontinued operations               4.94        (.04)          .53          (.86)        (4.14)

      Extraordinary credits                 --          --            1.25          2.07          1.57

      Net earnings (loss)                   4.16        (.04)         1.59          (.63)        (3.74)


    Diluted

      Continuing operations                 (.78)       --            (.19)        (1.84)        (1.17)

      Discontinued operations               4.94        (.04)          .53          (.86)        (4.14)

      Extraordinary credits                 --          --            1.25          2.07          1.57

      Net earnings (loss)                   4.16        (.04)         1.59          (.63)        (3.74)


Weighted average number of
  shares outstanding

      Basic                                7,891       7,970         7,525         6,776         5,702

      Diluted                              7,891       7,970         7,939         6,776         5,702


 Total assets                             21,268      73,206        77,379        77,949        93,429

 Long-term debt                             --        50,619        34,207        34,113        19,673

 Debt subsequently discharged               --          --            --            --           9,750

 Cash dividends                             --          --            --            --            --


________________________________________________

 (A) Earnings from continuing operations for the years ended December 31, 1998, December 31, 1997 and December 26, 1996 include realized gains of $320,000. $2,531,000 and $5,818,000, respectively, from dispositions of COMFORCE common stock.

 (B) Earnings from continuing operations for the year ended December 31, 1997 includes a gain from settlement of litigation of $10,416,000, net of related legal fees and other expenses, and net related party compensation/expense reimbursement costs of $2,816,000 (see Notes 15 and 16 to the Company's consolidated financial statements).

 (C) Earnings from continuing operations for the year December 26, 1996 includes a gain of $838,000 from an exchange of redeemable preferred stock of its Bagcraft subsidiary.

 (D) Earnings from discontinued operations for the year December 31, 1998 includes a net gain on disposition of the Bagcraft subsidiary of $35,985,000 (see Note 3 to the Company's consolidated financial statements).

 (E) The loss from discontinued operations for the year ended December 28, 1995 includes a charge to operations of $6,430,000 to write-off the remaining goodwill of COMFORCE's jewelry business effective June 29, 1995, and a provision of $1,000,000 for loss on disposal of COMFORCE's jewelry business. The loss from discontinued operations for the year ended December 28, 1995 includes a gain on sale of Bagcraft's Arcar subsidiary of $8,483,000.

 (F) The loss from discontinued operations for the year ended December 31, 1994 includes a charge to operations of $10,800,000 representing a write-off of goodwill at COMFORCE's New Dimensions subsidiary.

 (G) The 1996, 1995 and 1994 extraordinary credits represent gains from net discharge of bank indebtedness.

 (H) In 1997, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share" and restated prior periods accordingly.

 (I) In 1997, the Company changed its fiscal year end to December 31. In prior years the Company had operated on a 52/53 week fiscal year ending the last Thursday of December.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


The following discussion supplements the information found in the financial statements and related notes:


         Results of Operations

The Company changed significantly during the fourth quarter of fiscal year 1998. It exited its one industry segment, the packaging products business, conducted by its discontinued Bagcraft subsidiary, and is actively investigating new business opportunities. The Company's consolidated financial statements for the years ended December 31, 1997 and December 26, 1996 have been reclassified to report separately the results of operations of the Bagcraft subsidiary in discontinued operations.


Year Ended December 31, 1998  vs. Year Ended December 31, 1997

         Continuing Operations

Selling, general and administrative expenses from continuing operations were $2,660,000 for the year ended December 31, 1998 as compared to $5,708,000 for the year ended December 31, 1997. The 1998 decrease in selling, general and administrative expenses was principally attributable to the 1997 net related party compensation/expense reimbursement costs of $2,816,000 (see discussion of Peter R. Harvey advances below).

Interest expense from continuing operations for the year ended December 31, 1998 decreased $2,786,000 as compared to the year ended December 31, 1997. The 1998 decrease is principally attributable to fees and costs associated with the Company's 1997 loan agreements.

During 1998, certain officers, directors and/or key employees exercised options to acquire 84,750 COMFORCE common shares from ARTRA, resulting in a realized gain of $320,000. These COMFORCE common shares had been removed from the Company's portfolio of "Available-for-sale securities" in 1996. See Note 5 to the Company's financial statements for the year ended December 31, 1998 for additional information about this transaction.

During the year ended December 31, 1997 the Company sold or otherwise disposed of 302,203 shares of COMFORCE common stock resulting in a realized gain of $2,531,000.

Effective December 31, 1997, ARTRA settled certain litigation relating to the acquisition of Envirodyne in 1989 by Emerald. ARTRA recognized a gain from the settlement agreement of $10,416,000, net of related legal fees and other expenses.


         Discontinued Operations

Earnings from discontinued operations of $38,930,000 for the year ended December 31, 1998 consisted of earnings from operations of $2,945,000 at the discontinued Bagcraft subsidiary and a net gain on disposal of Bagcraft of $35,985,000. The loss from discontinued operations of $293,000 for the year ended December 31, 1997 consisted of an operating loss at the discontinued Bagcraft subsidiary. Earnings from operations in 1998 are principally attributable to a significant reduction in interest expense due to the February 1998 amendment and restatement of Bagcraft's Credit Agreement, as well as decreased depreciation and amortization expense.

Year Ended December 31, 1997 vs. Year Ended December 26, 1996

         Continuing Operations

Selling, general and administrative expenses from continuing operations were $5,708,000 for the year ended December 31, 1997 as compared to $2,042,000 for the year ended December 26, 1996. The 1997 increase in selling, general and administrative expenses was principally attributable to net related party compensation/expense reimbursement costs of $2,816,000 (see discussion of Peter
R. Harvey advances below).

Interest expense from continuing operations for the year ended December 31, 1997 increased $1,977,000 as compared to the year ended December 26, 1996. The 1997 increase is principally attributable to fees and costs associated with the Company's 1997 loan agreements.

During the year ended December 31, 1997 the Company sold or otherwise disposed of 302,203 shares of COMFORCE common stock resulting in a realized gain of $2,531,000. During the year ended December 26, 1996 the Company sold or otherwise disposed of 331,333 shares of COMFORCE common stock resulting in a realized gain of $5,818,000.

Effective December 31, 1997, ARTRA settled certain litigation relating to the acquisition of Envirodyne in 1989 by Emerald. ARTRA recognized a gain from the settlement agreement of $10,416,000, net of related legal fees and other expenses.


         Discontinued Operations

The loss from discontinued operations of $293,000 for the year ended December 31, 1997 consisted of a loss from operations at the discontinued Bagcraft subsidiary. Earnings from discontinued operations of $3,994,000 for the year ended December 26, 1996 consisted of earnings from operations at the discontinued Bagcraft subsidiary. The 1997 loss from discontinued operations was principally attributable to decreased operating margins at the discontinued Bagcraft subsidiary and additional interest charges and fees attributable to the December 1996 amendment and restatement of Bagcraft's Credit Agreement.


 Liquidity and Capital Resources

         Cash and Cash Equivalents and Working Capital

The Company's unrestricted cash and cash equivalents increased $5,762,000 to $11,753,000 at December 31, 1998. The Company had consolidated working capital of $6,813,000 at December 31, 1998 as compared to a consolidated working capital deficiency of $435,000 at December 31, 1997. In November 1998 the Company received cash proceeds from the sale of the assets of the discontinued Bagcraft subsidiary and used a significant portion of them to pay off borrowings due on its various loan agreements.

The Company does not intend to be deemed an "Investment Company" as defined by the Investment Company Act of 1940 and, accordingly, is actively investigating new business opportunities. In order to finance new business opportunities, the Company could use sources such as its cash and cash equivalents, its available-for-sale securities, borrowings from various potential sources and issuances of the Company's equity securities.


         Status of Debt Agreements and Operating Plan

         ARTRA Corporate

At December 31, 1997 the Company's corporate entity had outstanding short-term indebtedness of $15,451,000. In November and December 1998, all such indebtedness, as well certain additional 1998 borrowings were repaid with net proceeds from the sale of the assets of the discontinued Bagcraft subsidiary (see discussion below).

         Promissory Notes

         1998 Private Placement

In January  1998,  ARTRA  completed a private  placement  of  $5,975,000  of 12%
promissory notes due January 14, 1999. As additional consideration the noteholders received warrants to purchase an aggregate of 119,500 ARTRA common shares at a price of $3.00 per share. The warrants expire January 14, 2000. The warrantholders have the right to put these warrants back to ARTRA at any time during a six-month period commencing in January 1999 and ending in July 1999, at a price of $1.50 per share. The cost of this obligation ($179,250 if all warrants are put back to the Company) was accrued in the Company's financial statements as a charge to interest expense. The proceeds from the private placement were used principally to pay down other debt obligations. These notes were repaid in November 1998 with net proceeds from the sale of assets of the discontinued Bagcraft subsidiary.


         1997 Private Placements

In December 1997, ARTRA completed private placements of $5,375,000 of 12% promissory notes due in December 1998. As additional consideration the noteholders received warrants to purchase an aggregate of 107,500 ARTRA common shares at a price of $3.00 per share. The warrants expire in November and December 1999. The warrantholders have the right to put these warrants back to ARTRA at any time during a period commencing in December 1998 and ending in May 1999, at a price of $1.50 per share. The cost of this obligation ($161,250 if all warrants are put back to the Company) was accrued in the Company's financial statements as a charge to interest expense. These notes were repaid in November 1998 with net proceeds from the sale of assets of the discontinued Bagcraft subsidiary.

In July 1997, ARTRA completed private placements of $7,475,000 of 12% promissory notes due in January 1998. As additional consideration the noteholders received warrants to purchase an aggregate of 199,311 ARTRA common shares at a price of $3.75 per share. The warrants expire in August 1999. The warrantholders have the right to put these warrants back to ARTRA at any time during a period commencing in January 1998 and ending in August 1999, at a price of $3.00 per share. The cost of this obligation ($598,000 if all warrants are put back to the Company) was amortized in the Company's financial statements as a charge to interest expense over the period July 1997 (the date of the private placement) through January 1998 (the scheduled maturity date of the notes). The proceeds from the July 1997 private placement were advanced to Peter R. Harvey. See discussion and disposition of Mr. Harvey's advances in Note 16 to the consolidated financial statements.

The July 1997 private placement notes were repaid and /or refinanced with proceeds of the January 1998 private placement of 12% notes and with proceeds from the litigation settlement discussed in Note 11 to the consolidated financial statements.


         Amounts Due To Related Parties

At December 26, 1996, ARTRA had outstanding borrowings of $500,000 from an outside director of the Company evidenced by a short-term note bearing interest at 10%. As additional compensation for the loan and a December 1996 extension, the director received five year warrants to purchase an aggregate of 50,000 ARTRA common shares at prices ranging from $5.00 to $5.875 per share. The proceeds of the loan were used for working capital.

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

In April 1998, the $2,000,000 in outstanding borrowings from the above director was extended by a demand note bearing interest at 10%. As additional compensation, the director received a warrant to purchase 50,000 ARTRA common shares at a price of $3.25 per share.

In August 1998, ARTRA borrowed an additional $500,000 from the above director evidenced by a note, due December 20, 1998, bearing interest at 15%. As additional compensation, the director received a warrant to purchase 20,000 ARTRA common shares at a price of $3.94 per share.

All borrowings from this director were repaid with proceeds from the sale of assets of the discontinued Bagcraft subsidiary.

The borrowings from this director were collaterallized by a secondary interest in all of the common stock of BCA (the parent of Bagcraft).


         Other

At December 31, 1997, ARTRA also had outstanding short-term borrowings from other unrelated parties aggregating $601,000, with interest rates varying between 10 % and 12%.

In April 1998 the Company and its Fill-Mor subsidiary entered into a margin loan agreement with a financial institution which provided for borrowings of $1,000,000, with interest at 8.5%. Borrowings under the loan agreement were collateralized by 490,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary. The proceeds of the loan were used for working capital.

In October 1997 a lender agreed to accept 357,270 ARTRA common shares in payment of the principal amount of approximately $1,500,000 due on certain demand notes. In January 1998 the lender returned the 357,270 ARTRA common shares to the Company for cash consideration of approximately $1,500,000.

         Advances to Peter R. Harvey

As discussed in Note 16 to the Company's consolidated financial statements, ARTRA had total advances due from its president, Peter R. Harvey, of which $18,226,000 remained outstanding at December 31, 1997, before the offset of such advances as discussed below. These advances provided for interest at varying rate from 10.5% to 12%. This receivable from Peter R. Harvey had been classified as a reduction of common shareholders' equity.

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



         Redeemable Preferred Stock

As discussed in Note 9 to the Company's consolidated financial statements, ARTRA has outstanding redeemable preferred stock with a carrying value of $2,857,000 at December 31, 1998. Certain redeemable preferred stock issues of the BCA and Bagcraft subsidiaries are included in liabilities of discontinued operations at December 31, 1998 (also see note 3 to the Company's consolidated financial statements).


         Bagcraft

At December 31, 1997, the discontinued Bagcraft subsidiary had outstanding borrowings under its credit agreement ("Credit Agreement") totaling $40,388,000. The Credit Agreement, amended and restated February 27, 1998, provided for a revolving loan agreement and three term loans. Amounts due under the Credit Agreement were repaid with proceeds from the sale of assets of the discontinued Bagcraft subsidiary.

In March 1994 Bagcraft and the City of Baxter Springs, Kansas completed a $12,500,000 financing package associated with the construction of a new 265,000 sq. ft. production facility in Baxter Springs, Kansas. The financing package funded by a combination of Federal, state and local funds, consisted of certain loan agreements payable by Bagcraft directly to the City of Baxter Springs. At December 31, 1997, the outstanding borrowings under these loans totaled $9,968,000. Obligations due under these loans were assumed by the buyer of the assets of the discontinued Bagcraft subsidiary.


         Capital Expenditures

ARTRA's corporate entity has no material commitments for capital expenditures.


         Investment in COMFORCE Corporation

ARTRA, along with its wholly owned Fill-Mor subsidiary, owns a significant minority interest in COMFORCE Corporation ("COMFORCE"), consisting of 1,525,000 shares or approximately 9% of the outstanding common stock of COMFORCE as of December 31, 1998 with an aggregate value as of that date of $8,200,000.

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

In January 1996, the Company's Board of Directors approved the sale of 200,000 of ARTRA's COMFORCE common shares to certain officers, directors and key employees of ARTRA for non-interest bearing notes totaling $400,000. The notes are collateralized by the related COMFORCE common shares. Additionally, the noteholders have the right to put their COMFORCE shares back to ARTRA in full payment of the balance of their notes. Based upon the preceding factors, the Company had concluded that, for reporting purposes, it had effectively sold options to certain officers, directors and key employees to acquire 200,000 of ARTRA's COMFORCE common shares. Accordingly, in January 1996 these 200,000 COMFORCE common shares were removed from the Company's portfolio of "Available-for-sale securities" and were classified in the Company's condensed consolidated balance sheet as other receivables with an aggregate value of $400,000, based upon the value of proceeds to be received upon future exercise of the options. The disposition of these 200,000 COMFORCE common shares resulted in a gain that was deferred and will not be recognized in the Company's financial statements until the options to purchase these 200,000 COMFORCE common shares are exercised. Prior to the fourth quarter of 1997 no options to acquire any of the 200,000 COMFORCE common shares had been exercised. During the fourth quarter of 1997, options to acquire 59,500 of these COMFORCE common shares were exercised resulting in a realized gain of $225,000. During 1998, options to acquire 84,750 of these COMFORCE common shares were exercised resulting in a realized gain of $320,000. At December 31, 1998, options to acquire 55,750 COMFORCE common shares remained unexercised and were classified in the Company's consolidated balance sheet as other receivables with an aggregate value of $112,000, based upon the value of proceeds to be received upon future exercise of the options.

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


         Litigation

The Company and its subsidiaries are the defendants in various business-related litigation and environmental matters. See Note 11 to the Company's consolidated financial statements. At December 31, 1998 and December 31, 1997, the Company had accrued current liabilities of $1,500,000 and $1,800,000, respectively, for potential business-related litigation and environmental liabilities. While these litigation and environmental matters involve wide ranges of potential liability, management does not believe the outcome of these matters will have a material adverse effect on the Company's financial statements.

         Net Operating Loss Carryforwards

At December 31, 1998, the Company and its subsidiaries had Federal income tax loss carryforwards of approximately $10,000,000 expiring principally in 2010 - 2012, available to be applied against future taxable income, if any. In recent years, the Company has issued shares of its common stock to repay various debt obligations, as consideration for acquisitions, to fund working capital obligations and as consideration for various other transactions. Section 382 of the Internal Revenue Code of 1986 limits a corporation's utilization of its Federal income tax loss carryforwards when certain changes in the ownership of a corporation's common stock occurs. In the opinion of management, the Company is not currently subject to such limitations regarding the utilization of its Federal income tax loss carryforwards. Should the Company continue to issue a significant number of shares of its common stock, it could trigger a limitation that would prevent it from utilizing a substantial portion of its Federal income tax loss carryforwards.


Impact of Inflation and Changing Prices

Inflation has become a less significant factor in our economy; however, to the extent permitted by competition, the Company generally has passed increased costs to its customers by increasing sales prices over time.


Recently Issued Accounting Pronouncements

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income to present a measure of all changes in equity that result from renegotiated transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes net income. Required changes are reported in the consolidated statement of operations.

During 1997 the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". In February 1998 the FASB issued SFAS No. 132 "Employers' Disclosures about
Pensions and other Postretirement Benefits. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. This standard requires that management identify operating segments based on the way that management desegregates the entity for making internal operating decisions. SFAS No. 132 standardizes the disclosure requirements for pension and other postretirement benefits.

As a result of the November 1998 sale of the assets of the discontinued Bagcraft subsidiary, the Company exited its only industry segment, a manufacturer of packaging products principally serving the food industry. Accordingly, the guidelines of SFAS No. 131 - Disclosures About Segments of an Enterprise and Related Information are not applicable to the Company's financial statements as of December 31, 1998. The Company typically does not offer the types of benefit programs that fall under the guidelines of Statement of Financial Accounting Standards No. 132 - Employers' Disclosures about Pensions and other Postretirement Benefits.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 1999. Management has not determined what impact this standard, when adopted, will have on the Company's financial statements.

Year 2000 Compliance

The Year 2000 ("Y2K") issue refers to the inability of many computer programs and systems to process accurately dates later than December 31, 1999. Unless these programs are modified to handle the century change, they will likely interpret the Year 2000 as the year 1900. We anticipate that the Year 2000 Issue will not have a material adverse effect on our financial position or results of operations. We have not incurred any significant costs for Y2K compliance to date and do not expect to incur any significant additional costs to complete such compliance.



Item 8.  Financial Statements and Supplementary Data.

Financial Statements and Schedules as listed on Page F-1.









Item 9.  Changes in  and  Disagreements  with  Accountants  on   Accounting  and
         Financial Disclosure.

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Information called for by Item No. 10 of Part III is incorporated by reference to the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders to be filed with the Commission within 120 days of the end of the Company's last fiscal year.


Item 11. Executive Compensation

Information called for by Item No. 11 of Part III is incorporated by reference to the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders to be filed with the Commission within 120 days of the end of the Company's last fiscal year.


Item 12. Security Ownership of Certain Beneficial Owners and Management

Information called for by Item No. 12 of Part III is incorporated by reference to the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders to be filed with the Commission within 120 days of the end of the Company's last fiscal year.


Item 13. Certain Relationships and Related Transactions

Information called for by Item No. 13 of Part III is incorporated by reference to the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders to be filed with the Commission within 120 days of the end of the Company's last fiscal year.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)      1.   Financial Statements as listed on Page F-1.
                   2.   Financial Statement Schedules as listed on Page F-1.
                   3.   Exhibits as listed on Page E-1.


          (b)      Reports on Form 8-K.

                   On November 20, 1998, the Registrant filed Form 8-K to report the sale of the business assets, subject to the buyer's assumption of certain liabilities, of the Registrant's Bagcraft Corporation of America subsidiary.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    ARTRA GROUP INCORPORATED

                                               By:     /s/ JOHN HARVEY
                                                    -----------------------
                                                           John Harvey
                                                      Chairman and Director
Dated:  February  1,  1999                           Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant, in the capacities and on the dates indicated.


    /s/ JOHN HARVEY             Chairman and Director          February 1, 1999
--------------------------
      John Harvey               Chief Executive Officer

  /s/ PETER R. HARVEY           President and Director         February 1, 1999
--------------------------
    Peter R. Harvey             Chief Operating Officer

  /s/ JAMES D. DOERING          Vice President /Treasurer      February 1, 1999
--------------------------
    James D. Doering            Chief Financial Officer

  /s/ EDWARD A. CELANO          Director                       February 1, 1999
--------------------------
    Edward A. Celano

  /s/ HOWARD R. CONANT          Director                       February 1, 1999
--------------------------
    Howard R. Conant

 /s/ ROBERT L. JOHNSON          Director                       February 1, 1999
--------------------------
   Robert L. Johnson

  /s/ GERARD M. KENNY           Director                       February 1, 1999
--------------------------
    Gerard M. Kenny

  /s/ MAYNARD K. LOUIS          Director                       February 1, 1999
--------------------------
    Maynard K. Louis

 /s/ MARK F. SANTACROSE         Director                       February 1, 1999
--------------------------
   Mark F. Santacrose

    /s/ JOHN K. TULL            Director                       February 1, 1999
--------------------------
      John K.Tull

 /s/ LAWRENCE D. LEVIN          Controller                     February 1, 1999
--------------------------
   Lawrence D. Levin

                          INDEX TO FINANCIAL STATEMENTS






                                                                    Page
                                                                    ----

ARTRA GROUP INCORPORATED AND SUBSIDIARIES

Report of Independent Accountants                                   F- 2

  Consolidated Balance Sheets as of December 31, 1998
      and December 31, 1997                                         F- 3

  Consolidated Statements of Operations
      for each of the three fiscal years in the
      period ended December 31, 1998                                F- 5

  Consolidated Statements of Changes in Shareholders'
      Equity (Deficit) for each of the three fiscal years
      in the period ended December 31, 1998                         F- 6

  Consolidated Statements of Cash Flows
      for each of the three fiscal years
      in the period ended December 31, 1998                         F- 8

  Notes to Consolidated Financial Statements                       F- 10


Schedules:

  II.  Valuation and Qualifying Accounts                           F- 31




Schedules other than those listed are omitted as they are not applicable or required or equivalent information has been included in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors
ARTRA GROUP Incorporated
Northfield, Illinois

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of ARTRA GROUP Incorporated and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

In our report on the 1997 financial statements, dated March 26, 1998, we expressed an opinion that indicated substantial doubt as to the ability of the Company to continue as a going concern. This was the result of the Company suffering recurring losses and experiencing difficulty in obtaining adequate financing to replace its existing credit arrangements and satisfy liquidity requirements. As described in Note 3, as a result of the disposition of the business assets of Bagcraft Corporation of America, the Company has been able to retire a significant portion of its obligations. Accordingly, our present opinion on the 1997 financial statements as presented herein is different from that expressed in our previous report.


PricewaterhouseCoopers LLP


Chicago, Illinois
February 1, 1999

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                     December 31,   December 31,
                                                          1998           1997
                                                     ------------   ------------

ASSETS
Current assets:
   Cash and equivalents                                  $11,753         $5,991
   Restricted cash and equivalents                         1,045              -
   Receivables, less allowance for
     doubtful accounts of  $275  in 1997                     171         10,004
   Inventories                                                 -         15,749
   Available-for-sale securities                           8,200         12,013
   Other                                                      99            774
                                                     ------------   ------------
               Total current assets                       21,268         44,531
                                                     ------------   ------------

Property, plant and equipment
    Land                                                       -            417
    Buildings                                                  -         12,742
    Machinery and equipment                                    -         35,657
    Construction in progress                                   -            675
                                                     ------------   ------------
                                                               -         49,491
Less accumulated depreciation and amortization                 -         24,397
                                                     ------------   ------------
                                                               -         25,094
                                                     ------------   ------------

Other assets:
   Excess of cost over net assets acquired,
      net of accumulated amortization
      of $2,388 in 1997                                        -          2,729
   Other                                                       -            852
                                                     ------------   ------------
                                                               -          3,581
                                                     ------------   ------------
                                                         $21,268        $73,206
                                                     ============   ============



The accompanying notes are an integral part of the consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                                    December 31,    December 31,
                                                        1998            1997
                                                    ------------    ------------

LIABILITIES
Current liabilities:
   Notes payable, including amounts due to
     related parties  of  $2,000 in 1997               $      -      $   10,726
   Current maturities of long-term debt                       -           4,462
   Accounts payable                                           -           5,841
   Accrued expenses                                         568           8,692
   Income taxes                                           1,854             324
   Common stock put warrants                              1,705           2,966
   Redeemable preferred stock                                 -          11,955
   Liabilities of discontinued operations                10,328               -
                                                    ------------    ------------
               Total current liabilities                 14,455          44,966
                                                    ------------    ------------

Long-term debt                                                -          50,619
Other noncurrent liabilities                                  -           4,675
Commitments and contingencies

Redeemable preferred stock                                2,857           9,110


SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, no par value;
   authorized 20,000,000 shares;
   issued 8,302,110 shares in 1998
   and 8,297,810 shares in 1997                           6,227           6,223
Additional paid-in capital                               42,734          42,721
Unrealized appreciation of investments                   10,920          14,733
Receivable from related party,
   including accrued interest                                 -         (12,621)
Accumulated deficit                                     (54,300)        (87,113)
                                                    ------------    ------------
                                                          5,581         (36,057)
Less treasury stock, 437,882 shares in 1998
   and 80,612 shares in 1997, at cost                     1,625             107
                                                    ------------    ------------
                                                          3,956         (36,164)
                                                    ------------    ------------
                                                        $21,268         $73,206
                                                    ============    ============



The accompanying notes are an integral part of the consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                 Fiscal Year
                                                      --------------------------------
                                                        1998        1997        1996
                                                      --------    --------    --------
Net sales                                             $   --      $   --      $   --
                                                      --------    --------    --------
Costs and expenses:
   Cost of goods sold,
     exclusive of depreciation and amortization           --          --          --
   Selling, general and administrative                   2,660       5,708       2,042
   Depreciation and amortization                          --             7          19
                                                      --------    --------    --------
                                                         2,660       5,715       2,061
                                                      --------    --------    --------
Operating loss                                          (2,660)     (5,715)     (2,061)
                                                      --------    --------    --------
Other income (expense):
   Interest expense                                     (3,392)     (6,178)     (4,201)
   Realized gain on disposal of
     available-for-sale securities                         320       2,531       5,818
   Litigation settlement, net                             --        10,416        --
   Other income (expense), net                              25          12          (1)
                                                      --------    --------    --------
                                                        (3,047)      6,781       1,616
                                                      --------    --------    --------
Earnings (loss) from continuing operations
   before income taxes                                  (5,707)      1,066        (445)
Provision for income taxes                                --          --          --
                                                      --------    --------    --------
Earnings (loss) from continuing operations              (5,707)      1,066        (445)
Earnings (loss) from discontinued operations            38,930        (293)      3,994
                                                      --------    --------    --------
Earnings before extraordinary credit                    33,223         773       3,549
Extraordinary credit, net discharge of indebtedness       --          --         9,424
                                                      --------    --------    --------
Net earnings                                            33,223         773      12,973
Dividends applicable to
  redeemable preferred stock                              (410)       (693)       (621)
Reduction of retained earnings
  applicable to redeemable common stock                   --          (400)       (390)
                                                      --------    --------    --------
Earnings (loss) applicable to common shares             32,813        (320)     11,962
Other comprehensive income (loss):
   Net unrealized appreciation
      (depreciation) of investments                     (3,813)    (10,986)      4,672
                                                      --------    --------    --------
Comprehensive income (loss):                          $ 29,000    ($11,306)   $ 16,634
                                                      ========    ========    ========
Per share earnings (loss)
  applicable to common shares:
    Basic
       Continuing operations                          ($  0.78)   $   --      ($  0.19)
       Discontinued operations                            4.94       (0.04)       0.53
                                                      --------    --------    --------
       Earnings (loss)
          before extraordinary credit                     4.16       (0.04)       0.34
       Extraordinary credit                               --          --          1.25
                                                      --------    --------    --------
                 Net earnings (loss)                  $   4.16    ($  0.04)   $   1.59
                                                      ========    ========    ========
     Weighted average number of shares
        of common stock outstanding                      7,891       7,970       7,525
                                                      ========    ========    ========
    Diluted
       Continuing operations                          ($  0.78)   $   --      ($  0.19)
       Discontinued operations                            4.94       (0.04)       0.53
                                                      --------    --------    --------
       Earnings (loss) before
          extraordinary credit                            4.16       (0.04)       0.34
       Extraordinary credit                               --          --          1.25
                                                      --------    --------    --------
                 Net earnings (loss)                  $   4.16    ($  0.04)   $   1.59
                                                      ========    ========    ========
     Weighted average number of shares
        of common stock and common
        stock equivalents outstanding                    7,891       7,970       7,525
                                                      ========    ========    ========


The accompanying notes are an integral part of the consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                        (In thousands, except share data)


                                                                                 Accumulated                                Total
                                                                       Receivable   Other                                   Share-
                                              Common Stock  Additional    From    Comphre-               Treasury Stock    holders'
                                          ------------------  Paid-in   Related    hensive  Accumulated  ---------------   Equity
                                            Shares   Dollars  Capital    Party      Income   (Deficit)   Shares  Dollars   Deficit)
                                          ---------- -------  --------  --------  ---------  ---------  -------- -------- ----------
Balance at December 28, 1995              7,102,979   $5,540  $38,526   ($4,318)   $21,047   ($98,755)   57,038    ($805)  ($38,765)

Comprehensive income (loss):
 Net earnings                                     -        -        -         -          -     12,973         -        -     12,973
 Net increase in unrealized
  appreciation of investments                     -        -        -         -      4,672          -         -        -      4,672
 Redeemable preferred
  stock dividends                                 -        -        -         -          -       (621)        -        -       (621)
 Redeemable common stock accretion                -        -        -         -          -       (390)        -        -       (390)
                                                                                                                           ---------
 Comprehensive income                                                                                                        16,634
                                                                                                                           ---------
Other changes in shareholders' equity:
 Common stock issued
  to pay liabilities                        125,012       94      362         -          -          -  (120,554)     818      1,274
 Common stock issued as
  additional consideration
  for short-term borrowings                  50,544       38     (398)        -          -          -   (99,456)   1,021        661
 Net increase in receivable
  from related party,
  including accrued interest                      -        -        -    (2,150)         -          -         -        -     (2,150)
 Common stock loaned
  by related party                                -        -        -       587          -          -   100,000     (587)         0
 Repay common stock
  loaned by related party                   100,000       75      512      (587)         -          -         -        -          -
 Exercise of stock options
  and warrants                               61,000       46      213         -          -          -   (16,900)     109        368
 Common stock received as
  consideration for
  short-term note                                 -        -        -         -          -          -    87,500     (608)      (608)
 Reclassification of
  redeemable common stock                   185,231        -      996         -          -          -         -        -        996
                                                                                                                           ---------
 Other changes in shareholders' equity                                                                                          541
                                                                                                                           ---------
                                          ---------- -------  --------  --------  ---------  --------- --------- --------  ---------
Balance at December 26, 1996              7,624,766    5,793   40,211    (6,468)    25,719    (86,793)    7,628      (52)   (21,590)

Comprehensive income (loss):
 Net earnings                                     -        -        -         -          -        773         -        -        773
 Net decrease in unrealized
  appreciation of investments                     -        -        -         -    (10,986)         -         -        -    (10,986)
 Redeemable preferred stock dividends             -        -        -         -          -       (693)        -        -       (693)
 Redeemable common stock accretion                -        -        -         -          -       (400)        -        -       (400)
                                                                                                                          ---------
 Comprehensive (loss)                                                                                                       (11,306)
                                                                                                                          ---------

Other changes in shareholders' equity:
 Common stock issued
  to pay liabilities                        444,717      333    1,606         -          -          -         -        -      1,939
 Net increase in receivable
  from related party,
  including accrued interest                      -        -        -    (6,153)         -          -         -        -     (6,153)
 Exercise of stock options
  and warrants                               39,800       30      148         -          -          -         -        -        178
 Redeemable common stock
  obligation paid by the issuance
  of additional common shares               115,543       67      612         -          -          -         -        -        679
 Exercise of redeemable
  common stock put option                    72,984        -       55         -          -          -    72,984      (55)         -
 Purchase of
  redeemable preferred stock                      -        -       89         -          -          -         -        -         89
                                                                                                                           ---------
   Other changes in shareholders' equity                                                                                     (3,268)
                                                                                                                           ---------
                                          ---------- -------  --------  --------  ---------  --------- --------- --------  ---------
Balance at December 31, 1997              8,297,810    6,223   42,721   (12,621)    14,733    (87,113)   80,612     (107)   (36,164)


The accompanying notes are an integral part of the consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                        (In thousands, except share data)


                                                                                 Accumulated                                Total
                                                                       Receivable   Other                                   Share-
                                              Common Stock  Additional    From    Comphre-               Treasury Stock    holders'
                                          ------------------  Paid-in   Related    hensive  Accumulated  ---------------   Equity
                                            Shares   Dollars  Capital    Party      Income   (Deficit)   Shares  Dollars   Deficit)
                                          ---------- -------  --------  --------  ---------  ---------  -------- -------- ----------
Balance at December 31, 1997              8,297,810    6,223    42,721   (12,621)    14,733    (87,113)  80,612     (107)   (36,164)

Comprehensive income (loss):
 Net earnings                                     -        -                   -          -     33,223        -        -     33,223
 Net decrease in unrealized
  appreciation of investments                     -        -         -         -     (3,813)         -        -        -     (3,813)
 Redeemable preferred
  stock dividends                                 -        -         -         -          -       (410)       -        -       (410)
                                                                                                                          ----------
   Comprehensive income                                                                                                      29,000
                                                                                                                          ----------

Other changes in shareholders' equity:
 Repurchase of common stock
  previously  issued to pay
  down short-term notes                           -        -         -         -          -          -  357,270   (1,518)    (1,518)
 Net decrease in receivable
  from related party,
  including accrued interest                      -        -         -    12,621          -          -        -        -     12,621
 Exercise of stock options                    4,300        4        13         -          -          -        -        -         17
                                                                                                                          ----------
   Other changes in shareholders' equity                                                                                     11,120
                                                                                                                          ----------

                                          ---------- -------- --------- --------- ---------- ---------- -------- -------- ----------
Balance at December 31, 1998              8,302,110   $6,227   $42,734        $0    $10,920   ($54,300) 437,882  ($1,625)    $3,956
                                          ========== ======== ========= ========= ========== ========== ======== ======== ==========



The accompanying notes are an integral part of the consolidated financial statements.

                            ARTRA GROUP INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)



                                                                                           Fiscal Year
                                                                                 --------------------------------
                                                                                    1998        1997        1996
                                                                                 --------    --------    --------
Cash flows from operating activities:
  Net earnings                                                                   $ 33,223    $    773    $ 12,973
     Adjustments to reconcile net earnings
            to cash flows from operating activities:
        Depreciation of property, plant and equipment                               2,446       4,059       3,622
        Amortization of excess of cost over net assets acquired                       272         305         305
        Decrease  in receivable from related party                                    400       2,816        --
        Extraordinary gain from net discharge of indebtedness                        --          --        (9,424)
        Gain on disposal of discontinued operations                               (35,585)       --          --
        Amortization of other assets, principally financing costs                   1,121       4,754         548
        Inventory valuation reserve                                                    21         172         191
        Gain on sale of property, plant and equipment                                --           (70)         78
        Gain on sale of idle machinery  and equipment                                --          (932)       --
        Litigation settlement, net                                                   --       (10,416)       --
        Gain on sale of COMFORCE common stock                                        (320)     (2,531)     (5,818)
        Minority interest                                                             509       1,109         526
        Other, principally common stock issued as compensation                       --           454         220
    Changes in assets and  liabilities,  net of effects of
       businesses  acquired and discontinued:
         (Increase) decrease in receivables                                           (35)     (1,631)      2,630
         (Increase) decrease in inventories                                        (2,010)        132       1,476
         (Increase) decrease in other current and noncurrent assets                  (456)        517        (169)
         Increase (decrease) in payables and accrued expenses                      (8,771)        321      (5,980)
         Decrease in other current and noncurrent liabilities                      (1,745)       (119)     (4,497)
                                                                                 --------    --------    --------
Net cash flows used by operating activities                                       (10,930)       (287)     (3,319)
                                                                                 --------    --------    --------

Cash flows from investing activities:
   Proceeds from sale of COMFORCE common stock                                        170       1,821       3,717
   Proceeds from sale of Bagcraft assets                                           89,000        --          --
   Increase in restricted cash                                                     (1,045)       --          --
   Net proceeds from litigation settlement                                           --         9,761        --
   Proceeds from sale of property, plant and equipment                                537         132
   Additions to property, plant and equipment                                      (2,177)     (3,066)     (2,645)
   (Increase) decrease  in receivable from related party                           (8,969)     (1,061)
   Proceeds from collection of notes receivable                                      --          --           342
   Decrease in restricted cash                                                       --          --           552
   Acquistion of AB Specialty, net of deposit                                        --        (1,131)       --
   AB Specialty acquisition deposit                                                  --          --        (1,183)
   Proceeds from sale of  idle machinery and equipment                               --           932        --
                                                                                 --------    --------    --------
Net cash flows from (used by) investing activities                                 85,948        (115)       (146)
                                                                                 --------    --------    --------



The accompanying notes are an integral part of the consolidated financial statements.

                            ARTRA GROUP INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)




                                                                                              Fiscal Year
                                                                                   -----------------------------------
                                                                                       1998         1997         1996
                                                                                   ---------    ---------    ---------
Cash flows from financing activities:
   Net increase (decrease) in short-term debt                                      ($ 15,451)   ($  1,508)   $     286
   Proceeds from long-term borrowings                                                124,077      146,891      141,896
   Reduction of long-term debt                                                      (175,019)    (133,781)    (140,850)
   Proceeds from exercise of stock options and warrants                                   17          178          369
   Repurchase of common stock previously issued
     to pay down short-term notes                                                     (1,518)        --           --
   Exercise of redeemable common stock put options                                      --         (3,379)        (510)
   Redemption of detachable put warrants                                              (1,440)      (1,728)        --
   Purchase of redeemable preferred stock                                                 78         (426)        --
   Other                                                                                 (25)          98
                                                                                   ---------    ---------    ---------
Net cash flows from (used by) financing activities                                   (69,256)       6,222        1,289
                                                                                   ---------    ---------    ---------

Increase (decrease) in cash and cash equivalents                                       5,762        5,820       (2,176)
Cash and equivalents, beginning of year                                                5,991          171        2,347
                                                                                   ---------    ---------    ---------
Cash and equivalents, end of year                                                  $  11,753    $   5,991    $     171
                                                                                   =========    =========    =========



Supplemental cash flow information: Cash paid during the year for:
  Interest                                                                         $   6,087    $   7,058    $   5,320
  Income taxes paid (refunded), net                                                      189          177          157


Supplemental schedule of noncash investing and financing activities:
    ARTRA/BCA redeemable preferred stock received as payment of
       Peter Harvey advances                                                       $  12,787         --           --
    Issue common stock and redeemable common stock
       to pay down current liabilities                                                  --      $   1,939    $   1,274
    Issue common stock to pay
       redeemable common stock put obligation                                           --            679         --
    Issue common stock as additional consideration
       for short-term borrowings                                                        --           --            661
    COMFORCE common stock given to lenders
       as additional consideration for short-term borrowings                            --            169        1,511
    BCA Holdings redeemable preferred stock issued in exchange for
       Bagcraft redeemable preferred stock                                              --           --          8,135



The accompanying notes are an integral part of the consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       BASIS OF PRESENTATION

ARTRA Group Incorporated, (hereinafter "ARTRA" or the "Company"), is a Pennsylvania corporation incorporated in 1933. Through November 20, 1998, ARTRA operated in one industry segment as a manufacturer of packaging products principally serving the food industry. The packaging products business was conducted by the Company's wholly-owned subsidiary, Bagcraft Corporation of America ("Bagcraft"), which business was sold on November 20, 1998. The Company does not intend to be deemed an "Investment Company" as defined by the Investment Company Act of 1940 and, accordingly, is actively investigating new business opportunities.

In 1997, the Company changed its fiscal year end to December 31. The Company had operated on a 52/53 week fiscal year ending the last Thursday of December.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Intercompany accounts and transactions are eliminated.

B.    Cash Equivalents/Restricted Cash

Short-term investments with an initial maturity of less than ninety days are considered cash equivalents. The fair value of cash and cash equivalents is assumed to approximate the carrying value of these assets due to the short duration of these assets.

At December 31, 1998, restricted cash represents amounts deposited in escrow accounts to pay certain Bagcraft liabilities retained by ARTRA. These accounts were established in accordance with provisions of the agreement to sell the assets of the discontinued Bagcraft subsidiary discussed in Note 3.

C.    Inventories

Inventories reflected in the Company's consolidated financial statements at December 31, 1997 were stated at the lower of cost or market. Cost was determined by the first-in, first-out (FIFO) method.

D.    Property, Plant and Equipment

Property, plant and equipment reflected in the Company's consolidated financial statements at December 31, 1997 were stated at cost. Expenditures for maintenance and repairs were charged to operations as incurred and expenditures for major renovations were capitalized. Depreciation was computed on the basis of estimated useful lives principally by the straight-line method for financial statement purposes and principally by accelerated methods for tax purposes.
Leasehold improvements were amortized over the shorter of the estimated useful life of the asset or the period covered by the lease.

The costs of property retired or otherwise disposed of were applied against the related accumulated depreciation to the extent thereof, and any profit or loss on the disposition was recognized in earnings.

E.    Investments in Equity Securities

The Company's investment in COMFORCE Corporation ("COMFORCE", see Note 5) common stock is classified in current assets as available-for-sale securities and stated at fair value in accordance with the provisions of

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Unrealized holding gains and losses are included in a separate component of shareholders' equity (deficit) until realized.

F.    Intangible Assets

The net assets of a purchased business were recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of net assets acquired (goodwill) was reflected as intangible assets and amortized on a straight-line basis principally over 40 years.

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

G.   Revenue Recognition

Sales to customers of the Company's discontinued Bagcraft were recorded at the time of shipment.

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

L.     Recently Issued Accounting Pronouncements

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income to present a measure of all changes in equity that result from renegotiated transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources and includes net income. Required changes are reported in the consolidated statement of operations.

During 1997 the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". In February 1998 the FASB issued SFAS No. 132 "Employers' Disclosures about
Pensions and other Postretirement Benefits. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. This standard requires that management identify operating segments based on the way that management desegregates the entity for making internal operating decisions. SFAS No. 132 standardizes the disclosure requirements for pension and other postretirement benefits.

As a result of the November 1998 sale of the assets of the discontinued Bagcraft subsidiary, the Company exited its only industry segment, a manufacturer of packaging products principally serving the food industry. Accordingly, the guidelines of SFAS No. 131 - Disclosures About Segments of an Enterprise and Related Information are not applicable to the Company's financial statements as of December 31, 1998. The Company typically does not offer the types of benefit programs that fall under the guidelines of Statement of Financial Accounting Standards No. 132 - Employers' Disclosures about Pensions and other Postretirement Benefits.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 1999. Management has not determined what impact this standard, when adopted, will have on the Company's financial statements.


3.       CHANGE OF BUSINESS

         Bagcraft

Effective August 26, 1998, ARTRA and its wholly-owned subsidiary BCA Holdings, Inc. ("BCA", the parent of Bagcraft), agreed to sell the business assets of Bagcraft. Additionally, the buyer agreed to assume certain Bagcraft liabilities. The transaction was completed on November 20, 1998 and ARTRA received gross consideration of approximately $88,100,000 in cash. The disposition of the Bagcraft business resulted in a net gain of $35,985,000.

A substantial portion of the cash proceeds received from the Bagcraft disposition was used to retire or otherwise settle certain Bagcraft debt obligations, including, but not limited to Bagcraft's credit agreement as discussed in Note 8. After the disposition of certain Bagcraft obligations noted above, ARTRA received net proceeds of approximately $28,000,000 from the sale of Bagcraft. Approximately $15,200,000 of these net proceeds was used to retire

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



ARTRA debt obligations. The Company plans to use the remainder of the proceeds principally to acquire or participate in new business opportunities.

         AB Specialty

Effective January 2, 1997, Bagcraft purchased the business assets, subject to buyer's assumption of certain liabilities, of AB Specialty Holding Company, Inc. ("AB") for consideration consisting of cash of approximately $2.3 million. The purchased assets consisted principally of plant and equipment of approximately $1.3 million and inventory of approximately $1.1 million. The acquisition of AB, funded through borrowings under Bagcraft's Credit Agreement, was accounted for by the purchase method and, accordingly, the assets and liabilities of AB were included in the Company's financial statements at their estimated fair market value at the date of acquisition. The business and related assets of AB were part of the Bagcraft disposition.


The Company's consolidated financial statements have been reclassified to report separately the results of operations of Bagcraft. The operating results (in thousands) for fiscal years 1996 - 1998 of the discontinued Bagcraft subsidiary and net gain on disposal consist of:



                                                1998         1997        1996
                                             ---------    ---------   ---------
Net sales                                    $ 111,342    $ 125,027   $ 120,699
                                             =========    =========   =========

Earnings from operations before
  and minority interest income taxes         $   3,534    $     797   $   4,672

(Provision) credit for income taxes                (80)          19        (152)

Minority interest                                 (509)      (1,109)       (526)
                                             ---------    ---------   ---------
Earnings (loss) from operations                  2,945         (293)      3,994
                                             ---------    ---------   ---------

Gain on sale of Bagcraft subsidiary             37,505

Provision for income taxes                      (1,520)
                                             ---------
Gain on disposal of business                    35,985
                                             ---------    ---------   ---------
Earnings(loss)from discontinued operations  $   38,930    $    (293)  $   3,994
                                             =========    =========   =========





Liabilities of discontinued operations at December 31, 1998 of $10,328,000 include BCA/Bagcraft redeemable preferred stock issues (see Note 9), contractual obligations, environmental matters and other future estimated costs for various discontinued operations. Additionally, liabilities of discontinued operations at December 31, 1998 includes an adjustment to the sales price of the Bagcraft business of approximately $900,000.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



4.       INVENTORIES

Inventories of the discontinued Bagcraft at December 31, 1997 (in thousands) consisted of:


                  Raw materials and supplies            $5,901
                  Work in process                          274
                  Finished goods                         9,574
                                                       -------
                                                       $15,749
                                                       =======



5.            INVESTMENT IN COMFORCE CORPORATION

At December 31, 1998 and 1997 ARTRA's investment in COMFORCE Corporation ("COMFORCE"), 1,525,500 shares, currently a common stock ownership interest of approximately 9%, was classified in the Company's consolidated balance sheet in current assets as "Available-for-sale securities." At December 31, 1998 the gross unrealized gain relating to ARTRA's investment in COMFORCE, reflected as a separate component of shareholders' equity, was $10,920,000.

In January 1996, the Company's Board of Directors approved the sale of 200,000 of ARTRA's COMFORCE common shares to certain officers, directors and key employees of ARTRA for non-interest bearing notes totaling $400,000. The notes are collateralized by the related COMFORCE common shares. Additionally, the noteholders have the right to put their COMFORCE shares back to ARTRA in full payment of the balance of their notes. Based upon the preceding factors, the Company had concluded that, for reporting purposes, it had effectively sold options to certain officers, directors and key employees to acquire 200,000 of ARTRA's COMFORCE common shares. Accordingly, in January 1996 these 200,000 COMFORCE common shares were removed from the Company's portfolio of "Available-for-sale securities" and were classified in the Company's condensed consolidated balance sheet as other receivables with an aggregate value of $400,000, based upon the value of proceeds to be received upon future exercise of the options. The disposition of these 200,000 COMFORCE common shares resulted in a gain that was deferred and will not be recognized in the Company's financial statements until the options to purchase these 200,000 COMFORCE common shares are exercised. During the fourth quarter of 1997, options to acquire 59,500 of these COMFORCE common shares were exercised resulting in a realized gain of $225,000. During 1998, options to acquire 84,750 of these COMFORCE common shares were exercised resulting in a realized gain of $320,000. At December 31, 1998, options to acquire 55,750 COMFORCE common shares remained unexercised and were classified in the Company's consolidated balance sheet as other receivables with an aggregate value of $112,000, based upon the value of proceeds to be received upon future exercise of the options.

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

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



6.       EXTRAORDINARY GAIN

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

The extraordinary gain resulting from the discharge of bank debt is calculated (in thousands) as follows:


     Amounts due the bank:
       ARTRA notes                                               $  12,063
       Accrued interest                                              2,656
                                                                  --------
                                                                    14,719
     Cash payment to  the bank                       $   5,050
     Less amount applicable to
       Peter R. Harvey indebtedness                     (1,089)
                                                      --------
                                                                    (3,961)
                                                                  --------
     Bank debt discharged                                           10,758
     Less fair market value of ARTRA
       common stock issued as consideration
       for a loan used in par to fund
       the discharge of bank debt                                     (661)
     Less fair market value of COMFORCE
       common stock issued as  consideration
       for a loan used in par to fund
       the discharge of bank debt                                     (200)
     Other fees and expenses                                          (473)
                                                                  --------
              Net extraordinary gain                             $   9,424
                                                                  ========


7.       NOTES PAYABLE

Notes payable at December 31, 1997 (in thousands) consisted of:

   ARTRA  12% promissory notes - 1997 private placements            $12,850
   Amounts due to related parties, interest at10%                     2,000
   Other, interest from 10% to 12%                                      601
                                                                    -------
                                                                     15,451
   Less ARTRA 12% promissory notes refinanced in January 1998        (4,725)
                                                                    -------
                                                                    $10,726
                                                                    =======

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



         Promissory Notes

         1998 Private Placement

In January  1998,  ARTRA  completed a private  placement  of  $5,975,000  of 12%
promissory notes due January 14, 1999. As additional consideration the noteholders received warrants to purchase an aggregate of 119,500 ARTRA common shares at a price of $3.00 per share. The warrants expire January 14, 2000. The warrantholders have the right to put these warrants back to ARTRA at any time during a six-month period commencing in January 1999 and ending in July 1999, at a price of $1.50 per share. The cost of this obligation ($179,250 if all warrants are put back to the Company) was accrued in the Company's financial statements as a charge to interest expense. The proceeds from the private placement were used principally to pay down other debt obligations. These notes were repaid in November 1998 with net proceeds from the sale of assets of the discontinued Bagcraft subsidiary.


         1997 Private Placements

In December 1997, ARTRA completed private placements of $5,375,000 of 12% promissory notes due in December 1998. As additional consideration the noteholders received warrants to purchase an aggregate of 107,500 ARTRA common shares at a price of $3.00 per share. The warrants expire in November and December 1999. The warrantholders have the right to put these warrants back to ARTRA at any time during a period commencing in December 1998 and ending in May 1999, at a price of $1.50 per share. The cost of this obligation ($161,250 if all warrants are put back to the Company) was accrued in the Company's financial statements as a charge to interest expense. These notes were repaid in November 1998 with net proceeds from the sale of assets of the discontinued Bagcraft subsidiary.

In July 1997, ARTRA completed private placements of $7,475,000 of 12% promissory notes due in January 1998. As additional consideration the noteholders received warrants to purchase an aggregate of 199,311 ARTRA common shares at a price of $3.75 per share. The warrants expire in August 1999. The warrantholders have the right to put these warrants back to ARTRA at any time during a period commencing in January 1998 and ending in August 1999, at a price of $3.00 per share. The cost of this obligation ($598,000 if all warrants are put back to the Company) was amortized in the Company's financial statements as a charge to interest expense over the period July 1997 (the date of the private placement) through January 1998 (the scheduled maturity date of the notes). The proceeds from the July 1997 private placement were advanced to Peter R. Harvey. See discussion and disposition of Mr. Harvey's advances in Note 16.

The July 1997 private placement notes were repaid and /or refinanced with proceeds of the January 1998 private placement of 12% notes and with proceeds from the litigation settlement discussed in Note 11 to the consolidated financial statements.


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

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)



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

In April 1998, the $2,000,000 in outstanding borrowings from the above director was extended by a demand note bearing interest at 10%. As additional compensation, the director received a warrant to purchase 50,000 ARTRA common shares at a price of $3.25 per share.

In August 1998, ARTRA borrowed an additional $500,000 from the above director evidenced by a note, due December 20, 1998, bearing interest at 15%. As additional compensation, the director received a warrant to purchase 20,000 ARTRA common shares at a price of $3.94 per share.

The borrowings from this director were collaterallized by a secondary interest in all of the common stock of BCA (the parent of Bagcraft).

In November 1998, the borrowings from this director were repaid with proceeds received from the sale of the discontinued Bagcraft subsidiary.


         Other

At December 31, 1997, ARTRA also had outstanding short-term borrowings from other unrelated parties aggregating $601,000, with interest rates varying between 10 % and 12%.

In April 1998 the Company and its Fill-Mor subsidiary entered into a margin loan agreement with a financial institution which provided for borrowings of $1,000,000, with interest at 8.5%. Borrowings under the loan agreement were collateralized by 490,000 shares of COMFORCE common stock owned by the Company's Fill-Mor subsidiary. The proceeds of the loan were used for working capital. This loan was repaid in December 1998 with proceeds received from the sale of the discontinued Bagcraft subsidiary.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)



In October 1997 a lender agreed to accept 357,270 ARTRA common shares in payment of the principal amount of approximately $1,500,000 due on certain demand notes. In January 1998 the lender returned the 357,270 ARTRA common shares to the Company for cash consideration of approximately $1,500,000.

The weighted average interest rate on all short-term borrowings at December 31, 1997 was 11.5%.


8.       LONG-TERM DEBT

     Long-term debt at December 31, 1997 (in thousands) consisted of:

Bagcraft:
    Credit Agreement:
        Term Loan A, interest at the lender's index rate plus .25%    $ 20,000

        Term Loan B, interest at the lender's index rate plus .75%       5,000

        Term Loan C, interest at the lender's index rate plus 1%         7,500

        Revolving credit loan, interest at the lender's indexrate        9,313

        Unamortized discount                                            (1,425)

    City of Baxter Springs, Kansas loan agreements,
         interest at varying rates                                       9,968
                                                                       -------
                                                                        50,356
ARTRA 12% promissory notes refinanced in January 1998                    4,725
                                                                       -------
                                                                        55,081
    Current scheduled maturities                                        (4,462)
                                                                       -------
                                                                       $50,619
                                                                       =======

         Bagcraft

At December 31, 1997, the discontinued Bagcraft subsidiary had outstanding borrowings under its credit agreement ("Credit Agreement") totaling $40,388,000. The Credit Agreement, amended and restated February 27, 1998, provided for a revolving loan agreement and three term loans. Amounts due under the Credit Agreement were repaid with proceeds from the sale of assets of the discontinued Bagcraft subsidiary.

In March 1994 Bagcraft and the City of Baxter Springs, Kansas completed a $12,500,000 financing package associated with the construction of a new 265,000 sq. ft. production facility in Baxter Springs, Kansas. The financing package funded by a combination of Federal, state and local funds, consisted of certain loan agreements payable by Bagcraft directly to the City of Baxter Springs. At December 31, 1997, the outstanding borrowings under these loans totaled $9,968,000. Obligations due under these loans were assumed by the buyer of the assets of the discontinued Bagcraft subsidiary.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)



         ARTRA

As discussed in Note 7, $7,475,000 of ARTRA 12% promissory notes due in January 1998 were repaid and /or refinanced principally with proceeds of a January 1998 private placement of 12% notes payable in January 1999. Private placement notes in the principal amount of $4,725,000 refinanced by the January 1998 private placement notes were classified as long-term debt at December 31, 1997.


9.       REDEEMABLE PREFERRED STOCK

                                                                      December 31,   December 31,
                                                                           1998          1997
                                                                           ----          ----

     Currently payable:
        BCA Holdings preferred stock, Series B,
           $1.00 par value, 6% cumulative,
           including accumulated dividends;
           redeemable on demand with a liquidation preference
           of $1,000 per share; authorized 8,135 shares;
           issued and outstanding 1,675.79 shares in 1998
           and 7,847.79 shares in 1997                                  $    *           9,831

         Bagcraft redeemable preferred stock originally issued
           to a related party, $.01 par value, 13.5% cumulative;
           including accumulated dividends; redeemable on demand
           with a liquidation preference equal to $100 per share;
           issued 8,650 shares                                               *         $ 2,124


                                                                         -------       -------
                                                                         $   -         $11,955
                                                                         =======       =======

     Noncurrent:
         ARTRA redeemable preferred stock, Series A,
           $1,000 par value, 6% cumulative payment-in-kind,
           including accumulated dividends,  net of
           unamortized discount of $239 in 1998 and 859 in 1997;
           redeemable March 1, 2000 at $1,000 per share
           plus accrued dividends;
           authorized 2,000,000 shares all series;
           issued and outstanding 1,849.34 shares in
           1998 and 3,583.62 shares in 1997                              $   *         $ 4,799

         BCA Holdings preferred stock, Series A,
           $1.00 par  value, 6% cumulative,
           including accumulated dividends;
           liquidation preference of $1,000 per share;
           10,000 shares authorized; issued and outstanding
           1,672.15 shares in 1998 and 3,456.18 shares in 1997             2,857         4,311
                                                                         -------       -------
                                                                         $ 2,857       $ 9,110
                                                                         =======       =======

--------------------------------

* Included in liabilities of discontinued operations at December 31, 1998, see discussion below.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



In March 1990, ARTRA issued 3,750 shares of $1,000 par value junior non-convertible payment-in-kind redeemable Series A Preferred Stock with an estimated fair value of $1,012,000, net of unamortized discount of $2,738,000 as partial consideration for the acquisition of the discontinued Bagcraft subsidiary.

In August and September 1997 ARTRA repurchased 166.38 shares of ARTRA Series A redeemable preferred stock with a carrying value of $209,000 for cash of $120,000. The redeemable preferred stock purchase resulted in a gain of $89,000, which was reflected in the Company's consolidated financial statements as a credit to additional paid-in capital. The Series A Preferred Stock accrues dividends at the rate of 6% per annum and is redeemable by ARTRA on March 1, 2000 at a price of $1,000 per share plus accrued dividends. Accumulated dividends of $1,246,000 and $2,074,000 were accrued at December 31, 1998 and December 31, 1997, respectively.


         BCA Holdings/ Bagcraft

During 1992 and 1993, in exchange for cash consideration of $3,675,000, a former related party received 3,675 shares of BCA Series A preferred stock (6% cumulative, redeemable preferred stock with a liquidation preference equal to $1,000 per share). At December 31, 1998, liabilities of discontinued operations included 1,672.18 BCA Series A redeemable preferred shares with accumulated dividends of $514,000.

Effective February 15, 1996, BCA, Bagcraft and a former related party entered into an agreement to exchange certain preferred stock between the Companies. Per terms of the exchange agreement BCA issued 8,135 shares of BCA Series B preferred stock (13.5% cumulative, redeemable preferred stock with a liquidation preference equal to $1,000 per share) to the former related party in exchange for 41,350 shares of Bagcraft redeemable preferred stock. At December 31, 1998, liabilities of discontinued operations included 1,675.79 BCA Series B redeemable preferred shares with accumulated dividends of $650,000.

At December 31, 1998, liabilities of discontinued operations included 8,650 shares of Bagcraft 13.5% cumulative, redeemable preferred stock (liquidation preference equal to $100 per share). Accumulated dividends of $1,315,000 were accrued at December 31, 1998.

As discussed in Note 16, effective January 31, 1998, Peter R. Harvey exchanged certain ARTRA/BCA preferred stock to retire advances from ARTRA totaling $12,787,000.


10.      STOCK OPTIONS AND WARRANTS

         Stock Option Plans

In August, 1996, ARTRA's shareholders approved a stock option plan (the "1996 Plan") for certain officers, key employees and others who render services to the Company or its subsidiaries. The 1996 Plan reserves 2,000,000 shares of the Company's common stock for the granting of options on or before August 29, 2006. Options granted under the Plan shall be in the form of incentive stock options ("ISOs"), as defined under the Internal Revenue Code of 1986, as amended (the "Code") or non-statutory options which do not qualify under the Code ("NSOs"), or both, at the discretion of the Company. The purchase price of options granted under the 1996 Plan shall be not less than fair market value at the date of grant for ISOs, not less than 110% of fair market value on the date of grant for an ISO granted to a shareholder possessing 10% more of the voting stock of the Company and the fair market value per share on the date of grant in the case of NSOs. Effective October 4, 1996, the Company issued certain officers and key employees of ARTRA options to purchase 532,750 shares of ARTRA common stock at $5.25 per share, the fair market value on the date of grant. The options vested immediately and expire ten years from the date of grant.

In August 1996, ARTRA's shareholders also approved a 1996 Disinterested Directors Stock Option Plan (the "1996 Director Plan") for directors of the Company who are not employees or officers. The 1996 Director Plan reserves 200,000 shares of

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)



the Company's common stock for the granting of NSOs on or before August 29, 2006 at a price equal to fair market value per share on the date of grant. In May 1998 the Company issued its outside directors options to purchase an aggregate of 62,500 ARTRA common shares at $3.75 per share, the fair market value on the date of grant. The options vested immediately and expire ten years from the date of grant.

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

Effective for the fiscal year ending December 26, 1996, the Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". In 1998 and 1996 all stock options were granted at an exercise price equal to fair market value at the date of grant and, accordingly, no compensation expense has been recognized in connection with the Company's stock option plans. Had compensation cost for the Company's stock option plan been determined based on the fair value on the date of grant for awards in 1998 and 1996 consistent with the provisions of SFAS No. 123, the Company's earnings applicable to common shares would have been reduced to the pro forma amounts indicated below:


                                           Year Ended December 31, 1998  Year Ended December 26, 1996
                                           ----------------------------  ----------------------------
                                              As Reported    Pro forma    As Reported    Pro forma
                                               ----------    ----------    ----------    ----------
                                                      (in thousands, except per share data)

Earnings (loss) applicable to common shares:
    Continuing operations                      $   (6,117)   $   (6,216)   $   (1,456)   $   (2,906)
    Discontinued operations                        38,930        38,930         3,994         3,994
                                               ----------    ----------    ----------    ----------
    Earnings before
     extraordinary credit                          32,813        32,714         2,538         1,088
    Extraordinary credit                             --            --           9,424         9,424
                                               ----------    ----------    ----------    ----------

         Net earnings                          $   32,813    $   32,714    $   11,962    $   10,512
                                               ==========    ==========    ==========    ==========


Earnings (loss) per share:
    Basic
      Continuing operations                    $     (.78)   $     (.79)   $     (.19)   $     (.39)
      Discontinued operations                        4.94          4.94           .53           .53
                                               ----------    ----------    ----------    ----------
      Earnings before
         extraordinary credit                        4.16          4.15           .34           .14
      Extraordinary credit                           --            --            1.25          1.25
                                               ----------    ----------    ----------    ----------
         Net earnings                          $     4.16    $     4.15    $     1.59    $     1.39
                                               ==========    ==========    ==========    ==========


    Diluted
      Continuing operations                    $     (.78)   $     (.79)   $     (.19)   $     (.39)
      Discontinued operations                        4.94          4.94           .53           .53
                                               ----------    ----------    ----------    ----------
      Earnings before
         extraordinary credit                        4.16          4.15           .34           .14
      Extraordinary credit                           --            --            1.25          1.25
                                               ----------    ----------    ----------    ----------
         Net earnings                          $     4.16    $     4.15    $     1.59    $     1.39
                                               ==========    ==========    ==========    ==========

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)



The fair value of stock options granted in 1998 and 1996 was estimated using the
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions:


                                                      1998           1996
                                                      ----           ----

           Expected life (years)                        5              5
           Interest rate                               5.0%           6.5%
           Volatility                                 50.0%          50.0%
           Dividend yield                               -              -


Information regarding all stock option plans for the three years in the piod ended December 31, 1998 is as follows:

                                                 1998          1997           1996
                                             ----------    ----------    -----------
Options outstanding at beginning of year        913,050       917,850        431,500
Options granted                                  62,500          --          532,750
Options exercised                                (4,300)       (4,800)       (40,400)
Options canceled                                   --            --           (6,000)
                                             ----------    ----------    -----------

Options outstanding at end of year              971,250       913,050        917,850
                                             ==========    ==========    ===========

Options exercisable at end of year              971,250       913,050        917,850
                                             ==========    ==========    ===========

Options available for grant at end of year    1,604,750     1,667,250      1,667,250
                                             ==========    ==========    ===========


Weighted average option prices:
    Outstanding at beginning of year         $   4.61        $   4.61      $    3.89
    Options granted                          $  3.125            --        $    5.25
    Options exercised                        $   3.70        $   3.70      $    5.01
    Options canceled                             --              --        $   10.00
    Outstanding at end of year               $   4.52        $   4.61      $    4.61
    Exercisable at end of year               $   4.52        $   4.61      $    4.61


Significant option groups outstanding at December 31, 1998 and related weighted average price and remaining life information are as follows:


                        Options           Options        Exercise    Remaining
     Grant Date       Outstanding       Exercisable        Price    Life (Years)
     ----------       -----------       -----------        -----    ------------

      05-27-98             62,500            62,500        $3.125        9

      10-04-96            532,750           532,750        $5.25         7

      01-08-93           143,500            143,500        $3.75         4

      06-22-92              6,000             6,000        $5.25         3

      09-19-91             51,667            51,667        $3.65         2

      12-19-90            174,833           174,833        $3.65         1

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)



Effective January 6, 1999, the Company issued certain officers and key employees of ARTRA options to purchase 413,250 shares of ARTRA common stock at $4.75 per share, the fair market value on the date of grant. The options vested immediately and expire ten years from the date of grant. Additionally, effective January 6, 1999, the Company issued its outside directors options to purchase an aggregate of 20,000 ARTRA common shares at $4.75 per share, the fair market value on the date of grant, to certain outside directors. The options vested immediately and expire ten years from the date of grant. These outside directors were not board members at the time of the May 1998 disinterested director option grants.


         Warrants

Information regarding warrants to purchase shares of the Company's common stock for the three years in the period ended December 31, 1998 is as follows:

                                                1998          1997          1996
                                            ----------    ----------    ----------
Warrants outstanding at beginning of year    2,592,350     1,711,032     1,148,549
Warrants granted                               192,500     1,196,894       632,583
Warrants exercised                                --         (35,000)      (37,500)
Warrants put back                             (500,000)     (114,000)         --
Warrants expired                              (214,850)     (166,576)      (32,600)
                                            ----------    ----------    ----------
Warrants outstanding at end of year          2,070,000     2,592,350     1,711,032
                                            ==========    ==========    ==========


                                                $3.00         $3.50         $3.50
Exercise prices per share                         to            to            to
                                                $8.00         $8.00         $9.875


The warrants, exercisable from the date of issue, expire at various dates through 2003. These warrants were issued principally as additional compensation for various short-terms loans. At December 31, 1998, warrantholders had the right to put warrants to purchase 833,144 shares of ARTRA common stock back to the Company for total consideration of $1,705,000. During 1998 warrants to purchase 500,000 shares of ARTRA common stock at prices ranging from $3.75 per share to $5.00 per share were put back to ARTRA for total consideration of $1,420,000. During 1997 warrants to purchase 114,000 shares of ARTRA common stock at prices ranging from $5.00 per share to $6.00 per share were put back to ARTRA for total consideration of $228,000.


11.      COMMITMENTS AND CONTINGENCIES

Rental expense from continuing operations was $138,000, $134,000 and $134,000 in fiscal years 1998, 1997 and 1996, respectively. Effective December 1995, John Harvey, the Company's Chairman of the board of directors purchased the building in which the Company leases office for its corporate headquarters. The lease expired in December 1998 and has been extended on a month-to-month basis. Rental expense for this lease was $126,000 annually for fiscal years 1998, 1997 and 1996.

The Company and its subsidiaries are the defendants in various business-related litigation and environmental matters. At December 31, 1998 and December 31, 1997, the Company had accrued current liabilities of $1,500,000 and $1,800,000, respectively, for potential business-related litigation and environmental liabilities. While these litigation and environmental matters involve wide ranges of potential liability, management does not believe the outcome of these matters will have a material adverse effect on the Company's financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)



The discontinued Bagcraft subsidiary's Chicago facility has been the subject of allegations that it violated laws and regulations associated with the Clean Air Act. The facility has numerous sources of air emissions of volatile organic materials ("VOMs") associated with its printing operations and is required to maintain and comply with permits and emissions regulations with regard to each of these emission sources.

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

In recent years, the Company has been a party to certain product liability claims relating to the former Synkoloid subsidiary. The Company's product liability insurance has covered all such claims settled to date. As of December 31, 1998, the Company anticipates that its product liability insurance is adequate to cover any additional pending claims.

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

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)



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


12.      INCOME TAXES

The provision (credit) for income taxes (in thousands) is included in the statements of operations as follows:


                                       1998       1997       1996
                                    -------    -------    -------

         Continuing operations      $  --      $  --      $  --
         Extraordinary credit          --         --          200
         Discontinued  operations     1,600        (19)       152
                                    -------    -------    -------
                                    $ 1,600    $   (19)   $   352
                                    =======    =======    =======


A summary of the provision (credit) for income taxes (in thousands) is as follows:


                                      1998       1997       1996
                                    -------    -------    -------

         Current:
             Federal                $   700    $  --      $   200
             State                      900        (19)       152
                                    -------    -------    -------

                                    $ 1,600    $   (19)   $   352
                                    =======    =======    =======


Due to the utilization of tax loss carryforwards, no Federal income tax expense is reflected in the Company's financial statements resulting from the 1998 earnings from discontinued operations or the 1996 extraordinary credit, except for Federal alternative minimum tax. The 1996 extraordinary credit represents a net gain from discharge of indebtedness.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



12.      INCOME TAXES, continued

In 1998, 1997 and 1996, the effective tax rates from operations, including discontinued operations were 4.5%, (1.0)% and 2.5%, respectively, as compared to the statutory Federal rate, which are reconciled (in thousands) as follows:


                                                   1998      1997        1996
                                                --------   --------    --------

  Provision (credit) for income taxes
    using statutory rate                        $ 12,013   $    633    $  4,709
  State and local taxes,
    net of Federal benefit                           900        (19)        152
  Current year tax loss not utilized                --       (1,680)       --
  Deferred finance fee                              --          919         127
  Amortization of goodwill                          --          104         104
  Previously unrecognized benefit
    from utilizing tax loss carryforwards        (12,035)      --        (4,767)
  Alternative minimum tax                            700       --          --
  Other                                               22         24          27
                                                --------   --------    --------
                                                $  1,600   $    (19)   $    352
                                                ========   ========    ========

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



12.      INCOME TAXES, continued

The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax liabilities and deferred tax assets at December 31, 1998 and December 31, 1997 and their approximate tax effects (in thousands) are as follows:

                                                                1998                       1997
                                                    --------------------------   ------------------------
                                                     Temporary        Tax        Temporary        Tax
                                                     Difference    Difference    Difference    Difference

         Investment in COMFORCE Corporation           $ 36,000      $ 14,000      $ 36,000      $ 14,000
         Accrued personnel costs                          --            --           1,200           500
         Restructuring reserve                            --            --             600           200
         Environmental reserve                            --            --             300           100
         Other                                           2,500         1,000         3,400         1,300
         Capital loss carryforward                        --            --           3,500         1,400
         Net operating loss                             10,200         4,000        40,000        15,600
                                                                    --------                    --------
                   Total deferred tax assets                          19,000                      33,100
                                                                    --------                    --------

         Inventories                                      --            --          (1,900)         (700)

         Accumulated depreciation                         --            --          (5,100)       (2,000)

         Other                                            (800)         (300)         (800)         (300)
                                                                    --------                    --------
                   Total deferred tax liabilities                       (300)                      3,000
                                                                    --------                    --------
                   Valuation allowance                               (18,700)                    (30,100)
                                                                    --------                    --------
                   Net deferred tax asset                           $   --                      $   --
                                                                    ========                    ========


The Company has recorded a valuation allowance with respect to the future tax benefits and the net operating loss reflected in deferred tax assets as a result of the uncertainty of their ultimate realization.

At December 31, 1998, the Company and its subsidiaries had Federal income tax loss carryforwards of approximately $10,000,000 expiring principally in 2010 - 2012, available to be applied against future taxable income, if any. In recent years, the Company has issued shares of its common stock to repay various debt obligations, as consideration for acquisitions, to fund working capital obligations and as consideration for various other transactions. Section 382 of the Internal Revenue Code of 1986 limits a corporation's utilization of its Federal income tax loss carryforwards when certain changes in the ownership of a corporation's common stock occurs. In the opinion of management, the Company is not currently subject to such limitations regarding the utilization of its Federal income tax loss carryforwards. Should the Company continue to issue a significant number of shares of its common stock, it could trigger a limitation that would prevent it from utilizing a substantial portion of its Federal income tax loss carryforwards.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



13.      EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution 401 (k) plan covering substantially all employees. Both employee and employer contributions are generally determined as a percentage of the covered employee's annual compensation. The total expense charged to operations relating to this plan amounted to $45,000, $38,000 and $28,000 in 1998, 1997 and 1996, respectively.

The Company typically does not offer the types of benefit programs that fall under the guidelines of Statement of Financial Accounting Standards No. 132 - Employers' Disclosures about Pensions and Other Postretirement Benefits.


14.      EARNINGS PER SHARE

The Company adopted SFAS No. 128, "Earnings per Share," for the year ended December 31, 1998. Adoption of this pronouncement, which was applied to prior periods presented, did not have a material impact on the Company's financial statements.

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

Earnings (loss) per share for each of the three fiscal years in the period ended December 31, 1998 was computed as follows (in thousands, except per share amounts):


                                                    Year Ended                Year Ended                  Year Ended
                                                December 31, 1998         December 31, 1997            December 26, 1996
                                               ---------------------     ---------------------      ------------------------
                                                 Basic       Diluted       Basic       Diluted         Basic       Diluted
                                               --------      --------    --------      --------      --------      --------
   AVERAGE SHARES OUTSTANDING:
     Weighted average shares outstanding          7,891         7,891       7,970         7,970         7,525         7,525
     Common stock equivalents
         (options/warrants)                        --            --          --            --            --            --
                                               --------      --------    --------      --------      --------      --------
                                                  7,891         7,891       7,970         7,970         7,525         7,525
                                               ========      ========    ========      ========      ========      ========

   EARNINGS (LOSS):
     Earnings (loss) from
       continuing operations                   $ (5,707)     $ (5,707)   $  1,066      $  1,066      $   (445)     $   (445)
     Dividends applicable to
        redeemable preferred stock                 (410)         (410)       (693)         (693)         (621)         (621)
     Redeemable common stock accretion             --            --          (400)         (400)         (390)         (390)
                                               --------      --------    --------      --------      --------      --------
     Loss from continuing operations
        applicable to common shareholders        (6,117)       (6,117)        (27)          (27)       (1,456)       (1,456)
     Earnings (loss) from
       discontinued operations                   38,930        38,930        (293)         (293)        3,994         3,994
                                               --------      --------    --------      --------      --------      --------
     Earnings (loss) before
       extraordinary credit                      32,813        32,813        (320)         (320)        2,538         2,538
     Extraordinary credit                          --            --          --            --           9,424         9,424
                                               --------      --------    --------      --------      --------      --------

     Net earnings (loss)                       $ 32,813      $ 32,813    $   (320)     $   (320)     $ 11,962      $ 11,962
                                               ========      ========    ========      ========      ========      ========


                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



14.      EARNINGS PER SHARE, continued


                                             Year Ended            Year Ended          Year Ended
                                          December 31, 1998     December 31, 1997    December 26, 1996
                                         --------------------  ------------------   -------------------
                                         Basic       Diluted   Basic     Diluted   Basic      Diluted

   PER SHARE AMOUNTS:
     Loss from continuing operations
        applicable to common shares      $   (.78)  $   (.78)  $  --     $  --     $   (.19)  $   (.19)
     Earnings (loss) from
        discontinued  operations             4.94       4.94      (.04)     (.04)       .53        .53
                                         --------   --------   -------   -------   --------   --------

     Earnings (loss) before
        extraordinary credit                 4.16       4.16      (.04)     (.04)       .34        .34
     Extraordinary credit                   --         --         --        --         1.25       1.25
                                         --------   --------   -------   -------   --------   --------

     Net earnings (loss) applicable
        to common shares                 $   4.16   $   4.16   $  (.04)  $  (.04)  $   1.59   $   1.59
                                         ========   ========   =======   =======   ========   ========




15.           LITIGATION

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

Effective December 31, 1997, the above parties reached a settlement agreement and all pending litigation was dismissed. ARTRA recognized a gain from the settlement agreement of $10,416,000 ($1.31 per share), net of related legal fees and other expenses.

The Company and its subsidiaries are the defendants in various other business-related litigation and environmental matters (see Note 11). Management does not believe the outcome of these matters will have a material adverse effect on the Company's financial statements.


16.      RELATED PARTY TRANSACTIONS

At December 31, 1997, advances to Peter R. Harvey, ARTRA's president, classified in the consolidated balance sheet as a reduction of common shareholders' equity, (in thousands) consisted of:

             Total advances, including accrued interest            $18,226

             Less interest for the period January 1,
             1993 to date, accrued and fully reserved               (2,789)
                                                                   -------
                                                                    15,437
             Less compensation/expense reimbursement                (2,816)
                                                                   -------
                   Net advances                                    $12,621
                                                                   =======

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



ARTRA had total advances due from its president, Peter R. Harvey, of which $18,226,000, including accrued interest, remained outstanding at December 31, 1997. These advances provided for interest at varying rate from 10.5% to 12%. This receivable from Peter R. Harvey had been classified as a reduction of common shareholders' equity.

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

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS for each of the three fiscal years in the period ended December 31, 1998
                                 (in thousands)



        Column A                                    Column B                   Column C                   Column D        Column E
       -----------                               ---------------    -------------------------------    ---------------  ------------

                                                                               Additions
                                                                    ------------------------------

                                                                         (a)             (b)
                                                   Balance at         Charged to      Charged to
                                                  Beginning of        Costs and         Other          Deductions        Balance at
        Description                                  Period            Expenses        Accounts        (Describe)      End of Period
                                                ---------------    ---------------  --------------    -------------    -------------



For the fiscal year ended December 31, 1998:

   Deducted from assets to which they apply:
      Allowance for inventory valuation               $ 277             $  21                             $ (298)(C)          $ -
                                                      =====             ======                            ======              =====

      Allowance for doubtful accounts                 $ 275             $  45                             $ (320)(C)          $ -
                                                      =====             ======                            ======              ======


For the fiscal year ended December 31, 1997:

   Deducted from assets to which they apply:

      Allowance for inventory valuation               $ 249             $  172                            $ (144)(B)          $ 277
                                                      =====             =======                           ======              =====

      Allowance for doubtful accounts                 $ 512             $  63                             $ (300)(A)          $ 275
                                                      =====             ======                            ======              =====


For the fiscal year ended December 26, 1996:

   Deducted from assets to which they apply:

      Allowance for inventory valuation               $ 290             $  191                            $ (232)(B)          $ 249
                                                      =====             =======                           ======              =====

      Allowance for markdowns                         $ 250             $ 365                             $ (103)(A)          $ 512
                                                      =====             ======                            ======              =====

 (A) Principally markdowns taken. (B) Principally inventory written off, net of recoveries. (C) Principally amounts of discontinued operations.



                                INDEX OF EXHIBITS


     (A) Exhibits included herein:

         EXHIBIT 21        Subsidiaries.

         EXHIBIT 23        Consent of Independent Accountants.

         EXHIBIT 27        Financial Data Schedule


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


         EXHIBIT 10      Material contracts

                    10.1 AMENDMENT NO. 2 TO ASSETS PURCHASE AGREEMENT,  dated as of October 26, 1998, to the Assets Purchase Agreement, dated as of August 26, 1998 by and among ARTRA GROUP Incorporated, BCA Holdings, Inc., Bagcraft Corporation of America ("Bagcraft"), ("Seller") and Packaging Dynamics L.L.C. and Bagcraft Acquisition L.L.C. ("Buyer") regarding purchase of the business assets, subject to Buyer's assumption of certain liabilities, of Bagcraft, filed as an exhibit to Registrant's Form 10-Q, for the quarter ended September 30, 1998.

                    10.2 NON-COMPETE AGREEMENT,  by and among Packaging Dynamics
                         L.L.C., Bagcraft Acquisition L.L.C. ("Buyer") and ARTRA GROUP Incorporated and BCA Holdings, Inc. ("Seller"), filed as an exhibit to Registrant's Form 10-Q, for the quarter ended September 30, 1998.

                    10.3 Assets Purchase Agreement, dated as of August 26, 1998, by and among ARTRA GROUP Incorporated, BCA Holdings, Inc., Bagcraft Corporation of America "Bagcraft"), ("Sellers") and Packaging Dynamics L.L.C. and Bagcraft Acquisition L.L.C.("Buyers") regarding purchase of the business assets, subject to Buyer's assumption of certain liabilities, of Bagcraft, filed as an exhibit to Registrant's Form 8-K, dated September 2, 1998.