Form 10-K/A
period 1998-12-31
ARTRA GROUP INC
filed 1999-04-26
CIK 200243

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 31, 1998

                                       OR

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities and
         Exchange Act of 1934
         For the transition period from                 to
                                        ---------------    ----------------

Commission file number: 1-3916

                            ARTRA GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)


  Commonwealth of Pennsylvania                           25-1095978
 --------------------------------            ----------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


  500 Central Avenue, Northfield, IL                      60093
 --------------------------------------                  --------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:    (847) 441-6650

Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of Each Exchange
      Title of Each Class                              on Which Registered
-------------------------------                      -----------------------
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

State the aggregate market value of the voting stock held by nonaffiliates of the registrant at January 29, 1999: $36,435,000.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at January 29, 1999
--------------------------------                -------------------------------
Common stock, without par value                           7,864,228

Documents Incorporated by Reference: None.

Items Amended:  Part III, Item 10, Item 11, Item 12 and Item 13.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

Directors and Executive Officers of Artra

         Information Regarding Directors

         The following table lists the name and age of each director of Artra, his business experience, his positions with Artra and certain directorships.

Name                       Age          Positions and Experience
----                       ---          ------------------------

John Harvey                67           Chairman of the Board of  Directors  and
                                        Chief   Executive   Officer   of  Artra;
                                        Director  since  1968;  Chairman  of the
                                        Board  of   Directors,   since  1985,  a
                                        Director  from 1982 to December 1995 and
                                        the Chief Executive Officer from 1990 to
                                        November  1995 of  COMFORCE  Corporation
                                        (temporary   professional    employment,
                                        formerly   The  Lori   Corporation);   a
                                        Director  of  Plastic   Specialties  and
                                        Technologies,  Inc. (textiles,  hose and
                                        tubing);     Director     of     PureTec
                                        Corporation, the successor by merger to Ozite, until March of 1998, when PureTec was merged into Teckni-Plex, Inc.

Peter R. Harvey            64           President and  Chief  Operating  Officer
                                        and a Director  since 1968;  Director of
                                        COMFORCE     Corporation      (temporary
                                        professional  employment,  formerly  The
                                        Lori  Corporation) from 1985 to December
                                        1995  and  a  vice   president   through
                                        January   1996;   Director   of  PureTec
                                        Corporation (textiles, hose and tubing), the successor by merger to Ozite, until March of 1998, when PureTec Corporation was merged into Teckni-Plex, Inc.

Gerard M. Kenny            46           Director  since  1988;  Executive   Vice
                                        President  and  Director  since  1982 of
                                        Kenny  Construction  Company  since 1982
                                        (diversified    heavy     construction);
                                        General  Partner of  Clinton  Industries
                                        (investments), a limited partnership, since 1972.

Edward A. Celano           60           Director  since  1996;   Executive  Vice
                                        President  of the  Atlantic  Bank of New
                                        York  since  May 1,  1996,  Senior  Vice
                                        President of National Westminster, USA from 1984 through April 1996, corporate finance.

Howard R. Conant           74           Director since 1996; Retired Chairman of
                                        the Board of Interstate Steel Co., 1970 to 1990, and a consultant to Interstate through 1992.

Maynard K. Louis           69           Director since 1996; Retired Chairman of
                                        the  Board  of Lord  Label,  a  printing
                                        company  now known as Porter & Chadburn,
                                        from 1965 to 1989, Vice President,  1989
                                        to 1993,  director  of Artra  from  1993
                                        through 1995.

Robert L. Johnson          62           Director since 1996; Chairman and  Chief
                                        Executive   Officer  of  Johnson  Bryce,
                                        Inc.,  flexible  packaging  materials of
                                        food    products    since   1991,    and
                                        previously,   for  many  years,  a  vice
                                        president   of  Sears   Roebuck   &  Co.
                                        (retailing company).

Mark Santacrose            39           Director  since   1997;   President   of
                                        Bagcraft  Corporation  of America (n/k/a
                                        Golden   Corp.),    flexible   packaging
                                        materials of food products,  since 1994;
                                        Executive  Vice  President  of  Bagcraft
                                        since  1993;   following   the  sale  of
                                        substantially   all  of  the  assets  of
                                        Bagcraft in 1998,  President of Bagcraft
                                        Packaging LLC, a subsidiary of Packaging
                                        Dynamics LLC since 1998.

John K. Tull               72           Director since 1998;  President of  J.K.
                                        Tull Associates LTD., a mergers and acquisitions firm, since 1986.

         COMFORCE Corporation was a 64.3% owned subsidiary of Artra until December, 1995. Artra now owns approximately 9% of COMFORCE Corporation. PureTec International, Inc. and Plastics Specialities and Technologies, Inc. were affiliates of Artra. Bagcraft was a wholly owned subsidiary of BCA Holdings, Inc., a wholly owned subsidiary of Artra. In November, 1998, substantially all of the assets of Bagcraft were sold to Packaging Dynamics LLC, the parent entity of Bagcraft Packaging LLC.

         Information Regarding Executive Officers

         Set forth below is information concerning the executive officers and other key employees of Artra who were in office or employed as of the date of this Proxy Statement/Prospectus.

Name                 Age     Position
----                 ---    --------

John Harvey          67    Chairman of the Board and Chief Executive Officer
Peter R. Harvey      64    President and Chief Operating Officer
John G. Hamm         60    Executive Vice President
Robert S. Gruber     64    Vice President - Corporate Relations
James D. Doering     62    Vice President, Treasurer and Chief Financial Officer
John Conroy          54    Vice President - Corporate Administration
Lawrence D. Levin    47    Controller
Edwin G. Rymek       68    Secretary

         John Harvey is the Chairman and Chief Executive Officer of Artra. See "Information Concerning Directors" above for a description of Mr. Harvey's relevant business experience.

         Peter R. Harvey is the President and Chief Operating Officer of Artra. See "Information Concerning Directors" above for a description of Mr. Harvey's relevant business experience.

         John G. Hamm is the Executive Vice President of Artra. Mr. Hamm has served as Executive Vice President since February 1988 and as the Vice President
- Finance from 1975 until 1988 of Artra. Mr. Hamm has also served as Vice President Finance from August 1990 until July 1995 and as a Director from 1984 until July 1995 of Ozite Corporation. Mr. Hamm has also served as a Director of SoftNet Systems, Inc. from 1985 to February 1999 and a Director of Plastic Specialties and Technologies, Inc. from 1985 until January, 1996.

         Robert S. Gruber is the Vice President - Corporate Relations of Artra. Mr. Gruber has served as Vice President - Corporate Relations of Artra since 1975 and as a consultant to The Lori Corporation from 1982 to 1995. Mr. Gruber has also served as a consultant to COMFORCE Corporation during 1996.

         James D. Doering is the Vice President, Treasurer and Chief Financial Officer of Artra. Mr. Doering has served as Vice President since 1980, Treasurer since 1987, Chief Financial Officer since February 1988, and Controller from 1980 to 1987. Mr. Doering has also served as Vice President and Chief Financial Officer of COMFORCE Corporation from February 1988 through January 1996.

         John Conroy is the Vice President - Corporate Administration of Artra. Mr. Conroy has served as Vice President - Corporate Administration since March 1990. Prior thereto, he served as Vice President - Corporate Administration, of Sargent-Welch Scientific Company from September 1988 to December 1989. Mr. Conroy previously served in various risk management positions with Artra from 1978 to September 1988, most recently as Corporate Risk Director.

         Lawrence D. Levin is the Controller of Artra. Mr. Levin has served as Controller since 1987, Assistant Treasurer and Assistant Secretary since 1980 and Assistant Controller from 1980 to 1987. Mr. Levin has also served as Controller of COMFORCE since December 1989 through January 1996 and as the Assistant Chief Financial Officer of COMFORCE Corporation from May 1993 through January 1996.

         Edwin G. Rymek is the Secretary of Artra. Mr. Rymek has served as Secretary of Artra since 1987 and of COMFORCE Corporation from 1982 through 1995.

         Officers are appointed by the Artra Boards of Directors and its subsidiaries and serve at the pleasure of each respective board. Except for the relationship of Peter R. Harvey and John Harvey who are brothers, there are no family relationships among the executive officers and/or directors, nor are there any arrangements or understandings between any officer and another person pursuant to which he was appointed to office except as may be hereinafter described.

         Section 16(a) Beneficial Reporting Compliance

         Section 16(a) of the Exchange Act requires that officers and directors of Artra, as well as persons who own more than 10% of a class of equity securities of Artra, file reports of their ownership of such securities, as well as monthly statements of changes in such ownership, with Artra and the Commission. Based upon written representations received by Artra from its officers and directors and reports filed with Artra during 1998, Artra believes that all such filings required during 1998 were made on a timely basis.

Item 11.          Executive Compensation

Directors' Compensation

         Directors who are not employees of Artra are entitled to receive an annual retainer of $10,000. Each outside director who sits on an established committee of Artra is entitled to receive $250 per committee meeting attended and the chairman of a committee is entitled to receive $500 for each meeting. Employees of Artra who also serve as directors or committee members receive no additional compensation for such service. During the year ended December 21, 1998, Artra granted to each of its five outside directors stock options to purchase 12,500 shares of Artra Common Stock at a purchase price of $3.125 per share.
These options have a term of ten years form the date of grant.

Executive Officer Compensation

         The following table shows all compensation paid by Artra and its subsidiaries for the fiscal years ended December 31, 1998, and December 31, 1997 and December 26, 1996, to the chief executive officer of Artra and each of its other most highly compensated executive officers who were serving as executive officers of Artra as of December 31, 1998, or who would have been included had he been serving as an executive officer of Artra as of December 31, 1998, and whose compensation exceeded $100,000 in 1998.

                           Summary Compensation Table

                                                                                          Long-Term
                                                                                        Compensation
                                                                                       --------------
                                                          Annual Compensation              Awards
                                                   -------------------------------     --------------
                                                                                         Securities
                                                                      Other Annual       Underlying             All Other
Name and Principal Position            Year        Salary($)        Compensation($)      Options(2)           Compensation($)
---------------------------            ----        ---------        ---------------      ----------           ---------------

John Harvey,                           1998         $157,404                 -0-             -0-                  $4,750 (3)
Chairman and Chief                     1997          190,000                 -0-             -0-                     -0-
Executive Officer                      1996          137,811                 -0-           141,000                 5,456

Peter R. Harvey,                       1998         $252,000                 -0-             -0-                   5,000 (3)
President and Chief                    1997           17,000                 -0-             -0-                     -0-
Operating Officer                      1996           17,000                 -0-             -0-                     -0-

James D. Doering                       1998         $147,000              11,500             -0-                   5,000 (3)
Vice President, Treasurer              1997          147,000                  --             -0-                   4,750
and Chief Financial Officer            1996          133,600                  --            57,500                 6,000

John G. Hamm,                          1998         $147,000                                 -0-                   5,000
Executive Vice President               1997          147,000                 -0-             -0-                   4,750
                                       1996          133,600                 -0-           101,250                 6,000
                                                                             -0-
Robert S. Gruber,                      1998         $110,400                 -0-             -0-                     -0- (3)
Vice President                         1997          110,400                 -0-             -0-                   6,000
Corporation Relations                  1996           92,000                 -0-            97,750                 2,868

Mark Santacrose,                       1998         $212,648            $590,000(4)          -0-                   4,750 (3)
President Bagcraft Corporation         1997          225,000              75,000             -0-                 144,616
of America                             1996          200,000              17,500             -0-                  89,524
------------------------

(1) No additional annual compensation was paid, no restrictive stock awards or stock appreciation rights were granted, and no long-term incentive plan payouts were made to any of the officers listed in the table. Only compensation earned in 1998 (irrespective of the year in which paid) is considered in determining inclusion in this table.

(2) All of the options shown in this column were granted under Artra's 1996 Stock Option Plan at an exercise price of $5.25 per share, being the closing price of Artra Common Stock on the New York Stock Exchange on October 4, 1996, the date of grant. These options expire October 4, 2006.









(3) These amounts include Artra's contributions to the 401(k) plan during 1998, 1997 and 1996.

(4) Mr. Santacrose also participated in a Bagcraft unfunded deferred compensation plan. The 1998 bonus amount includes approximately $340,000 realized from Mr. Santacrose's participation in such plan. The balance of amounts due Mr. Santacrose under such plan, approximately $340,000, were paid in 1999.


         Artra did not grant options to purchase Artra Common Stock to any of the executive officers named in the Summary Compensation Table during the year ended December 31, 1998.

         The following table sets forth information concerning the aggregate number and values of options held by the Chief Executive Officer and the other executive officers of Artra listed in the Summary Compensation Table as of December 31, 1998 which were granted to such officers in consideration of their services as officers or directors of Artra. No other options held by the Chief Executive Officer or any other executive officers of Artra listed in the Summary Compensation Table were exercised in 1998.

  Aggregated Option Exercises in 1998 And Option Values As Of December 31, 1998

                                                                Number of Securities Underlying    Value of Unexercised In-the-Money
                                                                    Unexercised Options at                     Options
                                                                        Fiscal Year-End                  at Fiscal Year-End(2)
                                                                ------------------------------        ---------------------------
                              Acquired on       Value
Name                          Exercise(#)     Realized(1)     Exercisable(#)     Unexercisable(#)     Exercisable   Unexercisable
----                          -----------     -----------     --------------     ----------------     -----------   -------------
John Harvey...............       -0-            $-0-              221,000               -0-             $42,600         -0-
James D. Doering..........       -0-             -0-              111,000               -0-              22,657         -0-
John G. Hamm..............       -0-             -0-              140,450               -0-              19,750         -0-
Robert S. Gruber..........       -0-             -0-              118,750               -0-              10,088         -0-
Mark Santacrose...........       -0-             -0-                  -0-               -0-                 -0-         -0-

------------------------

(1) See the notes under "Principal Shareholders" for a description of the options (including exercise prices) granted to each of the executive officers listed in this table.

(2) The listed options were issued at per share exercise prices of from $3.65 per share to $5.25 per share. The market price of Artra Common Stock as of the close of trading on December 31, 1998 on the New York Stock Exchange was $4.1875 per share.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of April 23, 1999, the amount and percentage of Artra Common Stock and Artra Series A Preferred Stock beneficially owned by (i) each person who is known by Artra to own beneficially more than 5% of the outstanding shares of Artra Common Stock or Artra Series A Preferred Stock, (ii) each director and nominee for director, (iii) each executive officer named in the Summary Compensation Table and (iv) all executive officers and directors of Artra as a group.

                                                        Number
                                                       of Shares
                                                      Beneficially
Name of Beneficial Owner                                 Owned        Percent
------------------------                                --------      -------

The Equitable Companies Incorporated (1)                 559,099          6.4%
Peter R. Harvey (2)          Common                      590,243          6.6%
                             Preferred                       441         23.9%
John Harvey(3)                                           531,906          5.9%
Gerard M. Kenny(4)                                       180,064          2.0%
Maynard K. Louis(5)                                       84,500          1.0%
Edward A. Celano(6)                                       18,700           *
Howard R. Conant(7)                                      324,000          3.7%
Robert L. Johnson(8)                                      17,873           *
John G. Hamm(9)                                          177,232          2.0%
Robert S. Gruber(10)                                    152,354           1.7%
James D. Doering(11)                                    147,693           1.7%
Mark Santacrose (12)                                      23,555           *
John K. Tull (13)                                         35,143           *
All directors and officers as a group (15 persons)     2,598,782         25.2%
------------------
* Less than 1% of the outstanding shares.

(1) The address of The Equitable Companies Incorporated ("Equitable"), a Delaware corporation, is 1290 Avenue of the Americas, New York, New York. The shares beneficially owned by Equitable consist of 559,100 shares of Artra Common Stock owned by four French mutual insurance companies, AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, Alpha Assurances Vie Mutuelle and AXA Courtage Assurances Mutuelle, which as a group beneficially own a majority interest in AXA-UAP, which owns a majority interest in Equitable.

(2) Mr. Peter R. Harvey's business address is 500 Central Avenue, Northfield, Illinois 60093. The shares beneficially owned by Mr. Harvey consist of 374,056 shares held directly by him, of which 373,615 are shares of Artra Common Stock and 441 are shares of Artra Series A Preferred Stock, 23,001 shares held as trustee for the benefit of his nieces, 800 shares owned by his wife and children, 634 shares held in his 401(k) plan, 7,193 shares held in his individual retirement account, 20,000 shares issuable under an option which expires September 19, 2001 at an exercise price of $3.65 per share, 15,000 shares issuable under an option which expires January 8, 2003 at an exercise price of $3.75 per share and 150,000 shares issuable under an option which expires January 6, 2009 at an exercise price of $4.75 per share.

(3) Mr. John Harvey's business address is 500 Central Avenue, Northfield, Illinois 60093. The shares of Artra Common Stock beneficially owned by Mr. Harvey consist of 7,452 shares held in his 401(k) plan, 139,806 shares held as trustee for the benefit of the Harvey Family Trust, 100,000 shares held by Mr. Harvey's daughters, 47,603 shares issuable under an option which expires December 19, 2000 at an exercise price of $3.65 per share, 1,000 shares issuable under an option which expires September 19, 2001 at an exercise price of $3.65 per share, 4,000 shares issuable under an option which expires January 8, 2003 at an exercise price of $3.75 per share, 131,000 shares issuable under an option which expires October 4, 2006 at an exercise price of $5.25 per share, 35,000 issuable under an option which expires January 6, 2009 at an exercise price of $4.75 per share and an aggregate of 66,045 shares issuable under warrants expiring at various dates in 2000 and 2001 received in 1995 and 1996 as additional compensation for 1995 and 1996 short-term loans at exercise prices of $3.75 per share to $6.25 per share.

(4) The shares of Artra Common Stock beneficially owned by Mr. Kenny consist of 75,652 shares held by Kenny Construction Company, 14,411 shares held by Clinton Industries, 12,500 shares issuable under an option which expires May 28, 2008 at an exercise price of $3.125 per share, 2,500 shares issuable under an option which expires February 1, 2009 at an exercise price of $5.375 per share and 75,001 shares issuable under a warrant held by Clinton Industries which expires November 10, 1999 at an exercise price of $4.00 per share. Mr. Kenny is Executive Vice President, Director and beneficial owner of 16.66% of the issued and outstanding stock of Kenny Construction Company. He is also the General Partner and a 14.28% beneficial owner of Clinton Industries, a limited partnership. See paragraphs 4 and 5 under "Transactions with Management and Others."

(5) The shares of Artra Common Stock beneficially owned by Mr. Louis consist of 17,500 shares held directly by him, 12,500 shares issuable under an option which expires May 28, 2008 at an exercise price of $3.125 per share, 2,500 shares issuable under an option which expires February 1, 2009 at an exercise price of $5.375 per share and warrants to purchase 52,000 shares of ARTRA common stock at prices of $5.125 to $8.00 per share which warrants expire on various dates commencing in 1999 and ending June 13, 2001.

(6) The shares of Artra Common Stock beneficially owned by Mr. Celano consist of 3,700 shares held directly by him, 12,500 shares issuable under an option which expires May 28, 2008 at an exercise price of $3.125 per share and 2,500 shares issuable under an option which expires February 1, 2009 at an exercise price of $5.375 per share.

(7) Mr. Conant holds 150,000 shares of Artra Common Shares directly and 20,000 shares in his individual retirement account. Mr. Conant's wife holds 9,000 shares of Artra Common Stock. The shares of Artra Common Stock beneficially owned by Mr. Conant also include 12,500 shares issuable under an option which expires May 28, 2008 at an exercise price of $3.125 per share, 2,500 shares issuable under an option which expires February 1, 2009 at an exercise price of $5.375 per share and warrants to acquire 130,000 shares of Artra Common Stock at prices of $3.9375 to $5.875 per share which warrants expire on various dates in 2001 and 2002.

(8) The shares of Artra Common Stock beneficially owned by Mr. Johnson consist of 2,873 shares held directly by him, 12,500 shares issuable under an option which expires May 28, 2008 at an exercise price of $3.125 per share and 2,500 shares issuable under an option which expires February 1, 2009 at an exercise price of $5.375 per share.

(9) The shares of Artra Common Stock beneficially owned by Mr. Hamm consist of 50 shares held directly by him, 93 shares held by him and his wife jointly, 1,639 shares held in his 401(k) plan, 2,767 shares held in his individual retirement account, 25,000 shares issuable under an option which expires December 19, 2000 at an exercise price of $3.65 per share, 1,000 shares issuable under an option which expires September 19, 2001 at an exercise price of $3.65 per share, 13,200 shares issuable under an option which expires January 8, 2003 at an exercise price of $3.75 per share, 101,250 shares issuable under an option which expires October 4, 2006, at an exercise price of $5.25 per share and 35,000 shares issuable under an option which expires January 6, 2009 at an exercise price of $4.75 per share.

(10) The shares of Artra Common Stock beneficially owned by Mr. Gruber consist of 20,190 shares held directly by him, 943 shares held in his 401(k) plan, 1,221 shares held in his individual retirement account, 8,000 shares issuable under an option which expires December 19, 2000 at an exercise price of $3.65 per share, 1,000 shares issuable under an option which expires September 19, 2001 at an exercise price of $3.65 per share, 12,000 shares issuable under an option which expires January 8, 2003 at an exercise price of $3.75 per share, 97,750 shares issuable under an option which expires October 4, 2006, at an exercise price of

     $5.25 per share and 11,250 shares issuable under an option which expires January 6, 2009 at an exercise price of $4.75 per share.

(11) The shares of Artra Common Stock beneficially owned by Mr. Doering consist of 1,693 shares held in his 401(k) plan, 22,500 shares issuable under an option which expires December 19, 2000 at an exercise price of $3.65 per share, 31,000 shares issuable under an option which expires January 8, 2003 at an exercise price of $3.75 per share and 57,500 shares issuable under an option which expires October 4, 2006, at an exercise price of $5.25 per share and 35,000 shares issuable under an option which expires January 6, 2009 at an exercise price of $4.75 per share.

(12) The shares of Artra Common Stock beneficially owned by Mr. Santacrose consist of 10,000 shares owned by him directly, 1,055 shares in his individual retirement account, 10,000 shares issuable under an option which expires January 6, 2009 at an exercise price of $4.75 per share and 2,500 shares issuable under an option which expires February 1, 2009 at an exercise price of $5.375 per share.

(13) The shares of Artra Common Stock beneficially owned by Mr. Tull consist of 22,643 shares held directly by him, 10,000 shares issuable under an option which expires January 6, 2009 at an exercise price of $4.75 per share and 2,500 shares issuable under an option which expires February 1, 2009 at an exercise price of $5.375 per share.


Item 13.      Certain Relationships and Related Transactions

John Harvey and Peter Harvey

         The Harvey Family Trust is the owner of the real estate at 500 Central, Northfield, Illinois, the corporate offices of Artra which was acquired by the Trust in September 1996. Artra rents approximately 7,000 square feet of office space and 1,000 square feet of warehouse space from the trust at an annual rental of $126,000 pursuant to a lease expiring in January 1999. Artra may renew the lease for an additional one-year period at an increased rent in the sum of $132,000. The building contains approximately 29,500 total square feet. In the opinion of Artra's management, the Artra rental obligation to the trust does not exceed the fair market value for similar rentals. John Harvey is the grantor and beneficiary of the trust. John Harvey and Peter R. Harvey are brothers.

         In June 1996, Peter R. Harvey loaned Artra 100,000 shares of Artra Common Stock, which had a then fair market value of $587,000. Artra principally issued these shares to certain lenders as additional consideration for short-term loans. In September 1996, after Artra's shareholders approved an increase in the number of authorized common shares, Artra repaid this loan. At Peter R. Harvey's direction, the 100,000 shares of Artra

Common Stock were issued in blocks of 25,000 shares to the four daughters of John Harvey.

         In March 1998, the Artra Board of Directors ratified a proposal to settle Peter R. Harvey's previous advances from Artra in the amount of $15,437,000 as follows:

         (a) Effective December 31,1997, Peter R. Harvey's net advances from Artra were offset by $2,816,000 ($5,606,000 net of interest accrued and reserved for the period 1993- 1997) to $12,621,000. This offset of Peter R. Harvey's advances represented a combination of compensation for prior year guarantees of Artra obligations to private and institutional lenders, compensation in excess of the nominal amounts Peter R. Harvey received for the years 1995-1997 and reimbursement for expenses incurred to defend Artra against certain litigation.

         (b) Effective January 31, 1998, Peter R. Harvey's remaining advances totaling $12,787,000 were paid with consideration consisting of the following Artra Series A Preferred Stock and BCA Holdings Inc. preferred stock held by Peter R. Harvey:


                                                               Face Value Plus
                        Security                              Accrued Dividends
                        --------                              -----------------
   Artra Series A Preferred Stock, 1,734.28 shares               $ 2,751,000
   BCA Holding Series A Preferred Stock, 1,784.029 shares          2,234,000
   BCA Holding Series B Preferred Stock, 6,172 shares              7,802,000
                                                                 $12,787,000

         For additional related-party transactions between Artra and Peter R. Harvey, see Note 16 to the consolidated financial statements for the year ended December 31, 1998.

         On September 27, 1989, Artra received a proposal to purchase Bagcraft from Sage Group, Inc., a privately-owned corporation. Effective March 3, 1990, a wholly-owned subsidiary of Artra indirectly acquired from Sage Group, Inc. 100% of the issued and outstanding common shares of BCA Holdings, Inc., which in turn owned 100% of the stock of Bagcraft, for total consideration which was delivered to Ozite as the successor by merger to Sage Group, Inc. upon approval of Artra's shareholders. The consideration for the Bagcraft acquisition consisted of 772,000 shares of Artra Common Stock and 3,750 shares of Artra Series A Preferred Stock, its $1,000 par value junior non-convertible payment-in-kind preferred stock bearing a dividend rate of 6%. The issuance of the Artra Common Stock and Artra Series A Preferred Stock as consideration was approved by Artra's shareholders at the December 1990 annual meeting of shareholders. Upon the merger of Sage Group, Inc. into Ozite on August 24, 1990, Ozite became entitled to receive this consideration, which right Ozite assigned to its PST subsidiary. Peter R. Harvey and John Harvey were the principal shareholders of Sage Group, Inc. and Ozite as of the times that the merger agreements were executed and the mergers consummated. Ozite subsequently repurchased the 3,750 shares of Artra Series A Preferred Stock in February 1992, of which 1,523 shares were subsequently assigned to Peter R. Harvey in consideration of his discharge of certain indebtedness of Ozite to him in April 1992. Peter R. Harvey pledged these 1,523 shares of Artra Series A Preferred Stock preferred shares to Artra. The $4,750,000 price of the 772,000 shares of Artra Common Stock and 3,750 shares Artra Series A Preferred Stock was equal to the fair market value thereof as of January 31, 1991 as determined by an independent investment banking firm engaged by PST to make such determination. In November, 1998, substantially all of the assets of Bagcraft were sold to Packaging Dynamics LLC, the parent entity of Bagcraft Packaging LLC.

         Peter R. Harvey and John Harvey were significant shareholders of PST's parent, PureTec. Peter R. Harvey formerly was a Vice President and a director of PST and a director of PureTec. John Harvey formerly was a director of PST and PureTec.


Gerald M. Kenny

         During 1986 and through August 10, 1988, Artra entered into a series of short-term borrowing agreements with private investors. Each agreement granted an investor a put option, principally due in one year, that required Artra to repurchase any or all of the shares sold at a 15% to 20% premium during a specified put period.

         Kenny Construction Company ("Kenny") entered into a put option agreement with Artra, which has been extended from time to time, most recently on November 11, 1992. At such time Artra and Kenny agreed to extend the put option whereby Kenny received the right to sell to Artra 23,004 shares of Artra Common Stock at a put price of $56.76 plus an amount equal to 15% per annum for each day from March 1, 1991 to the date of payment by Artra, which option was scheduled to expire on December 31, 1997. Gerard M. Kenny, a director of Artra, is the Executive Vice-President and Chief Executive Officer and a director of Kenny Construction Company and beneficially owns 16.66% of Kenny's capital stock.

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

         On March 31, 1994, Artra entered into a series of agreements with its bank lender and with Kenny. Under the terms of these agreements, Kenny purchased a $2,500,000 participation in the $5,000,000 note payable to Artra's bank lender. Kenny's participation is evidenced by a $2,500,000 Artra note (the "Kenny Note") bearing interest at the prime rate. As consideration for its purchase of this participation, the bank lender released Kenny from its $2,500,000 loan guaranty. As additional consideration, Kenny received an option to put back to Artra the 49,980 shares of Artra Common Stock received as compensation for its $2,500,000 Artra loan guaranty at a price of $15.00 per share. The put option was subject to increase at the rate of $2.25 per share per annum ($21.188 at December 26, 1996). The put option was exercisable on the later of the date the Kenny Note is repaid or the date Artra's obligations to its bank lender were fully paid. During the first quarter of 1996, the $2,500,000 note and related accrued interest was paid in full, principally with the proceeds from additional short-term borrowings.

         In December 1997, Kenny exercised all of its put options and Artra repurchased 72,984 shares of Artra Common Stock for cash of $2,379,000.


Edward A. Celano

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


Howard Conant

         In August 1996, Artra borrowed $500,000 from Howard Conant, then a private investor, evidenced by an short-term note, due December 23, 1996, bearing interest at 10%. The loan was collateralized by 125,000 shares of COMFORCE common stock owned by Artra's Fill-Mor subsidiary. As additional compensation for the loan, Mr. Conant received a warrant, expiring in 2001, to purchase 25,000 shares of Artra Common Stock at a price of $5.00 per share. The proceeds of the loan were used for working capital. At Artra's annual meeting of shareholders, held August 29, 1996, Mr. Conant was elected to Artra's board of directors. In December 1996, the loan was extended until April 23, 1997 and Mr. Conant received, as additional compensation, a warrant, expiring in 2001, to purchase 25,000 shares of Artra Common Stock at a price of $5.875 per share.

         In January 1997, Artra borrowed an additional $300,000 from Mr. Conant evidenced by a short-term note, due December 23, 1997, bearing interest at 8%. The loan was collateralized by 100,000 shares of COMFORCE common stock owned by Artra's Fill-Mor subsidiary. As additional compensation for the loan, Mr. Conant received a warrant, expiring in 2002, to purchase 25,000 shares of Artra Common Stock at a price of $5.75 per share.

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

         In April 1997, Artra borrowed $5,000,000 from Mr. Conant evidenced by a note, due April 20, 1998, bearing interest at 10%. As additional compensation, Mr. Conant received a warrant to purchase 333,333 shares of Artra Common Stock at a price of $5.00 per share. Mr. Conant had the right to put this warrant back to Artra at any time during the period April 21, 1998 to April 20, 2000, for a total purchase price of $1,000,000. In May 1998, Mr. Conant sold the warrant to an unrelated third party who put the warrant back to Artra for a total purchase price of $1,000,000. The proceeds from this loan were used to repay Mr. Conant's outstanding borrowings of $1,800,000 and to pay down other Artra debt obligations.

         In June 1997, Artra borrowed an additional $1,000,000 from Mr. Conant, due December 10, 1997, bearing interest at 12%. As additional compensation, Mr. Conant received a warrant to purchase 40,000 shares of Artra Common Stock at a price of $5.00 per share. Mr. Conant had the right to put this warrant back to Artra at any time during the period December 10, 1997 to June 10, 1998, for a total purchase price of $80,000, and Mr. Conant put the warrant back to Artra for $80,000 in 1998. The proceeds from this loan were used to pay down other Artra debt obligations. In July 1997, borrowings from Mr. Conant were reduced to $3,000,000 with proceeds advanced to Artra from a Bagcraft term loan as discussed above. In December 1997, borrowings from Mr. Conant were reduced to $2,000,000 with proceeds from other short-term borrowings. The borrowings from Mr. Conant were collateralized by 490,000 shares of COMFORCE common stock by Artra's Fill- Mor subsidiary.

         In August 1998 Artra borrowed an additional $500,000 from Mr. Conant, due December 20, 1998, bearing interest at 15%. As additional compensation, the lender received a warrant to purchase 20,000 shares of Artra Common Stock at a price of $3.9375 per share. The proceeds from this loan were used to pay down other Artra debt obligations.

         In November 1998, all borrowings from Mr. Conant were repaid with proceeds from the sale of the business assets of Bagcraft.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     ARTRA GROUP INCORPORATED



                                     By: /s/ James D. Doering
                                         --------------------------------------
                                         James D. Doering, Vice President,
                                         Treasurer and Chief Financial Officer