Form 10-Q
period 1999-03-31
ARTRA GROUP INC
filed 1999-05-17
CIK 200243

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from to _____

                          Commission file number 1-3916


                            ARTRA GROUP INCORPORATED
             (Exact name of registrant as specified in its charter)



                Pennsylvania                                25-1095978
---------------------------------------------          ---------------------
         State or other jurisdiction                     I.R.S. Employer
      of incorporation or organization                  Identification No.


     500 Central Avenue, Northfield, IL                       60093
---------------------------------------------          ---------------------
   Address of principal executive offices                    Zip Code

 Registrant's telephone number, including area code:   (847) 441-6650


                                 Not Applicable
 -------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X     No
                                     ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                               Outstanding at April 30, 1999
-------------------------------                  -----------------------------
Common stock, without par value                            8,729,895

                            ARTRA GROUP INCORPORATED

                                      INDEX


                                                                          Page
                                                                         Number
                                                                         ------

 PART I         FINANCIAL INFORMATION

 Item 1.        Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets
                  March 31, 1999 and December 31, 1998                      2

                Condensed Consolidated Statements of Operations
                  Three Months Ended March 31, 1999 and March 31, 1998      3

                Condensed Consolidated Statement of Changes
                  in Shareholders' Equity (Deficit)
                  Three Months Ended March 31, 1999                         4

                Condensed Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 1999 and March 31, 1998      5

                Notes to Condensed Consolidated Financial Statements        6


 Item 2.        Management's Discussion and Analysis of                    13
                  Financial Condition and Results of Operations


 Item 3.        Quantitative and Qualitative Disclosures                   16
                  About Market Risk



 PART II        OTHER INFORMATION

 Item 1.        Legal Proceedings                                          17

 Item 6.        Exhibits and Reports on Form 8-K                           17



 SIGNATURES                                                                18

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Unaudited in thousands, except share data)


                                                       March 31,  December 31,
                                                         1999        1998
                                                       --------    --------

                        ASSETS
Current assets:
   Cash and equivalents                                $  9,317    $ 11,753
   Restricted cash and equivalents                          962       1,045
   Available-for-sale securities                          5,816       8,200
   Other                                                    154         270
                                                       --------    --------
               Total current assets                      16,249      21,268

Other assets:
   Advances to NA Acquisition Corp.                         967        --
   Other                                                    335        --
                                                       --------    --------
                                                       $ 17,551    $ 21,268
                                                       ========    ========


                   LIABILITIES
Current liabilities:
   Accrued expenses                                    $    574    $    568
   Income taxes                                           1,123       1,854
   Common stock put warrants                              1,394       1,705
   Liabilities of discontinued operations                 9,398      10,328
                                                       --------    --------
               Total current liabilities                 12,489      14,455
                                                       --------    --------

Commitments and contingencies

Redeemable preferred stock                                2,921       2,857


             SHAREHOLDERS' EQUITY (DEFICIT)
Common stock, no par value;
   authorized 20,000,000 shares;
   issued 8,603,348 shares in 1999
   and 8,302,110 shares in 1998                           6,453       6,227
Additional paid-in capital                               44,409      42,734
Unrealized appreciation of investments                    8,536      10,920
Accumulated deficit                                     (55,632)    (54,300)
                                                       --------    --------
                                                          3,766       5,581
Less treasury stock, 437,882 shares, at cost              1,625       1,625
                                                       --------    --------
                                                          2,141       3,956
                                                       --------    --------
                                                       $ 17,551    $ 21,268
                                                       ========    ========



The accompanying notes are an integral part of the consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited in thousands, except per share data)


                                                                                 Three Months Ended
                                                                                 ------------------
                                                                                 March 31,  March 31,
                                                                                   1999       1998*
                                                                                 -------    -------

Net sales                                                                        $  --      $  --
                                                                                 -------    -------

Costs and expenses:
   Cost of goods sold, exclusive of depreciation and amortization                   --         --
   Selling, general and administrative                                             1,354        622
                                                                                 -------    -------
                                                                                   1,354        622
                                                                                 -------    -------

Operating loss                                                                    (1,354)      (622)
                                                                                 -------    -------

Other income (expense):
   Interest income (expense), net                                                     86     (1,134)
   Realized gain on disposal of available-for-sale securities                       --           53
   Other income (expense), net                                                      --          (76)
                                                                                 -------    -------
                                                                                      86     (1,157)
                                                                                 -------    -------

Loss from continuing operations before income taxes                               (1,268)    (1,779)
Provision for income taxes                                                          --         --
                                                                                 -------    -------
Loss from continuing operations                                                   (1,268)    (1,779)
Loss from discontinued operations                                                   --         (138)
                                                                                 -------    -------
Net loss                                                                          (1,268)    (1,917)
Dividends applicable to redeemable preferred stock                                   (64)      (124)
                                                                                 -------    -------
Loss applicable to common shares                                                 ($1,332)   ($2,041)
                                                                                 =======    =======

Per share loss applicable to common shares:
    Basic
       Continuing operations                                                     ($ 0.17)   ($ 0.24)
       Discontinued operations                                                      --        (0.02)
                                                                                 -------    -------
                 Net loss                                                        ($ 0.17)   ($ 0.26)
                                                                                 =======    =======

     Weighted average number of shares of common stock outstanding                 7,965      7,952
                                                                                 =======    =======

    Diluted
       Continuing operations                                                     ($ 0.17)   ($ 0.24)
       Discontinued operations                                                      --        (0.02)
                                                                                 -------    -------
                 Net loss                                                        ($ 0.17)   ($ 0.26)
                                                                                 =======    =======

     Weighted average number of shares of common stock and
           common stock equivalents outstanding                                    7,965      7,952
                                                                                 =======    =======




The accompanying notes are an integral part of the condensed consolidated financial statements.

---------------------------
* As reclassified for discontinued operations.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                   (Unaudited in thousands, except share data)






                                                                   Accumulated                                          Total
                                       Common Stock     Additional    Other                       Treasury Stock      Shareholders'
                                   ------------------     Paid-in  Comprehensive  Accumulated   -----------------        Equity
                                    Shares    Dollars     Capital     Income       (Deficit)    Shares    Dollars      (Deficit)
                                   ---------  -------   --------- ------------  ------------   --------  --------     ----------

Balance at December 31, 1998       8,302,110   $6,227     $42,734      $10,920      ($54,300)   437,882   ($1,625)         $3,956
                                                                                                                       ----------

Comprehensive income (loss):
 Net loss                                  -        -                        -        (1,268)         -         -          (1,268)

 Net decrease in unrealized
  appreciation of investments              -        -           -       (2,384)            -          -         -          (2,384)
                                                                                                                       ----------
   Comprehensive income (loss)                                                                                             (3,405)
                                                                                                                       ----------

Other changes in
 shareholders' equity:
 Exercise of warrants to
  purchase common stock              263,841      198         940            -             -          -         -           1,138
 Exercise of options to
  purchase common stock               37,397       28         124            -             -          -         -             152
 Outstanding stock optons                  -        -         300            -             -          -         -             300
 Reverse put liability
  for warrants exercised                   -        -         311            -             -          -         -             311
 Redeemable preferred
  stock dividends                          -        -           -            -           (64)         -         -             (64)
                                                                                                                       ----------
   Other changes in
    shareholders' equity                                                                                                    1,837
                                                                                                                       ----------

                                   ---------  -------  ----------  -----------   -----------    -------   -------      ----------
Balance at March 31, 1999          8,603,348   $6,453     $44,409       $8,536      ($55,632)   437,882   ($1,625)         $1,841
                                   =========  =======  ==========  ===========   ===========    =======   =======      ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited in thousands)




                                                            Three Months Ended
                                                          ---------------------
                                                          March 31,   March 31,
                                                            1999        1998
                                                          --------    --------

Net cash flows used by operating activities               ($ 2,074)   ($ 2,492)
                                                          --------    --------

Cash flows from investing activities:
   Advances to NA Acqusition Corp.                          (1,400)       --
   Decrease in restricted cash                                  83        --
   Additions to property, plant and equipment                 --          (449)
   Proceeds from sale of COMFORCE common stock                --            28
   Other                                                      (335)       --
                                                          --------    --------
Net cash flows used by investing activities                 (1,652)       (421)
                                                          --------    --------

Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants      1,290          17
   Net decrease in short-term debt                            --        (1,850)
   Proceeds from long-term borrowings                         --        36,514
   Reduction of long-term debt                                --       (35,788)
   Repurchase of common stock previously issued
      to pay down short-term notes                            --        (1,518)
   Redeem detachable put warrant                              --          (400)
   Other                                                      --            18
                                                          --------    --------
Net cash flows used by financing activities                  1,290      (3,007)
                                                          --------    --------

Decrease in cash and cash equivalents                       (2,436)     (5,920)
Cash and equivalents, beginning of period                   11,753       5,991
                                                          --------    --------
Cash and equivalents, end of period                       $  9,317    $     71
                                                          ========    ========



Supplemental schedule of noncash
  investing and financing activities:
    ARTRA/BCA redeemable preferred stock
     received as payment ofPeter Harvey advances              --        12,787






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

As discussed in Note 2, on February 23, 1999, ARTRA entered into an agreement with NA Acquisition Corp. ("NAAC") and WorldWide Web NetworX Corporation ("WWWX") providing for the merger of a subsidiary of NAAC with ARTRA. NAAC, a 90% owned subsidiary of WWWX, owns all of the outstanding capital stock of entrade.com, Inc. ("entrade.com") and 25% of the Class A Common Stock of asseTrade.com, Inc. ("asseTrade.com").

entrade.com is an Internet business-to-business electronic commerce ("e-commerce") company seeking to provide asset disposition solutions for the utility and large industrial manufacturing sectors. asseTrade.com proposes to develop and implement comprehensive asset/inventory recovery, disposal, remarketing and management solutions for corporate clients through advanced Internet electronic business applications, including on-line auctions.

Consummation of the merger is subject to the approval of the shareholders of ARTRA. The Company expects to complete the transaction during the third quarter of 1999.

These condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required in the Company's annual report on Form 10-K. Accordingly, the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998, as filed with the Securities and Exchange Commission, should be read in conjunction with the accompanying consolidated financial statements. The condensed consolidated balance sheet as of December 31, 1998 was derived from the audited consolidated financial statements in the Company's annual report on Form 10-K.

In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position as of March 31, 1999, and the results of operations and changes in cash flows for the three month periods ended March 31, 1999 and March 31, 1998. Reported interim results of operations are based in part on estimates that may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the year.


2.       CHANGE OF BUSINESS

         NA Acquisition Corp.

On February 23, 1999, ARTRA entered into an Agreement and Plan of Merger (the "Merger Agreement") with WWWX, NAAC, a 90% owned subsidiary of WWWX, and WWWX Merger Subsidiary, Inc. ("Merger Sub"), a wholly owned subsidiary of NAAC, pursuant to which Merger Sub will merge into the Company (the "Merger"), with the Company being the surviving corporation. As a result of the Merger, the Company will become a wholly owned subsidiary of NAAC, and the shareholders of the Company will become shareholders of NAAC. Under the terms of the Merger Agreement, the Company's shareholders will receive one share of NAAC Common Stock in exchange for each share of the Company's Common Stock. Additionally, the ARTRA preferred stock shareholders, which shall include persons who elect to exchange their BCA Holdings, Inc. ("BCA", a wholly-owned subsidiary and parent of Bagcraft) preferred stock prior to the merger, will receive shares of NAAC Common Stock in exchange for shares of their respective preferred stock issuances (see Note 4 for a further discussion of preferred stock issuances). All stock options and warrants issued by the Company and outstanding on the closing date of the Merger will be converted into NAAC stock options and warrants. NAAC owns all of the outstanding capital stock of entrade.com and 25% of the Class A Common Stock of asseTrade.com.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



In connection with the execution of the Merger Agreement, on February 23, 1999, NAAC acquired certain software and intellectual property and 25% of the shares of Class A Voting Common Stock of asseTrade.com (collectively, the "Purchased Assets") from WWWX, in exchange for 1,800,000 shares of NAAC Common Stock, $800,000 in cash and a note for $500,000, payable upon the consummation of the Merger or the earlier termination of the Merger Agreement. On February 19, 1999, NAAC had agreed with Energy Trading Company ("ETCO"), a wholly owned subsidiary of Peco Energy Company, to issue to ETCO 200,000 shares of NAAC Common Stock, and to pay ETCO $100,000 in exchange for certain retained rights ETCO held in the Purchased Assets. NAAC also agreed with both WWWX and ETCO that it would provide a minimum of $4,000,000 in funding for entrade.com. Under separate loan agreements, ARTRA agreed to loan NAAC up to $2,000,000 to fund the $800,000 cash payment to WWWX and to provide funding for entrade.com until the consummation of the Merger or the earlier termination of the Merger Agreement. Under the Merger Agreement, the Company agreed to guaranty the $4,000,000 funding for entrade.com if the Merger is consummated.

Consummation of the merger is subject to the approval of the shareholders of ARTRA. The Company expects to complete the transaction during the third quarter of 1999.


         Bagcraft

Effective August 26, 1998, ARTRA and its wholly-owned BCA subsidiary, the parent of Bagcraft, agreed to sell the business assets of Bagcraft. Additionally, the buyer agreed to assume certain Bagcraft liabilities. The disposition of the Bagcraft business resulted in a net gain of $35,985,000.

The Company's 1998 consolidated financial statements have been reclassified to report separately the results of operations of Bagcraft. The operating results (in thousands) for three months ended March 31, 1998 of the discontinued Bagcraft subsidiary consist of:


        Net sales                                                $   30,839
                                                                 ==========

        Earnings from operations before income taxes
          and minority interest                                  $       63
        Provision for income taxes                                      (12)
        Minority interest                                              (189)
                                                                 ----------
        Loss from discontinued operations                        $     (138)
                                                                 ==========


Liabilities of discontinued operations at March 31, 1999 and December 31, 1998 of $9,398,000 and $10,328,000, respectively, include BCA/Bagcraft redeemable preferred stock issues (see Note 4), contractual obligations, environmental matters and other future estimated costs for various discontinued operations.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



3.            INVESTMENT IN COMFORCE CORPORATION

At March 31, 1999 ARTRA's investment in COMFORCE Corporation ("COMFORCE"), 1,525,500 shares, currently a common stock ownership interest of approximately 9%, was classified in the Company's condensed consolidated balance sheet in current assets as "Available-for-sale securities." At March 31, 1999 the gross unrealized gain relating to ARTRA's investment in COMFORCE, reflected as a separate component of shareholders' equity, was $8,536,000. The investment in COMFORCE common stock, which represents a significant portion of the Company's assets at March 31, 1999 and December 31, 1998, is subject to liquidity and market price risks.

In January 1996, the Company's Board of Directors approved the sale of 200,000 of ARTRA's COMFORCE common shares to certain officers, directors and key employees of ARTRA for non-interest bearing notes totaling $400,000. The notes are collateralized by the related COMFORCE common shares. Additionally, the noteholders have the right to put their COMFORCE shares back to ARTRA in full payment of the balance of their notes. Based upon the preceding factors, the Company had concluded that, for reporting purposes, it had effectively sold options to certain officers, directors and key employees to acquire 200,000 of ARTRA's COMFORCE common shares. Accordingly, in January 1996 these 200,000 COMFORCE common shares were removed from the Company's portfolio of "Available-for-sale securities" and were classified in the Company's condensed consolidated balance sheet as other receivables with an aggregate value of $400,000, based upon the value of proceeds to be received upon future exercise of the options. The disposition of these 200,000 COMFORCE common shares resulted in a gain that was deferred and will not be recognized in the Company's financial statements until the options to purchase these 200,000 COMFORCE common shares are exercised. During the first quarter of 1998, options to acquire 14,000 of these COMFORCE common shares were exercised resulting in a realized gain of $53,000. At March 31, 1999, options to acquire 55,750 COMFORCE common shares remained unexercised and were classified in the Company's condensed consolidated balance sheet as other current assets with an aggregate value of $112,000, based upon the value of proceeds to be received upon future exercise of the options.


4.       REDEEMABLE PREFERRED STOCK

         ARTRA

In March 1990, ARTRA issued 3,750 shares of $1,000 par value junior non-convertible payment-in-kind redeemable Series A Preferred Stock with an estimated fair value of $1,012,000, net of unamortized discount of $2,738,000 as partial consideration for the acquisition of the discontinued Bagcraft subsidiary.

At March 31, 1999 and December 31, 1998, 1,849.34 shares of Series A Preferred Stock were outstanding with carrying values of $2,921,000 and $2,857,000, respectively, including accumulated dividends, net of unamortized discount of $205,000 and $239,000, respectively. The Series A Preferred Stock accrues dividends at the rate of 6% per annum and is redeemable by ARTRA on March 1, 2000 at a price of $1,000 per share plus accrued dividends. Accumulated dividends of $1,276,000 and $1,246,000 were accrued at March 31, 1999 and December 31, 1998, respectively.


         BCA Holdings/ Bagcraft

During 1992 and 1993, in exchange for cash consideration of $3,675,000, a former related party received 3,675 shares of BCA Series A preferred stock (6% cumulative, redeemable preferred stock with a liquidation preference equal to $1,000 per share). At March 31, 1999 and December 31, 1998, liabilities of discontinued operations included 1,672.18 BCA Series A redeemable preferred shares with accumulated dividends of $514,000.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



Effective February 15, 1996, BCA, Bagcraft and a former related party entered into an agreement to exchange certain preferred stock between the Companies. Per terms of the exchange agreement BCA issued 8,135 shares of BCA Series B preferred stock (13.5% cumulative, redeemable preferred stock with a liquidation preference equal to $1,000 per share) to the former related party in exchange for 41,350 shares of Bagcraft redeemable preferred stock. At March 31, 1999 and December 31, 1998, liabilities of discontinued operations included 1,675.79 BCA Series B redeemable preferred shares with accumulated dividends of $650,000.

At March 31, 1999 and December 31, 1998, liabilities of discontinued operations included 8,650 shares of Bagcraft 13.5% cumulative, redeemable preferred stock (liquidation preference equal to $100 per share). Accumulated dividends of $1,315,000 were accrued at March 31, 1999 and December 31, 1998.


On February 23, 1999, ARTRA entered into a Merger Agreement with WWWX and NAAC (see Note 2). As a result of the Merger, the Company will become a wholly owned subsidiary of NAAC, and the shareholders of the Company will become shareholders of NAAC. Under the terms of the Merger Agreement, if approved by the Company's shareholders, the ARTRA preferred stock shareholders, which shall include persons who elect to exchange their BCA preferred stock prior to the merger, will receive shares of NAAC Common Stock in exchange for shares of their respective preferred stock issuances.



5.       INCOME TAXES

No income tax benefit was recognized in connection with the Company's 1998 and 1997 pre-tax losses due to the Company's tax loss carryforwards and the uncertainty of future taxable income.

At December 31, 1998, the Company and its subsidiaries had Federal income tax loss carryforwards of approximately $10,000,000 expiring principally in 2010 - 2012, available to be applied against future taxable income, if any. In recent years, the Company has issued shares of its common stock to repay various debt obligations, upon exercise of stock options and warrants, as consideration for acquisitions, to fund working capital obligations and as consideration for various other transactions. Section 382 of the Internal Revenue Code of 1986 limits a corporation's utilization of its Federal income tax loss carryforwards when certain changes in the ownership of a corporation's common stock occurs. In the opinion of management, the Company is not currently subject to such limitations regarding the utilization of its Federal income tax loss carryforwards. Should the Company continue to issue a significant number of shares of its common stock, it could trigger a limitation on its ability to utilize its Federal income tax loss carryforwards.


6.       EARNINGS PER SHARE

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

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



Earnings (loss) per share for the three months ended March 31, 1999 and 1998 was computed as follows (in thousands, except per share amounts):

                                                        Three Months Ended      Three Months Ended
                                                          March 31, 1999          March 31, 1998
                                                       --------------------     ------------------
                                                         Basic     Diluted       Basic    Diluted
                                                       --------    --------    --------    -------

AVERAGE  SHARES OUTSTANDING:
  Weighted average shares outstanding                     7,965       7,965       7,952      7,952

  Common stock equivalents
      (options/warrants)                                   --          --          --         --
                                                       ========    ========    ========    =======

                                                          7,965       7,965       7,952      7,952
                                                       ========    ========    ========    =======

EARNINGS (LOSS):
  Net  loss                                            $ (1,268)   $ (1,268)   $ (1,917)   $(1,917)
  Dividends applicable to
     redeemable preferred stock                             (64)        (64)       (124)      (124)
                                                       ========    ========    ========    =======
  Loss applicable to common shareholders               $ (1,322)   $ (1,332)   $ (2,041)   $(2,041)
                                                       ========    ========    ========    =======

PER SHARE AMOUNTS:
  Net loss applicable  to common shares                $  (0.17)   $  (0.17)   $  (0.26)   $ (0.26)
                                                       ========    ========    ========    =======



7.       LITIGATION

The Company and its subsidiaries are the defendants in various business-related litigation and environmental matters. At March 31, 1999 and December 31, 1998, the Company had accrued current liabilities of $1,500,000 for potential business-related litigation and environmental liabilities. While these litigation and environmental matters involve wide ranges of potential liability, management does not believe the outcome of these matters will have a material adverse effect on the Company's financial statements.

The discontinued Bagcraft subsidiary's Chicago facility has been the subject of allegations that it violated laws and regulations associated with the Clean Air Act. The facility has numerous sources of air emissions of volatile organic materials ("VOMs") associated with its printing operations and was required to maintain and comply with permits and emissions regulations with regard to each of these emission sources.

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

In recent years, the Company has been a party to certain product liability claims relating to the former Synkoloid subsidiary. The Company's product liability insurance has covered all such claims settled to date. As of March 31, 1999, the Company anticipates that its product liability insurance is adequate to cover any additional pending claims.

Several cases have arisen from ARTRA's purchase of Dutch Boy Paints which owned a facility in Chicago which it purchased from NL Industries. In a case titled City of Chicago v. NL Industries, Inc. and ARTRA GROUP Incorporated, filed in the Circuit Court of Cook County, Illinois, the City of Chicago brought a nuisance action and alleged that ARTRA (and NL Industries, Inc.) had improperly stored, discarded and disposed of hazardous substances at the Dutch Boy site, and that ARTRA had conveyed the site to Goodwill Industries to avoid clean-up costs. At the time the suit was filed, the City of Chicago claimed that it would cost $1,000,000 to remediate the site. The Company is currently negotiating with the City of Chicago to settle this claim.

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


8.       OTHER INFORMATION

On February 23, 1999, the Company entered into three-year employment agreements with three individuals to manage the Company's entry into the Internet business-to-business e-commerce and on-line auction business. In connection with such employment, the three individuals will receive nonqualified stock options for the purchase of 1,800,000 shares of the Company's Common Stock at an exercise price of $2.75 per share. The options vest in three equal installments over a period ending February 18, 2001. During the three months ended March 31, 1999, the Company recognized compensation expense of $300,000 related to these stock options.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)



ARTRA has fallen below certain of the New York Stock Exchange's quantitative and other continued listing criteria. Pursuant to the New York Stock Exchange's request, ARTRA has provided a definitive action plan demonstrating ARTRA's ability to achieve compliance with the New York Stock Exchange's listing standards, including the succession of NAAC common stock to such listing after the merger. Based upon a review of that plan, the New York Stock Exchange is continuing the listing of ARTRA common stock. ARTRA will be subject to ongoing quarterly monitoring for compliance with the plan. Failure to meet any of the quarterly plan projections could result in the suspension from trading and subsequent delisting of ARTRA common stock. ARTRA's plan is dependent upon consummation of the merger during the third quarter of 1999. If the merger is not consummated, ARTRA may not be able to satisfy the listing requirements of the New York Stock Exchange, and ARTRA common stock may be delisted from the New York Stock Exchange.


9.       SUBSEQUENT EVENTS

On April 19, 1999, ARTRA entered into a letter of intent to purchase all of the issued and outstanding common stock of Public Liquidations Systems, Inc. and Asset Liquidation Group, Inc., d/b/a as Nationwide Auction Systems Corp. The purchase price shall consist of cash of $10,800,000 payable at closing, 1,570,000 shares of ARTRA common stock and a $14,000,000 note, subject to adjustment, payable over a two year period subsequent to the closing of the transaction. Consummation of the transaction is subject to certain conditions, including performance of the buyer's and seller's due diligence and negotiation of a definitive asset purchase agreement. The letter of intent, as extended, expires on May 24. This potential acquisition is not as yet deemed probable as no assurance can be given that the parties will complete their due diligence or enter into a definitive agreement by that date.

During April 1999, warrants were exercised to purchase approximately 560,000 shares of ARTRA common stock, resulting in proceeds to the Company of approximately $2,400,000. These warrants were issued principally as additional compensation for various short-terms loans, all of which were repaid before the end of 1998.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following discussion supplements the information found in the financial statements and related notes:


         Results of Operations

We significantly changed the business focus of the company during the fourth quarter of fiscal year 1998. We exited our then one industry segment, the packaging products business, conducted by the discontinued Bagcraft subsidiary. We are actively investigating new business opportunities starting with the NAAC transaction discussed below. Our consolidated financial statements for the three months ended March 31, 1998 have been reclassified to report separately the results of operations of the Bagcraft subsidiary in discontinued operations.


Three Months Ended March 31, 1999 vs. Three Months Ended March 31, 1998
         Continuing Operations

Selling, general and administrative expenses from continuing operations were $1,134,000 for the three months ended March 31, 1999 as compared to $622,000 for the three months ended March 31, 1998. We incurred a compensation charge of $300,000 during the first quarter of 1999 relating to stock options granted to certain individuals employed to manage our entry into the Internet business-to-business e-commerce and on-line auction business and also had $433,000 of losses incurred by NAAC.

During the three moths ended March 31, 1999, we had net interest income of $86,000 as compared to net interest expense of $1,134,000 during the three months ended March 31, 1998. We used a significant portion of the cash proceeds received from the November 1998 sale of the assets of the discontinued Bagcraft subsidiary to pay off borrowings on our various loan agreements. We have invested a substantial portion of the remaining net proceeds in interest bearing cash equivalents.

We were  unable to  recognize  an income  tax  benefit  in  connection  with the
company's   1999  and  1998  pre-tax  losses  due  to  the  company's  tax  loss carryforwards and the uncertainty of future taxable income.


         Discontinued Operations

During the three months ended March 31, 1998, we incurred a loss of $138,000 at the discontinued Bagcraft subsidiary.


Liquidity and Capital Resources

         Cash and Cash Equivalents and Working Capital

Our cash and cash equivalents decreased $2,436,000 during the three months ended March 31, 1999. Cash flows used by operating activities of $2,074,000 and cash flows used by investing activities of $1,652,000 exceeded cash flows from financing activities of $1,290,000. Operating activities used cash flows to fund the Company's net loss for the quarter ended March 31, 1999 and to pay liabilities of the discontinued Bagcraft subsidiary. Investing activities used cash flows for our investment in and advances to NAAC. Financing activities provided cash flows from the exercise of stock options and warrants.

Our consolidated working capital decreased to $3,760,000 at March 31, 1999 as compared to consolidated working capital of $6,813,000 at December 31, 1998. We used working capital to pay of liabilities of the discontinued Bagcraft subsidiary and for our investment in and advances to NAAC.

         Operating Plan

On February 23, 1999, we entered into a merger agreement with WWWX and NAAC, a 90% owned subsidiary of WWWX. As a result of the merger agreement, we will become a wholly owned subsidiary of NAAC, and the shareholders of the company will become shareholders of NAAC. Under the terms of the merger agreement, the company's shareholders will receive one share of NAAC common stock in exchange for each share of the company's common stock. Additionally, the ARTRA preferred stock shareholders, which shall include persons who elect to exchange their BCA preferred stock prior to the merger, will receive shares of NAAC common stock in exchange for shares of their respective preferred stock issuances. All stock options and warrants issued by the company and outstanding on the closing date of the Merger will be converted into NAAC stock options and warrants.


NAAC  owns  all  of  the  outstanding   capital  stock  of   entrade.com,   Inc.
("entrade.com") and 25% of the Class A Common Stock of asseTrade.com, Inc. ("asseTrade.com").

entrade.com is an Internet business-to-business e-commerce company seeking to provide asset disposition solutions for the utility and large industrial manufacturing sectors. asseTrade.com proposes to develop and implement comprehensive asset/inventory recovery, disposal, remarketing and management solutions for corporate clients through advanced Internet electronic business applications, including on-line auctions.

In connection with the execution of the Merger Agreement, on February 23, 1999, NAAC acquired certain software and intellectual property and 25% of the shares of Class A Voting Common Stock of asseTrade.com (collectively, the "Purchased Assets") from WWWX, in exchange for 1,800,000 shares of NAAC Common Stock, $800,000 in cash and a note for $500,000, payable upon the consummation of the Merger or the earlier termination of the Merger Agreement. On February 19, 1999, NAAC had agreed with Energy Trading Company ("ETCO"), a wholly owned subsidiary of Peco Energy Company, to issue to ETCO 200,000 shares of NAAC Common Stock, and to pay ETCO $100,000 in exchange for certain retained rights ETCO held in the Purchased Assets. NAAC also agreed with both WWWX and ETCO that it would provide a minimum of $4,000,000 in funding for entrade.com. Under separate loan agreements, ARTRA agreed to loan NAAC up to $2,000,000 to fund the $800,000 cash payment to WWWX and to provide funding for entrade.com until the consummation of the Merger or the earlier termination of the Merger Agreement. Under the Merger Agreement, the Company agreed to guaranty the $4,000,000 funding for entrade.com if the Merger is consummated.

Consummation of the merger is subject to the approval of the shareholders of ARTRA. The Company expects to complete the transaction during the third quarter of 1999.

The company has adequate funds available to fund its obligations under the merger agreement and to fund entrade.com's operations for the remainder of 1999.


         Capital Expenditures

ARTRA's corporate entity has no material commitments for capital expenditures.


         Investment in COMFORCE Corporation

ARTRA, along with its wholly owned Fill-Mor subsidiary, owns a significant minority interest in COMFORCE Corporation ("COMFORCE"), consisting of 1,525,500 shares or approximately 9% of the outstanding common stock of COMFORCE as of December 31, 1998 with an aggregate value as of that date of $8,200,000.

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

There can be no assurance that the Securities and Exchange Commission would concur with our position. Notwithstanding this, we do not believe that our ability to sell COMFORCE shares, or eventually to realize on the value of our COMFORCE shares, will be affected in a material adverse way, although we may not be able to sell our COMFORCE shares as quickly as we could if we were to use Rule 144(k), and in any event, an attempt to sell a large number of our COMFORCE shares over a limited period could be expected to result in a reduction in the value of such shares.

In January 1996, our Board of Directors approved the sale of 200,000 of ARTRA's COMFORCE common shares to certain officers, directors and key employees of ARTRA for non-interest bearing notes totaling $400,000. The notes are collateralized by the related COMFORCE common shares. Additionally, the noteholders have the right to put their COMFORCE shares back to ARTRA in full payment of the balance of their notes. Based upon the preceding factors, we have concluded that, for reporting purposes, we have effectively sold options to certain officers, directors and key employees to acquire 200,000 of our COMFORCE common shares. Accordingly, in January 1996 these 200,000 COMFORCE common shares were removed from the our portfolio of "Available-for-sale securities" and were classified in the our condensed consolidated balance sheet as other receivables with an aggregate value of $400,000, based upon the value of proceeds to be received upon future exercise of the options. The disposition of these 200,000 COMFORCE common shares resulted in a gain that was deferred and will not be recognized in the our financial statements until the options to purchase these 200,000 COMFORCE common shares are exercised. During the first quarter of 1998, options to acquire 14,000 of these COMFORCE common shares were exercised resulting in a realized gain of $53,000. At March 31, 1999, options to acquire 55,750 COMFORCE common shares remained unexercised and were classified in our condensed consolidated balance sheet as other receivables with an aggregate value of $112,000, based upon the value of proceeds to be received upon future exercise of the options.


         Redeemable Preferred Stock

As discussed in Note 4 to our condensed consolidated financial statements, we have outstanding redeemable preferred stock with a carrying value of $2,921,000 at March 31, 1999. Certain redeemable preferred stock issues of the BCA and Bagcraft subsidiaries are included in liabilities of discontinued operations at March 31, 1999.

Under the terms of the Merger Agreement with WWWX and NAAC (See Note 2 to our condensed consolidated financial statements), if approved by the Company's shareholders, the ARTRA preferred stock shareholders, which shall include persons who elect to exchange their BCA preferred stock prior to the merger, will receive shares of NAAC Common Stock in exchange for shares of their respective preferred stock issuances.


         Litigation

We are the defendants in various business-related litigation and environmental matters. See Note 7 to our condensed consolidated financial statements. At March 31, 1999 and December 31, 1998, we had accrued current liabilities of $1,500,000 for potential business-related litigation and environmental liabilities. While these litigation and environmental matters involve wide ranges of potential liability, we do not believe the outcome of these matters will have a material adverse effect on the our financial statements.


         Net Operating Loss Carryforwards

At December 31, 1998, we had Federal income tax loss carryforwards of approximately $10,000,000 expiring principally in 2010 - 2012, available to be applied against future taxable income, if any. In recent years, we have issued shares of our common stock to repay various debt obligations, upon exercise of stock options and warrants, as consideration for acquisitions, to fund working capital obligations and as consideration for various other transactions. Section 382 of the Internal Revenue Code of 1986 limits a corporation's utilization of its Federal income tax loss carryforwards when certain changes in the ownership of a corporation's common stock occurs. In our opinion, we not currently subject to such limitations regarding the utilization of its Federal income tax loss carryforwards. Should we continue to issue a significant number of shares of our common stock, it could trigger a limitation on our ability to utilize our Federal income tax loss carryforwards.

Impact of Inflation and Changing Prices

Inflation has become a less significant factor in our economy; however, to the extent permitted by competition, we have generally passed increased costs to our customers by increasing sales prices over time.

Recently Issued Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the balance sheet and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 1999. We have not determined what impact this standard, when adopted, will have on the our financial statements.


Year 2000 Compliance

The Year 2000 ("Y2K") issue refers to the inability of many computer programs and systems to process accurately dates later than December 31, 1999. Unless these programs are modified to handle the century change, they will likely interpret the Year 2000 as the year 1900. We anticipate that the Year 2000 Issue will not have a material adverse effect on our financial position or results of operations. We have not incurred any significant costs for Y2K compliance to date and do not expect to incur any significant additional costs to complete such compliance. Additionally, we believe the technology and internal computer systems of entrade.com are Y2K compliant.






Item 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


There have been no material changes in reported market risks faced by the Registrant since December 31, 1998. The Company's investment in COMFORCE common stock is subject to liquidity and market price risks.

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings
-------  -----------------

         The information required by Part II, Item 1 of Form 10-Q is hereby incorporated by reference to Note 7 to the Company's condensed consolidated financial statements for the quarter ended March 31, 1999 included in Part I, Item 1 of this Form 10-Q.


Item 6.  Exhibits and Reports On Form 8-K
-------  --------------------------------

                  (a)      Exhibits:

                            None.


                  (b)       Reports on Form 8-K:

                   On March 2, 1999, the Company filed Form 8-K to report the agreement with NA Acquisition Corp. ("NAAC") and WorldWide Web NetworX Corporation providing for the merger of a subsidiary of NAAC with the Company.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.






                                               ARTRA GROUP INCORPORATED
                                               ------------------------
                                                     Registrant







Dated:   May 17, 1999                           /s/ James D. Doering
----------------------                          -----------------------
                                                   JAMES D. DOERING
                                                  Vice President and
                                                Chief Financial Officer