Form 10-Q
period 1999-06-30
ARTRA GROUP INC
filed 1999-08-16
CIK 200243

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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


                                 Not Applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report



                                 Yes X     No
                                     ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                              Outstanding at July 31, 1999
---------------------------------------        ---------------------------------
  Common stock, without par value                          8,894,423

                            ARTRA GROUP INCORPORATED

                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------

PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets
                   June 30, 1999 and December 31, 1998                       2

              Condensed Consolidated Statements of Operations
                   Three and Six Months Ended
                   June 30, 1999 and June 30, 1998                           3

              Condensed Consolidated Statement of Changes
                   in Shareholders' Equity
                   Six Months Ended June 30, 1999                            4

              Condensed Consolidated Statements of Cash Flows
                   Six Months Ended June 30, 1999
                   and June 30, 1998                                         5

              Notes to Condensed Consolidated
                   Financial Statements                                      6


Item 2.       Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            14


Item 3.       Quantitative and Qualitative Disclosures
                    About Market Risk                                       18



PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                             19

Item 6.       Exhibits and Reports on Form 8-K                              19



SIGNATURES                                                                  20

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Unaudited in thousands, except share data)


                                                      June 30,   December 31,
                                                        1999        1998
                                                      --------    --------

                    ASSETS
Current assets:
   Cash and equivalents                               $ 10,495    $ 11,753
   Restricted cash and equivalents                         111       1,045
   Available-for-sale securities                         4,577       8,200
   Other                                                   221         270
                                                      --------    --------
               Total current assets                     15,404      21,268

Other assets:
   Advances to Entrade Inc.                              1,428        --
   Other                                                    89        --
                                                      --------    --------
                                                      $ 16,921    $ 21,268
                                                      ========    ========


                    LIABILITIES
Current liabilities:
   Accrued expenses                                   $    590    $    568
   Income taxes                                          1,114       1,854
   Common stock put warrants                               511       1,705
   Liabilities of discontinued operations                8,464      10,328
                                                      --------    --------
               Total current liabilities                10,679      14,455
                                                      --------    --------

Commitments and contingencies

Redeemable preferred stock                               3,051       2,857


                    SHAREHOLDERS' EQUITY
Common stock, no par value;
   authorized 20,000,000 shares;
   issued 9,318,105 shares in 1999
   and 8,302,110 shares in 1998                          6,989       6,227
Additional paid-in capital                              53,047      42,734
Deferred stock compensation                             (3,702)       --
Unrealized appreciation of investments                   7,297      10,920
Accumulated deficit                                    (58,815)    (54,300)
                                                      --------    --------
                                                         4,816       5,581
Less treasury stock, 437,882 shares, at cost             1,625       1,625
                                                      --------    --------
                                                         3,191       3,956
                                                      --------    --------
                                                      $ 16,921    $ 21,268
                                                      ========    ========



The accompanying notes are an integral part of the consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited in thousands, except per share data)


                                                                     Three Months Ended     Six Months Ended
                                                                          June 30,              June 30,
                                                                     ------------------    ------------------
                                                                       1999       1998*      1999       1998*
                                                                     -------    -------    -------    -------
Net sales                                                            $  --      $  --      $  --      $  --
                                                                     -------    -------    -------    -------

Costs and expenses:
   Cost of goods sold,
     exclusive of depreciation and amortization                         --         --         --         --
   Selling, general and administrative                                 3,174        530      4,528      1,152
                                                                     -------    -------    -------    -------
                                                                       3,174        530      4,528      1,152
                                                                     -------    -------    -------    -------

Operating loss                                                        (3,174)      (530)    (4,528)    (1,152)
                                                                     -------    -------    -------    -------

Other income (expense):
   Interest income (expense), net                                        121       (853)       207     (1,987)
   Realized gain on disposal
     of available-for-sale securities                                   --          267       --          320
   Other income (expense), net                                          --            2       --          (74)
                                                                     -------    -------    -------    -------
                                                                         121       (584)       207     (1,741)
                                                                     -------    -------    -------    -------

Loss from continuing operations before income taxes                   (3,053)    (1,114)    (4,321)    (2,893)
Provision for income taxes                                              --         --         --         --
                                                                     -------    -------    -------    -------
Loss from continuing operations                                       (3,053)    (1,114)    (4,321)    (2,893)
Earnings from discontinued operations                                   --          948       --          810
                                                                     -------    -------    -------    -------
Net loss                                                              (3,053)      (166)    (4,321)    (2,083)
Dividends applicable to redeemable preferred stock                      (130)       (95)      (194)      (219)
                                                                     -------    -------    -------    -------
Loss applicable to common shares                                     ($3,183)   ($  261)   ($4,515)   ($2,302)
                                                                     =======    =======    =======    =======

Earnings (loss) per share applicable to common shares:
    Basic
       Continuing operations                                         ($ 0.37)   ($ 0.15)   ($ 0.54)   ($ 0.39)
       Discontinued operations                                          --         0.12       --         0.10
                                                                     -------    -------    -------    -------
                 Net loss                                            ($ 0.37)   ($ 0.03)   ($ 0.54)   ($ 0.29)
                                                                     =======    =======    =======    =======

     Weighted average number of shares
       of common stock outstanding                                     8,655      7,864      8,331      7,914
                                                                     =======    =======    =======    =======

    Diluted
       Continuing operations                                         ($ 0.37)   ($ 0.15)   ($ 0.54)   ($ 0.39)
       Discontinued operations                                          --         0.12       --         0.10
                                                                     -------    -------    -------    -------
                 Net loss                                            ($ 0.37)   ($ 0.03)   ($ 0.54)   ($ 0.29)
                                                                     =======    =======    =======    =======

     Weighted average number of shares of common stock
       and common stock equivalents outstanding                        8,655      7,864      8,331      7,914
                                                                     =======    =======    =======    =======




The accompanying notes are an integral part of the condensed consolidated financial statements.

---------------------------
* As reclassified for discontinued operations.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   (Unaudited in thousands, except share data)


                                                                            Accumulated
                                     Common Stock  Additional  Deferred        Other                 Treasury Stock       Total
                                  -----------------  Paid-in     Stock     Comprehensive Accumulated ---------------   Shareholders'
                                    Shares  Dollars  Capital  Compensation    Income      (Deficit)  Shares  Dollars      Equity
                                  --------- ------- --------- ------------ ------------  ----------  ------- -------   ------------
Balance at December 31, 1998      8,302,110  $6,227   $42,734                   $10,920    ($54,300) 437,882 ($1,625)        $3,956
                                                                                                                       ------------

Comprehensive income (loss):
 Net loss                                 -       -         -                         -      (4,321)       -       -         (4,321)
 Net decrease in unrealized
  appreciation of investments             -       -         -                    (3,623)          -        -       -         (3,623)
                                                                                                                       ------------
   Comprehensive income (loss)                                                                                               (7,944)
                                                                                                                       ------------

Other changes in
 shareholders' equity:
  Exercise of warrants to
   purchase common stock            978,598     734     3,520                         -           -        -       -          4,254
  Exercise of options to
   purchase common stock             37,397      28       124                         -           -        -       -            152
  Stock options issued
   and deferred
   stock-based compensation               -       -     4,900       (4,900)           -           -        -       -              -
  Compensation expense recognized         -       -         -        1,198            -           -        -       -          1,198
  Outstanding stock options               -       -       575            -            -           -        -       -            575
  Reverse put liability
   for warrants exercised                 -       -     1,194            -            -           -        -       -          1,194
  Redeemable preferred
    stock dividends                       -       -         -                         -        (194)       -       -           (194)
                                                                                                                       ------------
    Other changes in
     shareholders' equity                                                                                                     7,179
                                                                                                                       ------------

                                  --------- ------- ---------  -----------  -----------   ---------  ------- -------   ------------
Balance at June 30, 1999          9,318,105  $6,989   $53,047      ($3,702)      $7,297    ($58,815) 437,882 ($1,625)        $3,191
                                  ========= ======= =========  ===========  ===========   =========  ======= =======   ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited in thousands)




                                                             Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                             1999        1998
                                                           --------    --------

Net cash flows from (used by) operating activities         ($ 3,781)   $    701
                                                           --------    --------

Cash flows from investing activities:
   Advances to Entrade Inc.                                  (2,728)       --
   Decrease in restricted cash                                  934        --
   Additions to property, plant and equipment                  --        (1,105)
   Proceeds from sale of COMFORCE common stock                 --           170
   Other                                                        (89)       --
                                                           --------    --------
Net cash flows used by investing activities                  (1,883)       (935)
                                                           --------    --------

Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants       4,406          17
   Net decrease in short-term debt                             --          (379)
   Proceeds from long-term borrowings                          --        70,186
   Reduction of long-term debt                                 --       (72,625)
   Repurchase of common stock previously issued
      to pay down short-term notes                             --        (1,518)
   Redemption of detachable put warrants                       --        (1,410)
   Other                                                       --            (1)
                                                           --------    --------
Net cash flows from (used by) financing activities            4,406      (5,730)
                                                           --------    --------

Decrease in cash and cash equivalents                        (1,258)     (5,964)
Cash and equivalents, beginning of period                    11,753       5,991
                                                           --------    --------
Cash and equivalents, end of period                        $ 10,495    $     27
                                                           ========    ========



Supplemental schedule of noncash
  investing and financing activities:
    ARTRA/BCA redeemable preferred
      stock received as payment of
      Peter Harvey advances                                    --        12,787






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

As discussed in Note 2, on February 23, 1999, ARTRA entered into an agreement with Entrade Inc. ("Entrade"), formerly NA Acquisition Corp., and WorldWide Web NetworX Corporation ("WorldWide") providing for the merger of a subsidiary of Entrade with ARTRA. Entrade, a 90% owned subsidiary of WorldWide, owns all of the outstanding capital stock of entrade.com, Inc. ("entrade.com") and 25% of the Class A Common Stock of asseTrade.com, Inc. ("asseTrade.com").

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

In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position as of June 30, 1999, and the results of operations and changes in cash flows for the three month periods ended June 30, 1999 and June 30, 1998. Reported interim results of operations are based in part on estimates that may be subject to year-end adjustments. In addition, these quarterly results of operations are not necessarily indicative of those expected for the year.


2.       CHANGE OF BUSINESS

         Entrade Inc.

On February 23, 1999, ARTRA entered into an Agreement and Plan of Merger (the "Merger Agreement") with WorldWide, Entrade, a 90% owned subsidiary of WorldWide, and WWWX Merger Subsidiary, Inc. ("Merger Sub"), a wholly owned subsidiary of Entrade, pursuant to which Merger Sub will merge into the Company (the "Merger"), with the Company being the surviving corporation. As a result of the Merger, the Company will become a wholly owned subsidiary of Entrade, and the shareholders of the Company will become shareholders of Entrade. Under the terms of the Merger Agreement, the Company's shareholders will receive one share of Entrade Common Stock in exchange for each share of the Company's Common Stock. Additionally, holders of ARTRA Series A preferred stock will receive 329 shares of Entrade common stock for each share of ARTRA Series A preferred stock. All stock options and warrants issued by the Company and outstanding on the closing date of the Merger will be converted into Entrade stock options and warrants.

Entrade owns all of the outstanding capital stock of entrade.com and 25% of the Class A Common Stock of asseTrade.com.

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

In connection with the execution of the Merger Agreement, on February 23, 1999, Entrade acquired certain software and intellectual property and 25% of the shares of Class A Voting Common Stock of asseTrade.com (collectively, the "Purchased Assets") from WorldWide, in exchange for 1,800,000 shares of Entrade common stock, $800,000 in cash and a note for $500,000, payable upon the consummation of the Merger or the earlier termination of the Merger

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


Agreement. On February 16, 1999, Entrade had agreed with Energy Trading Company, a wholly owned subsidiary of Peco Energy Company, to issue to Energy Trading
Company 200,000 shares of Entrade common stock, and to pay Energy Trading Company $100,000 in exchange for certain retained rights Energy Trading Company held in the Purchased Assets. Entrade also agreed with both WorldWide and Energy Trading Company that it would provide a minimum of $4,000,000 in funding for entrade.com. Under separate loan agreements, ARTRA agreed to loan Entrade up to $2,000,000 and advance an additional $250,000 to fund the $800,000 cash payment to WorldWide and to provide funding for entrade.com until the consummation of the Merger or the earlier termination of the Merger Agreement. Under the Merger Agreement, the Company agreed to guaranty the $4,000,000 funding for entrade.com if the Merger is consummated.

In August 1999, WorldWide agreed to loan Entrade up to $500,000 to fund Entrade's operations for the period from the date of the loan to the closing date under the Merger Agreement. This amount will be repaid to WorldWide as a condition to closing the Merger.

Consummation of the Merger is subject to the approval of the shareholders of ARTRA. The Company expects to complete the transaction during the third quarter of 1999.

If the Merger Agreement terminates solely because the ARTRA shareholders have not approved the Merger Agreement and the Merger, all obligations of WorldWide and Entrade to repay the amounts loaned to either or both of them by ARTRA under the loan agreement and an additional $250,000 advanced to Entrade by ARTRA will terminate and the loans made by ARTRA to WorldWide and to Entrade under the loan agreement will be forgiven as a "break-up" fee to WorldWide and Entrade equal to the aggregate amount of the loan as defined in the loan agreement and the additional $250,000 advance.


         Bagcraft

Effective August 26, 1998, ARTRA and its wholly-owned BCA Holdings, Inc. ("BCA") subsidiary, the parent of Bagcraft, agreed to sell the business assets of Bagcraft. Additionally, the buyer agreed to assume certain Bagcraft liabilities. The disposition of the Bagcraft business resulted in a net gain of $35,985,000.

The Company's 1998 consolidated financial statements have been reclassified to report separately the results of operations of Bagcraft. The operating results (in thousands) for the six months ended June 30, 1998 of the discontinued Bagcraft subsidiary consist of:


          Net sales                                           $ 63,265
                                                              ========

          Earnings from operations before income taxes
               and minority interest                          $  1,154
          Provision for income taxes                               (44)
          Minority interest                                       (300)
                                                              --------
          Earnings from discontinued operations               $    810
                                                              ========

          Earnings per share from discontinued operations     $    .10
                                                              ========





Liabilities of discontinued operations at June 30, 1999 and December 31, 1998 of $8,464,000 and $10,328,000, respectively, include BCA/Bagcraft redeemable preferred stock issues (see Note 4), contractual obligations, environmental matters and other future estimated costs for various discontinued operations.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


3.       INVESTMENT IN COMFORCE CORPORATION

At June 30, 1999 ARTRA's investment in COMFORCE Corporation ("COMFORCE"), 1,525,500 shares, currently a common stock ownership interest of approximately 9%, was classified in the Company's condensed consolidated balance sheet in current assets as "Available-for-sale securities." At June 30, 1999 the gross unrealized gain relating to ARTRA's investment in COMFORCE, reflected as a separate component of shareholders' equity, was $7,297,000. The investment in COMFORCE common stock, which represents a significant portion of the Company's assets at June 30, 1999 and December 31, 1998, is subject to liquidity and market price risks.

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

 Based upon the preceding factors, the Company had concluded that, for reporting purposes, it had effectively granted options to certain officers, directors and key employees to acquire 200,000 of ARTRA's COMFORCE common shares. Accordingly, in January 1996 these 200,000 COMFORCE common shares were removed from the Company's portfolio of "Available-for-sale securities" and were classified in the Company's condensed consolidated balance sheet as other receivables with an aggregate value of $400,000, based upon the value of proceeds to be received upon future exercise of the options. The disposition of these 200,000 COMFORCE common shares resulted in a gain that was deferred and will not be recognized in the Company's financial statements until the options to purchase these 200,000 COMFORCE common shares are exercised.

During the three and six months ended June 30, 1998, options to acquire 70,750 and 84,750 of these COMFORCE common shares were exercised resulting in realized gains of $267,000 and $320,000, respectively. At June 30, 1999, options to acquire 55,750 COMFORCE common shares remained unexercised and were classified in the Company's condensed consolidated balance sheet as other current assets with an aggregate value of $112,000, based upon the value of proceeds to be received upon future exercise of the options.


4.       REDEEMABLE PREFERRED STOCK

         ARTRA

In March 1990, ARTRA issued 3,750 shares of $1,000 par value junior non-convertible payment-in-kind redeemable Series A Preferred Stock with an estimated fair value of $1,012,000, net of unamortized discount of $2,738,000 as partial consideration for the acquisition of the discontinued Bagcraft subsidiary.

At June 30, 1999 and December 31, 1998, 1,849.34 shares of Series A Preferred Stock were outstanding with carrying values of $3,051,000 and $2,857,000, respectively, including accumulated dividends, net of unamortized discount of $102,000 and $239,000, respectively. The Series A Preferred Stock accrues dividends at the rate of 6% per annum and is redeemable by ARTRA on March 1, 2000 at a price of $1,000 per share plus accrued dividends. Accumulated dividends of $1,338,000 ($724 per share) and $1,246,000 ($674 per share) were accrued at June 30, 1999 and December 31, 1998, respectively.

         BCA Holdings/ Bagcraft

During 1992 and 1993, in exchange for cash consideration of $3,675,000, a former related party received 3,675 shares of BCA Series A preferred stock (6% cumulative, redeemable preferred stock with a liquidation preference equal to $1,000 per share). At June 30, 1999 and December 31, 1998, liabilities of discontinued operations included 1,036.39 and 1,672.18 BCA Series A redeemable preferred shares with accumulated dividends of $318,000 ($307 per share) and $514,000 ($307 per share), respectively.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


Effective February 15, 1996, BCA, Bagcraft and a former related party entered into an agreement to exchange certain preferred stock between the Companies. Per terms of the exchange agreement BCA issued 8,135 shares of BCA Series B preferred stock (13.5% cumulative, redeemable preferred stock with a liquidation preference equal to $1,000 per share) to the former related party in exchange for 41,350 shares of Bagcraft redeemable preferred stock. At June 30, 1999 and December 31, 1998, liabilities of discontinued operations included 1,675.79 BCA Series B redeemable preferred shares with accumulated dividends of $650,000 ($388 per share).

Both the BCA Series A preferred stock and the BCA Series B preferred stock are redeemable at the option of the issuer for an amount equal to face value plus accumulated dividends. The BCA Series B preferred stock was redeemable on June 1, 1997.

At June 30, 1999 and December 31, 1998, liabilities of discontinued operations included 8,650 shares of Bagcraft 13.5% cumulative, redeemable preferred stock (liquidation preference equal to $100 per share). Accumulated dividends of $1,315,000 were accrued at June 30, 1999 and December 31, 1998 ($152 per share).


        Proposed Exchange Under Merger Agreement

On February 23, 1999, ARTRA entered into a Merger Agreement with WorldWide and Entrade (see Note 2). As a result of the Merger, the Company will become a wholly owned subsidiary of Entrade, and the shareholders of the Company will become shareholders of Entrade. Under the terms of the Merger Agreement, if approved by the Company's shareholders, the holders of ARTRA Series A preferred stock will receive 329 shares of Entrade Common Stock in exchange for each share of their ARTRA Series A preferred stock.

The Merger Agreement as amended as of August 9, 1999, does not provide for the issuance of shares of Entrade common stock in exchange for any outstanding shares of BCA Series preferred stock or BCA Series B preferred stock.


5.       INCOME TAXES

No income tax benefit was recognized in connection with the Company's 1998 and 1997 pre-tax losses due to the Company's tax loss carryforwards and the uncertainty of future taxable income.

At December 31, 1998, the Company and its subsidiaries had Federal income tax loss carryforwards of approximately $10,000,000 expiring principally in 2010 - 2012, available to be applied against future taxable income, if any. In recent years, the Company has issued shares of its common stock to repay various debt obligations, upon exercise of stock options and warrants, as consideration for acquisitions, to fund working capital obligations and as consideration for various other transactions. Section 382 of the Internal Revenue Code of 1986 limits a corporation's utilization of its Federal income tax loss carryforwards when certain changes in the ownership of a corporation's common stock occurs. In the opinion of management, the Company is not currently subject to such limitations regarding the utilization of its Federal income tax loss carryforwards. Should the Company continue to issue a significant number of shares of its common stock, it could trigger a limitation on its ability to utilize its Federal income tax loss carryforwards. The pending Merger with Entrade will not affect ARTRA's Federal income tax loss carryforwards.



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

Earnings (loss) per share for the three and six months ended June 30, 1999 and 1998 was computed as follows (in thousands, except per share amounts):

                                                          Three Months Ended    Three Months Ended
                                                             June 30, 1999         June 30, 1998
                                                          ------------------    ------------------
                                                           Basic     Diluted     Basic     Diluted
                                                          -------    -------    -------    -------
AVERAGE SHARES OUTSTANDING:
  Weighted average shares outstanding                       8,655      8,655      7,864      7,864
  Common stock equivalents  (options/warrants)               --         --         --         --
                                                          -------    -------    -------    -------
                                                            8,655      8,655      7,864      7,864
                                                          =======    =======    =======    =======
EARNINGS (LOSS):
  Loss from continuing operations                         $(3,053)   $(3,053)   $(1,114)   $(1,114)
  Dividends applicable to
     redeemable preferred stock                              (130)      (130)       (95)       (95)
                                                          -------    -------    -------    -------
  Loss from continuing operations
     applicable to common shareholders                     (3,183)    (3,183)    (1,209)    (1,209)
  Earnings  from discontinued operations                     --         --          948        948
                                                          -------    -------    -------    -------
  Net loss                                                $(3,183)   $(3,183)   $  (261)   $  (261)
                                                          =======    =======    =======    =======
PER SHARE AMOUNTS:
  Loss from continuing operations
     applicable to common shares                          $  (.37)   $  (.37)   $  (.15)   $  (.15)
 Earnings from discontinued operations                       --         --          .12        .12
                                                          -------    -------    -------    -------
  Net loss applicable  to common shares                   $  (.37)   $  (.37)   $  (.03)   $  (.03)
                                                          =======    =======    =======    =======

                                                           Six Months Ended      Six Months Ended
                                                             June 30, 1999         June 30, 1998
                                                          ------------------    ------------------
                                                           Basic     Diluted     Basic     Diluted
                                                          -------    -------    -------    -------
AVERAGE SHARES OUTSTANDING:
  Weighted average shares outstanding                       8,331      8,331      7,914      7,914
  Common stock equivalents  (options/warrants)               --         --         --         --
                                                          -------    -------    -------    -------
                                                            8,331      8,331      7,914      7,914
                                                          =======    =======    =======    =======
EARNINGS (LOSS):
  Loss from continuing operations                         $(4,321)   $(4,321)   $(2,893)   $(2,893)
  Dividends applicable to
     redeemable preferred stock                              (194)      (194)      (219)      (219)
                                                          -------    -------    -------    -------
  Loss from continuing operations
     applicable to common shareholders                     (4,515)    (4,515)    (3,112)    (3,112)
  Earnings  from discontinued operations                     --         --          810        810
                                                          -------    -------    -------    -------
  Net loss                                                $(4,515)   $(4,515)   $(2,302)   $(2,302)
                                                          =======    =======    =======    =======
PER SHARE AMOUNTS:
  Loss from continuing operations
     applicable to common shares                          $  (.54)   $  (.54)   $  (.39)   $  (.39)
  Earnings from discontinued operations                      --         --          .10        .10
                                                          -------    -------    -------    -------
  Net loss applicable  to common shares                   $  (.54)   $  (.54)   $  (.29)   $  (.29)
                                                          =======    =======    =======    =======

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


7.       LITIGATION

The Company and its subsidiaries are the defendants in various business-related litigation and environmental matters. At June 30, 1999 and December 31, 1998, the Company had accrued current liabilities of $1,500,000 for potential business-related litigation and environmental liabilities. While these litigation and environmental matters involve wide ranges of potential liability, management does not believe the outcome of these matters will have a material adverse effect on the Company's financial statements.

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

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


In recent years, ARTRA as been a party to product liability asbestos claims relating to the former The Synkoloid Company subsidiary. ARTRA 's product liability insurance has covered all of these claims settled to date. As of September 1998, ARTRA 's primary insurance carriers had paid approximately $13 million in claims related to the Synkoloid products, at which point the primary insurance carriers asserted that primary coverage had been exhausted. Since that date, ARTRA's excess insurance carriers assumed the defense of all Synkoloid product liability claims. Through March 31, 1999, these carriers paid approximately $4.4 million to settle claims. ARTRA is not able to quantify the costs of claims that remain outstanding or unasserted. ARTRA believes that available coverage under the excess insurance polices will be sufficient to cover outstanding and future claims.

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


8.       OTHER INFORMATION

On June 28, 1999, the Company's board of directors entered into a three-year employment agreement with Mark F. Santacrose, under which, Mr. Santacrose agreed to become the President and Chief Executive Officer of ARTRA. In connection with such employment, Mr. Santacrose received an option to purchase 200,000 shares of ARTRA common stock at an exercise price of $10.00 per share (exercisable immediately) and 100,000 shares of ARTRA common stock at an exercise price of $12.875 per share (exercisable commencing June 28, 2000). The market value of ARTRA common stock on the date of grant of the options was $12.875 per share. Accordingly, at June 30, 1999, ARTRA recognized compensation expense of $575,000 related to these stock options.

On February 23, 1999, the Company entered into three-year employment agreements with four individuals to manage the Company's entry into the Internet business-to-business e-commerce and on-line auction business. In connection with such employment, the three individuals received nonqualified stock options for the purchase of 1,600,000 shares of the Company's Common Stock at an exercise price of $2.75 per share. The options vest in three equal installments over a period ending February 18, 2001. During the six months ended June 30, 1999, the Company recognized compensation expense of approximately $1,200,000 related to these stock options.

ARTRA had fallen below the New York Stock Exchange's quantitative and other continued listing criteria. These criteria included the New York Stock Exchange's net tangible assets and average three-year net income requirements. Also, after the sale of ARTRA 's Bagcraft subsidiary, ARTRA has lacked an ongoing operating business as required under the New York Stock Exchange's rules. At the New York Stock Exchange's request, ARTRA has provided a definitive action plan demonstrating ARTRA 's ability to achieve compliance with the Exchange's listing standards, including the succession of Entrade common stock to this listing after the Merger. Based upon a review of that plan, the New York Stock Exchange is continuing the listing of ARTRA common stock.

                    ARTRA GROUP INCORPORATED AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)


ARTRA and, after the Merger, Entrade will be subject to ongoing quarterly monitoring for compliance with the plan. Failure to meet any of the quarterly plan projections could result in the suspension from trading and subsequent delisting of ARTRA common stock and, after the Merger, Entrade common stock. ARTRA 's plan is dependent upon the closing of the Merger during the third quarter of 1999. If the Merger is not completed, ARTRA may not be able to satisfy the listing requirements of the New York Stock Exchange, and ARTRA common stock may be delisted from the New York Stock Exchange.

On April 19, 1999, ARTRA entered into a letter of intent to purchase all of the issued and outstanding common stock of Public Liquidations Systems, Inc. and Asset Liquidation Group, Inc., d/b/a as Nationwide Auction Systems Corp. The purchase price shall consist of cash of $10,800,000 payable at closing, 1,570,000 shares of ARTRA common stock and a $14,000,000 note, subject to adjustment, payable over a two year period subsequent to the closing of the transaction. Consummation of the transaction is subject to certain conditions, including performance of the buyer's and seller's due diligence and negotiation of a definitive asset purchase agreement. The parties had extended the expiration date of the letter of intent to August 12, 1999 and are negotiating to further extend the expiration date. This potential acquisition is not as yet deemed probable as no assurance can be given that the parties will complete their due diligence or enter into a definitive agreement by that date.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion supplements the information found in the financial statements and related notes:


         Results of Operations

We significantly changed the business focus of the company during the fourth quarter of fiscal year 1998. We exited our then single industry segment, the packaging products business, conducted by the discontinued Bagcraft subsidiary. We are actively investigating new business opportunities. Our consolidated financial statements for the three and six months ended June 30, 1998 have been reclassified to report separately the results of operations of the Bagcraft subsidiary in discontinued operations.


Three Months Ended June 30, 1999 vs. Three Months Ended June 30, 1998

         Continuing Operations

Selling, general and administrative expenses from continuing operations were $3,174,000 for the three months ended June 30, 1999 as compared to $530,000 for the three months ended June 30, 1998. We incurred a compensation charge of approximately $900,000 during the three months ended June 30, 1999 relating to stock options granted in February 1999 to certain individuals employed to manage our entry into the Internet business-to-business e-commerce and on-line auction business. We also incurred a compensation charge of $575,000 during the three months ended June 30, 1999 relating to stock options granted under terms of an employment agreement with our newly appointed president and chief executive officer. Selling, general and administrative expenses from continuing operations included $867,000 of losses incurred by Entrade during the three months ended June 30, 1999. The Entrade losses include business development costs of $67,000, depreciation and amortization of $240,000, payroll and related costs of $357,000 and other administrative costs of $203,000.

During the three months ended June 30, 1999, we had net interest income of $121,000 as compared to net interest expense of $853,000 during the three months ended June 30, 1998. We used cash proceeds received from the November 1998 sale of the assets of the discontinued Bagcraft subsidiary to pay off approximately $15,200,000 of borrowings on various loan agreements. We have invested approximately $10,000,000 as of June 30, 1999 of the remaining net proceeds in interest bearing cash equivalents.

We were  unable to  recognize  an income  tax  benefit  in  connection  with the
Company's   1999  and  1998  pre-tax  losses  due  to  the  Company's  tax  loss carryforwards and the uncertainty of future taxable income.


         Discontinued Operations

During the three months ended June 30, 1998, we had earnings of $948,000 at the discontinued Bagcraft subsidiary. No income or loss relating to discontinued operations was incurred during 1999.


Six  Months Ended June 30, 1999 vs. Six Months Ended June 30, 1998

         Continuing Operations

Selling, general and administrative expenses from continuing operations were $4,528,000 for the six months ended June 30, 1999 as compared to $1,152,000 for the six months ended June 30, 1998. We incurred a compensation charge of approximately $1,200,000 during the six months ended June 30, 1999 relating to stock options granted in February 1999 to certain individuals employed to manage our entry into the Internet business-to-business e-commerce and on-line auction business. We also incurred a compensation charge of $575,000 during the six months ended June 30, 1999 relating to stock options granted under terms of an employment agreement with our newly appointed president and chief executive officer. Selling, general and administrative expenses from continuing operations included $1,300,000 of losses incurred by Entrade during the six months ended June 30, 1999. The Entrade losses include business development costs of $290,000, depreciation and amortization of $310,000, payroll and related costs of $438,000 and other administrative costs of $262,000.

During the six months ended June 30, 1999, we had net interest income of $207,000 as compared to net interest expense of $1,987,000 during the six months ended June 30, 1998. We used cash proceeds received from the November 1998 sale of the assets of the discontinued Bagcraft subsidiary to pay off approximately $15,200,000 of borrowings on various loan agreements.

We were  unable to  recognize  an income  tax  benefit  in  connection  with the
Company's   1999  and  1998  pre-tax  losses  due  to  the  Company's  tax  loss carryforwards and the uncertainty of future taxable income.


         Discontinued Operations

During the six months ended June 30, 1998, we had earnings of $810,000 at the discontinued Bagcraft subsidiary. No income or loss relating to discontinued operations was incurred during 1999.


Liquidity and Capital Resources

         Cash and Cash Equivalents and Working Capital

Our cash and cash equivalents decreased $1,258,000 during the six months ended June 30, 1999. Cash flows used by operating activities of $3,781,000 and cash flows used by investing activities of $1,883,000 exceeded cash flows from financing activities of $4,406,000. Operating activities used cash flows to fund the Company's net loss for the six months ended June 30, 1999 and to pay liabilities of the discontinued Bagcraft subsidiary. Investing activities used cash flows for our investment in and advances to Entrade. Financing activities provided cash flows from the exercise of stock options and warrants.

Our consolidated working capital decreased by $2,088,000 to $4,725,000 at June 30, 1999, as compared to consolidated working capital of $6,813,000 at December 31, 1998. We used working capital to pay of liabilities of the discontinued Bagcraft subsidiary and for our investment in and advances to Entrade.


         Operating Plan

On February 23, 1999, ARTRA entered into a Merger Agreement with WorldWide and Entrade, a 90% owned subsidiary of WorldWide. As a result of the Merger Agreement, ARTRA will become a wholly owned subsidiary of Entrade, and the shareholders of ARTRA will become shareholders of Entrade. Under the terms of the Merger Agreement, ARTRA shareholders will receive one share of Entrade common stock in exchange for each share of ARTRA common stock. Additionally, the ARTRA Series A preferred stock shareholders will receive 329 shares of Entrade common stock in exchange for each share of ARTRA Series A preferred stock. All stock options and warrants issued by ARTRA and outstanding on the closing date of the Merger will be converted into Entrade stock options and warrants.

On February 23, 1999, Entrade acquired software and intellectual property and 25% of the shares of Class A Voting Common Stock of asseTrade.com from WorldWide, in exchange for 1,800,000 shares of Entrade common stock, $800,000 in cash and a note for $500,000, payable upon the closing of the Merger or the earlier termination of the Merger Agreement.

On February 16, 1999, Entrade had agreed with Energy Trading Company, a wholly owned subsidiary of Peco Energy, to issue to Energy Trading Company 200,000 shares of Entrade common stock and to pay Energy Trading Company $100,000 in exchange for retained rights held in the purchased assets. Entrade also agreed with both WorldWide and Energy Trading Company that it would provide a minimum of $4,000,000 in funding for entrade.com.

Under separate loan agreements, ARTRA agreed to loan Entrade up to $2,000,000 and advance an additional $250,000 to fund the $800,000 cash payment to WorldWide and to provide funding for entrade.com until the consummation of the Merger or the earlier termination of the Merger Agreement. Under the Merger Agreement, the Company agreed to guaranty the $4,000,000 funding for entrade.com if the Merger is consummated.

If the Merger Agreement terminates solely because the ARTRA shareholders have not approved the Merger Agreement and the Merger, all obligations of WorldWide and Entrade to repay the amounts loaned to either or both of them by ARTRA under the loan agreement and an additional $250,000 advanced to Entrade by ARTRA will terminate and the loans made by ARTRA to WorldWide and to Entrade under the loan agreement will be forgiven as a "break-up" fee to WorldWide and Entrade equal to the aggregate amount of the loan as defined in the loan agreement and the additional $250,000 advance.

We believe we have adequate funds available to fund our obligations under the Merger Agreement and to fund entrade.com's operations for the remainder of 1999.

We do not intend to be considered an "investment company" as defined by the Investment Company Act of 1940 and, accordingly, we are actively investigating new business opportunities, including the Merger. In order to finance new business opportunities, ARTRA could use sources such as its cash and cash equivalents, its available-for-sale securities, borrowings from various potential sources and issuances of equity securities.


         Capital Expenditures

ARTRA's corporate entity has no material commitments for capital expenditures.


         Investment in COMFORCE Corporation

ARTRA, along with its wholly owned Fill-Mor subsidiary, owns a significant minority interest in COMFORCE Corporation ("COMFORCE"), consisting of 1,525,500 shares or approximately 9% of the outstanding common stock of COMFORCE as of June 30, 1999 with an aggregate value as of that date of $4,577,000.

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

The Commission might not agree with our position. Notwithstanding this, we do not believe that our ability to sell COMFORCE shares, or eventually to realize on the value of our COMFORCE shares, will be affected in a material adverse way, although we may not be able to sell our COMFORCE shares as quickly as we could if we were to use Rule 144(k). In any event, an attempt to sell a large number of its COMFORCE shares over a limited period could be expected to result in a reduction in the value of those shares.

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

Based upon the preceding factors, we concluded that, for reporting purposes, we had effectively granted options to those officers, directors and key employees to acquire 200,000 of our COMFORCE common shares. Accordingly, in January 1996, these 200,000 COMFORCE common shares were removed from our portfolio of "available-for-sale securities" and were classified in the condensed consolidated balance sheet as other receivables with an aggregate value of $400,000, based upon the value of proceeds to be received upon future exercise of the options.

At June 30, 1999, options to acquire 55,750 COMFORCE common shares remained unexercised and were classified in our condensed consolidated balance sheet as other receivables with an aggregate value of $112,000, based upon the value of proceeds to be received upon future exercise of the options.


         Redeemable Preferred Stock

As discussed in Note 4 to our condensed consolidated financial statements, we have outstanding redeemable preferred stock with a carrying value of $3,051,000 at June 30, 1999. Certain redeemable preferred stock issues of the BCA and Bagcraft subsidiaries are included in liabilities of discontinued operations at June 30, 1999.

Under the terms of the Merger Agreement with WorldWide and Entrade (See Note 2 to our condensed consolidated financial statements), if approved by the Company's shareholders, the holders of ARTRA Series A preferred stock will receive 329 shares of Entrade common stock for each share of their ARTRA Series A preferred stock.


         Litigation

We are the defendants in various business-related litigation and environmental matters. See Note 7 to our condensed consolidated financial statements. At June 30, 1999 and December 31, 1998, we had accrued current liabilities of $1,500,000 for potential business-related litigation and environmental liabilities. While these litigation and environmental matters involve wide ranges of potential liability, we do not believe the outcome of these matters will have a material adverse effect on the our financial statements.


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

In our opinion, we not currently subject to such limitations regarding the utilization of its Federal income tax loss carryforwards. Should we continue to issue a significant number of shares of ARTRA common stock, it could trigger a limitation that would prevent it from utilizing a substantial portion of its federal income tax loss carryforwards. The Merger will not affect ARTRA's net operating loss carry forwards.


Impact of Inflation and Changing Prices

Inflation has become a less significant factor in our economy and currently is not a significant factor to our company.


Recently Issued Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the balance sheet and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 2000. We have not determined what impact this standard, when adopted, will have on the our financial statements.

Year 2000 Compliance

The Year 2000 ("Y2K") issue refers to the inability of many computer programs and systems to process accurately dates later than December 31, 1999. Unless these programs are modified to handle the century change, they will likely interpret the Year 2000 as the year 1900.

The ARTRA corporate entity has limited data processing requirements which are handled by personal computers running generic software applications. We believe that our internal systems are Year 2000 compliant. If these systems are not Year 2000 compliant, they can be quickly updated with new equipment without requiring us to incur significant costs.





Item 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


There have been no material changes in reported market risks faced by the Registrant since December 31, 1998. The Company's investment in COMFORCE common stock is subject to liquidity and market price risks.

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

         The information required by Part II, Item 1 of Form 10-Q is hereby incorporated by reference to Note 7 to the Company's condensed consolidated financial statements for the quarter ended June 30, 1999 included in Part I, Item 1 of this Form 10-Q.


Item 6.  Exhibits and Reports On Form 8-K


(a)      Exhibits:

                   None.


                  (b)       Reports on Form 8-K:

                  On May 7, 1999, the Company filed Form 8-K to report the signing of a letter of intent to purchase all of the issued and outstanding common stock of Public Liquidations Systems, Inc. and Asset Liquidation Group, Inc., d/b/a as Nationwide Auction Systems Corp. The parties had extended the expiration date of the letter of intent to August 12, 1999 and are negotiating to further extend the expiration date. This potential acquisition is not as yet deemed probable as no assurance can be given that the parties will complete their due diligence or enter into a definitive agreement by that date. This potential acquisition is not as yet deemed probable as no assurance can be given that the parties will complete their due diligence or enter into a definitive agreement by that date.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.






                                          ARTRA GROUP INCORPORATED
                                          ------------------------
                                                Registrant







Dated: August  16, 1999                      /s/ James D. Doering
-------------------------          -------------------------------------------
                                                 JAMES D. DOERING
                                    Vice President and Chief Financial Officer